Form 10QSB
period 1995-06-30
ATHENA MEDICAL CORP
filed 1995-08-14
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


           X       Quarterly Report pursuant to Section 13 or 15(d)
         -----     of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1995

         ----- Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from _____ to _____.


                         Commission File Number: 0-17119
                                                 -------


                           ATHENA Medical Corporation
                ------------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                     33-0202574
  ----------------------------------                  ----------------------
   (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

                         10170 SW Nimbus Ave., Suite H1
                               Portland, OR 97223
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (503) 968-8800
                 -----------------------------------------------
                          (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
      ---    ---

     As of June 30, 1995, the issuer had outstanding 8,928,243 shares of its $.01 par value Common Stock.

     Transitional Small Business Disclosure Format: (Check one) Yes    ; No  X
                                                                    ---     ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                           ATHENA MEDICAL CORPORATION
                                 BALANCE SHEETS
                                  as of June 30


                                                                             1995                      1994
                                                                        --------------            --------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                                               $4,378,482                   $8,080
  Accounts receivable, trade                                                  28,000
  Inventory                                                                   61,710                   10,500
  Prepaids & Other                                                            51,393                    6,673
                                                                        --------------            --------------
      Total Current Assets                                                 4,519,585                   25,253

EQUITY SECURITIES                                                                                     266,250


EQUIPMENT, FURNITURE & LEASEHOLDS, at cost                                   228,884                  164,902
  Less: Accumulated Depreciation                                             (45,066)                  (2,767)
                                                                        --------------            --------------
                                                                             183,818                  162,135

PATENTS & LICENSES, NET                                                       21,398                   29,500

LOANS RECEIVABLE - Officers and Directors                                    109,247
                                                                        --------------            --------------
      Total Assets                                                         4,834,048                  483,138
                                                                        --------------            --------------
                                                                        --------------            --------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                            58,837                  119,348
  Accrued Salaries and Related Liabilities                                     1,139                   39,317
                                                                        --------------            --------------
      Total Current Liabilities                                               59,976                  158,665

NOTES PAYABLE                                                                                         153,000
                                                                        --------------            --------------
      Total Liabilities                                                       59,976                  311,665

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, authorized 33,000,000
    shares; issued 8,928,243 and 5,430,800 shares                             89,282                   54,308
  Additional paid-in capital                                               7,984,238                  671,943
  Accumulated deficit                                                     (3,299,448)                (554,778)
                                                                        --------------            --------------
      Total Stockholders' Equity                                           4,774,072                  171,473
                                                                        --------------            --------------
      Total Liabilities and Stockholders' Equity
                                                                          $4,834,048                 $483,138
                                                                        --------------            --------------
                                                                        --------------            --------------


  The accompanying notes are an integral part of these balance sheets.

                           ATHENA MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS


                                                   For the three months ended                    For the six months ended
                                                             June 30                                      June 30
                                              ------------------------------------         -------------------------------------
                                                   1995                  1994                   1995                   1994
                                              --------------        --------------         --------------         --------------
Sales                                              $48,000                                      $48,000
Cost of Sales                                       54,818                                       54,818
                                              --------------        --------------         --------------         --------------
   Gross Margin                                     (6,818)                                      (6,818)

Gain on Sale of Equity Securities                   22,692                 8,750                 22,692                  8,750

Operating Expenses:
   General & Administrative (A)                  1,167,451               170,847              2,109,031                402,507
                                              --------------        --------------         --------------         --------------
        Net Loss                                $1,151,577              $162,097             $2,093,157               $393,757
                                              --------------        --------------         --------------         --------------
                                              --------------        --------------         --------------         --------------

Net Loss Per Share                                   $0.16                 $0.04                  $0.30                  $0.09
                                              --------------        --------------         --------------         --------------
                                              --------------        --------------         --------------         --------------

Weighted Ave. Shares Outstanding                $6,975,077            $4,097,810             $6,914,743             $4,074,679
                                              --------------        --------------         --------------         --------------
                                              --------------        --------------         --------------         --------------

(A) Including $393,333 for the six months ended June 30, 1995 of non cash expenses incurred for services received in exchange for options and warrants.

The accompanying notes are an integral part of these statements.

                           ATHENA MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash


                                                                           For the three months          For the six months
                                                                              ended June 30                 ended June 30
                                                                      ---------------------------- -----------------------------
                                                                           1995           1994           1995           1994
                                                                      --------------  ------------ --------------  -------------
Cash Flows From Operating Activities:

Net Loss                                                               $(1,151,577)    $(162,097)   $(2,093,157)     $(393,757)

Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
   Depreciation                                                             29,593                       36,115          1,607
   Equity investment in results of operations of Xtramedics, Inc.                         26,201                        54,751
   Amortization of deferred financing fee                                  125,000                      200,000
   Services received for options and warrants issued                       360,384                      393,333
   Loss on valuation of equity securities                                                                50,280
   Gain on sale of equity securities                                       (22,692)       (8,750)       (22,692)        (8,750)
   Changes in working capital:
      Accounts receivable                                                  (28,000)                     (28,000)
      Net decrease in stock subscriptions receivable                                                                    56,000
      Prepaid expenses                                                      (2,155)       (9,073)       (26,004)        (4,845)
      Inventory                                                              7,803                      (17,621)
      Accounts payable                                                     (86,584)       35,167       (125,609)        89,826
      Accrued salaries and related liabilities                             (14,159)        3,709        (44,919)         6,652
                                                                      --------------  ------------ --------------  -------------
            Net cash (used in) operating activities                       (782,387)     (114,843)    (1,678,274)      (198,516)

Cash Flows From Investing Activities:
   Purchases of equipment, furniture & leaseholds                           (7,858)      (13,205)       (55,825)       (22,738)
   Acquisition of Xtramedics, Inc., net of cash acquired                                 (32,438)                     (130,540)
   Proceeds from sales of equity securities                                 62,917        87,500         62,917         87,500
                                                                      --------------  ------------ --------------  -------------
            Net cash provided by (used in) investing activities             55,059        41,857          7,092        (65,778)

Cash Flows From Financing Activities:
   Collection of notes receivable                                           10,753                       10,753
   Net proceeds from sale of Common Stock, exercise of options,
       and receipt of payment on subscription receivable                    23,625                      123,625        106,000
   Proceeds from convertible debentures and notes payable                2,000,000        40,500      1,996,700        140,500
                                                                      --------------  ------------ --------------  -------------
            Net cash provided by financing activities                    2,034,378        40,500      2,131,078        246,500
                                                                      --------------  ------------ --------------  -------------

Net Increase (Decrease) in Cash and Cash Equivalents                     1,307,050       (32,486)       459,896        (17,794)

Cash and Cash Equivalents, beginning of period                           3,071,432        40,566      3,918,586         25,874
                                                                      --------------  ------------ --------------  -------------

Cash and Cash Equivalents, end of period                                $4,378,482        $8,080     $4,378,482         $8,080
                                                                      --------------  ------------ --------------  -------------
                                                                      --------------  ------------ --------------  -------------

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
   Issuance of Common  Stock in exchange for convertible debentures     $4,000,000                   $4,000,000


The accompanying notes are an integral part of these statements.

                           ATHENA MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1995


1.  ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF THE COMPANY
ATHENA Medical Corporation (the Company) is engaged in research, development and commercialization of female health care products. The Company reported initial sales of its Fresh 'n Fit-R- interlabial pad (the Padette) during the second quarter of 1995. The Company did not report sales for fiscal 1994.

BASIS OF PRESENTATION
The balance sheets as of June 30, 1995 and 1994, and the statements of operations and of cash flows for the six months ended June 30, 1995 and 1994, have been prepared by ATHENA and are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows at June 30, 1995 and 1994, and for the periods then ended, have been made.

PER SHARE DATA
The net loss per share was computed by dividing net loss by the weighted average number of shares of ATHENA outstanding during the periods. Warrants and options outstanding are not included as the effect would be anti-dilutive.

EQUIPMENT & FURNITURE
Equipment and furniture is recorded at cost, except for assets acquired in the 1994 acquisition of Xtramedics, Inc. which were recorded at fair market value, and depreciated on a straight-line basis over useful lives ranging from three to ten years. Maintenance and repair costs are expensed as incurred.

PATENTS AND LICENSES
Patents and licenses are recorded at cost, except for patents and licenses acquired in the acquisition noted above which were recorded at estimated fair market value, net of amortization. Costs are amortized over the remaining useful lives ranging from one to twelve years.

INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recorded based on the tax effected differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, using enacted marginal income tax rates. There are no deferred tax balances at June 30, 1995 and 1994 due to ATHENA's cumulative net operating losses.

STATEMENTS OF CASH FLOWS
For purposes of the statements of cash flows, the Company considers all instruments with a maturity of three months or less, when purchased, to be cash equivalents.

2.  RELATED PARTY TRANSACTIONS

Under terms of a licensing agreement, the Company assumed an obligation to pay royalties to an investor (who is a noncontrolling stockholder) based on varying percentages of up to 5 percent of net sales of certain products through 1997. The Company has rights to the licensing agreement for another three years from January 1, 1995.

3.  COMMON STOCK OPTIONS AND WARRANTS

Under the provisions of its 1994 Incentive and Non-Qualified Stock Option Plan (the Plan), the Company has reserved 3,300,000 shares of its common stock for issuance under qualified options, non-qualified options, stock appreciation rights, and other awards as set forth in the Plan. The Incentive Plan provides for administration by a committee comprised of not less than two members of the Company's Board of Directors. Such committee (or the Board of Directors in its absence) determines the number of shares, option price, duration and other terms of the options granted under the Plan. Qualified options are available for award to employees of the Company. Non-qualified options are available for issuance to consultants, advisors and others having a relationship with the Company, on terms determined by the committee.

As of June 30, 1995 and since the Plan's inception, options for a total of 2,164,030 shares have been awarded, 13,500 have been exercised, and 2,150,530 are outstanding. Of the number awarded and outstanding, 1,927,780 were qualified stock options, and 222,750 were non-qualified stock options. There were 300,000 options granted and 13,500 options exercised during the quarter ended June 30, 1995. There were no options surrendered during the quarter ended June 30, 1995.

The following summarizes outstanding options for shares of the Company's Common Stock as of the quarter ended June 30, 1995:

                            QUALIFIED STOCK OPTIONS
Titles of Securities                                         Weighted Average
Issuable: Common Stock      Shares Under Option      Exercise Price Per Share
------------------------  -----------------------  --------------------------

Number exercisable at
June 30, 1995                    1,466,780                    $0.60

Number exercisable
thereafter                        461,000                     $3.85

                          NON-QUALIFIED STOCK OPTIONS
Titles of Securities                                       Weighted Average
Issuable: Common Stock      Shares Under Option    Exercise Price Per Share
------------------------  -----------------------  ------------------------

Number exercisable at
June 30, 1995                      27,750                   $2.99

Number exercisable
thereafter                        195,000                   $3.13

As of June 30, 1995 warrants for an aggregate 2,573,300 shares have been awarded including warrants for an aggregate 264,800 shares awarded during the quarter. There were no warrants, exercised or surrendered during the quarter ended June 30, 1995.

The following table summarizes warrants outstanding for the purchase of shares of the Company's Common Stock as of the quarter ended June 30, 1995:

                                    WARRANTS
Titles of Securities           Shares Subject                 Weighted Average
Issuable: Common Stock           to Warrants          Exercise Price Per Share
------------------------  -----------------------   --------------------------

Number exercisable at
June 30, 1995                     2,331,633                   $1.26
Number exercisable
thereafter                         241,667                    $3.69

4.  INCOME TAXES

As of June 30, 1995, the Company has federal net operating loss carryforwards of approximately $1.2 million. If not applied against future taxable income, the federal net operating loss carryforwards will expire in the years 2001 through 2010. Changes in the Company's ownership have caused an annual limitation in the amount of carryforwards that can be utilized. As of June 30, 1995, the Company has net deferred tax assets of approximately $2.6 million primarily resulting from deferred start-up costs and net operating loss carryforwards. In accordance with SFAS 109, a valuation allowance was recorded to reduce net deferred tax assets to zero.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

Since its inception, the Company has been primarily engaged in the research, development, testing and commercialization of the Padette interlabial pad (Padette) and, to a lesser degree, other products. During the second quarter of fiscal year 1995, the Company resumed manufacturing and sales of the Padette. The Company had no sales of products or other revenues from operations in the second quarter of fiscal year 1994.

The Company's manufacturing facility is complete and capable of supplying anticipated demand through 1995. The Company is reviewing plans to increase capacity to meet the anticipated increase in demand.

At June 30, 1995, the Company had cash and cash equivalents of $4,378,482 and working capital of $4,459,609 During December 1994, the Company entered into a $6,000,000 debt and equity financing agreement with a group of private investors (the December 1994 Financing). Under terms of the agreement, as amended in March and June 1995, the Company agreed to issue one million units priced at $6 per unit. Each unit is comprised of one share of the Company's Common Stock and $4 of convertible debenture.

As of June 30, 1995, all of the stock and convertible debentures had been issued in exchange for $6 million. Under the terms of the December 1994 Financing agreement, as amended, the debentures automatically converted, at the rate of one share for each $2.00 of debentures, into shares of the Company's Common Stock on June 28, 1995.

In connection with the December 1994 Financing, the Company issued 120,000 shares of its Common Stock to one of the investors and 480,000 warrants to certain other parties, all for services provided in facilitating the transaction. The shares and warrants have been valued consistent with shares issued in the transaction. A portion of this value has been attributed to the issuance of the debentures. Accordingly, a portion of the value of the shares and warrants was deferred as a financing fee and amortized over the term of the debentures which ended June 28, 1995.

The December 1994 Financing provides the Company with sufficient funds to introduce the Padette-TM- to the market in early 1996 and pursue its other plans for the year. In addition, management intends to pursue additional sources of debt and equity funding and strategic partner relationships in order to continue its focus on becoming a leader in female health care products. Management intends to allocate approximately $4 million of the funds provided by the December 1994 Financing to production and marketing of the Padette-TM-.

PLANS FOR THE PADETTE - TWELVE MONTHS
In February 1995 the Company completed the construction of its 3,700 square foot manufacturing facility, including installation of equipment, in proximity to the Company's headquarters in Portland, Oregon. The facility houses two manufacturing lines, including proprietary equipment, and one packing line. The facility includes space to add a third manufacturing line, should sales demand warrant such an addition. As presently configured, management believes the manufacturing facility has the capacity to produce approximately 60 million Padettes per year. The facility's existing capacity meets the Company's estimated sales for 1995. The Company is also examining other ways of enhancing its capacity, including the addition of personnel and re-designed, higher capacity production equipment.

During the second quarter of 1995, the Company resumed manufacturing of the Padette-TM-. Initial production was used to fill orders from a distributor in the People's Republic of China and to meet the needs for samples and sales orders for the Company's direct marketing efforts.

As of June 30, 1995, the Company has shipped 1.2 million Padettes to a Chinese distributor and expects to deliver 1 million more in the third quarter of 1995. Additional efforts to introduce the Padette-TM- into India, Mexico, South Korea and the European Common Market are under way. The Company expects this international effort to provide a major portion of its 1995 revenues. There can be no assurances, however, that the Company's international marketing efforts will be successful.

The Company's sales and marketing strategy includes a regional United States rollout of the Padette beginning in the first quarter of 1996. The southeast region of the United States has been identified for the initial rollout. Management is also considering a rollout in the northwest region beginning in the second quarter of 1996. Management intends to utilize a direct marketing approach in its regional rollouts of the Padette-TM-.

John Perry, the Company's Chairman and Chief Executive Officer, is responsible for the rollout of the Padette-TM-. He served in a similar capacity during the successful test marketing of the Padette-TM- by Xtramedics, Inc. In addition, the Company intends to engage consultants who have successfully introduced other consumer products in the United States and who has expertise in mass merchant distribution. With the assistance of Karen Anderegg, Acting Executive Vice President of the Company and former President of Clinique Laboratories USA, the Company has updated and enhanced its packaging and marketing material for the Padette-TM-.

PLANS FOR OTHER PRODUCTS - TWELVE MONTHS
The Company expects to complete the pre-production tooling and the necessary validation for FDA submission for the Tampette-TM- collection device by December 1995. The remaining development costs are not expected to exceed $75,000 in 1995. Costs of the Company's proprietary pregnancy test and other diagnostic products which are to be available for field testing by year end, and associated development costs, are not expected to exceed $100,000 in 1995. Marketing efforts and revenues are not expected for either product line in 1995. The Company believes the December 1994 Financing has provided sufficient funds to fulfill its research and development goals for 1995.

STAFFING PLAN - TWELVE MONTHS
The Company has twelve full-time and two part-time employees as of June 30, 1995 and is pursuing employment of a small number of additional employees and consultants as necessary. The Company intends to contract with or hire appropriate personnel as business demands require.

                           PART II - OTHER INFORMATION


ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended June 30, 1995.

ITEM 4.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

      a)  Exhibits

          None.

      b)  Reports on Form 8-K

          A current report on Form 8-K was filed by the Company during the quarter ended June 30, 1995 regarding the withdrawal of its Registration Statement on Form S-2.


                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ATHENA Medical Corporation


                                        S/WILLIAM H. FLEMING
                                        -----------------------------------

 Date:  August 11, 1995                 William H. Fleming
                                        President & Chief Operating Officer


                                        S/DAVID S. PORTER
                                        -----------------------------------

Date:  August 11, 1995                  David S. Porter
                                        Acting Chief Financial Officer

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has been named as defendant in a civil action brought in Multnomah County, Oregon Circuit Court on May 22, 1995 by Mark T. Waller. The dispute arises out of a warrant for 450,000 shares of the Company's common stock issued by the Company to Mr. Waller in early 1994. The plaintiff claims that he was entitled to receive stock registered with the Securities and Exchange Commission (SEC) upon exercise, but that the stock the subject of his warrant was not registered by the Company when other stock was registered with the SEC in February 1995. The plaintiff claimed breach of contract and breach of duty, and requested substantial monetary damages, including losses from a decrease in the Company's registered stock price value and punitive damages.

     The Company has denied the complaint, and subsequent to the end of second quarter 1995 a tentative settlement was reached between the parties. The settlement would, in exchange for a release of the Company, involve the issuance of a warrant for up to 150,000 additional shares of the Company's stock and payment of $100,000 cash to Mr. Waller. The Company expects the settlement to be finalized in third quarter 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         A Financial Data Schedule is being submitted as an exhibit to this document.

     b)  Reports on Form 8-K

         A current report on Form 8-K was filed by the Company during the quarter ended June 30, 1995 regarding the withdrawal of its Registration Statement on Form S-2. The Form 8-K was filed on June 22, 1995; it did not contain any financial statements.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ATHENA Medical Corporation



                                        /s/ WILLIAM H. FLEMING
                                        ----------------------------------------
Date:  August 14, 1995                  William H. Fleming
                                        President & Chief Operating Officer



                                        /s/ DAVID S. PORTER
                                        ----------------------------------------
Date:  August 14, 1995                  David S. Porter
                                        Acting Chief Financial Officer

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                -------------

                                   FORM 8-K

                                CURRENT REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        Date of report (Date of earliest event reported): June 22, 1995

                           ATHENA MEDICAL CORPORATION
               (Exact Name of Registrant as Specified in Charter)

              Nevada                       0-17119          33-0202574
      (STATE OR OTHER JURISDICTION       (COMMISSION       (IRS EMPLOYER
          OF INCORPORATION)              FILE NUMBER)    IDENTIFICATION NO.)

                          10170 SW Nimbus, Suite H-1
                            Portland, Oregon 97223
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (503) 968-8800

                               Not applicable.
          FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

ITEM 5. OTHER EVENTS.

     A.  WITHDRAWAL OF REGISTRATION STATEMENT ON FORM S-2.

     The information set forth in the press release attached to this Current Report on Form 8-K as Exhibit 99.1 is hereby incorporated by reference.

     B  EXHIBITS.

        99.1  Press Release disseminated by the registrant on June 22, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 ATHENA MEDICAL CORPORATION

                                                 /s/ WILLIAM H. FLEMING
                                                 -----------------------------
Date: June 22, 1995                              William H. Fleming, President

                                                                  EXHIBIT 99.1

                                 PRESS RELEASE

          Athena Medical Corporation announced today that it has withdrawn its Registration Statement on Form S-2 (File No. 33-88230), as amended, which was filed on January 5, 1995, and under which shares had been registered for resale by certain existing shareholders, option holders and warrant holders. The Company recently became aware of certain facts and circumstances indicating that the Registration Statement may contain omissions or misstatements regarding an agreement involving a principal shareholder and unrelated parties that contemplated the sale and/or transfer of a significant number of shares, and the potential effect of such a sale or transfer.

          Withdrawal of the Registration Statement does not affect Athena's Medical Corporation's business operations. Athena continues to develop, manufacture and market feminine health care products and cancer diagnostics in the U.S. and internationally. Athena Medical Corporation's headquarters and manufacturing facilities are at 10170 S.W. Nimbus Avenue, Suite H-1, Portland, Oregon 97223; Phone (503) 968-8800; FAX (503) 639-3674.