Form 10-Q
period 1995-09-30
ATHENA MEDICAL CORP
filed 1995-11-14
CIK 820608

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB


                    X    Quarterly Report pursuant to Section 13 or 15(d)
                   ---   of the Securities Exchange Act of 1934

                         For the quarterly period ended September 30, 1995

                         Transition Report Under Section 13 or 15(d) of the
                   ---   Securities Exchange Act of 1934


                         For the transition period from         to      .
                                                         ------    -----



                      Commission File Number: 0-17119
                                             ----------


                                 ATHENA Medical Corporation
                     ------------------------------------------------
                      (Name of small business issuer in its charter)

               Nevada                                 33-0202574
     ----------------------------               ------------------------
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                  Identification No.)

                      10170 SW Nimbus Ave., Suite H1
                            Portland, OR 97223
                 ------------------------------------------
                  (Address of principal executive offices)

                              (503) 968-8800
                 -------------------------------------------
                        (Issuer's telephone number)

                              Not applicable
                 --------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days. Yes   X   No
                                         -----    -----

       As of September 30, 1995, the issuer had outstanding 8,928,243 shares of its $.01 par value Common Stock.

     Transitional Small Business Disclosure Format: (Check one) Yes     ; No X
                                                                    ----    ----

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        ATHENA MEDICAL CORPORATION
                              BALANCE SHEETS
                            as of September 30
                                (unaudited)


                                                      1995         1994
                                                   -----------   ---------
  ASSETS
  CURRENT ASSETS:
    Cash and Cash Equivalents                       $3,425,588     $58,350
    Accounts Receivable, Trade                          28,046
    Inventory                                           91,700      10,500
    Prepaids and Other                                  69,666       7,887
                                                    ----------     -------
         Total Current Assets                        3,615,000      76,737

  EQUITY SECURITIES                                                 90,505


  EQUIPMENT, FURNITURE and LEASEHOLDS, at  cost        472,576     167,196

    Less: Accumulated Depreciation                     (68,748)     (9,127)
                                                   -----------   ---------
                                                       403,828     158,069

  PATENTS and LICENSES, NET                             19,529      29,500

  LOANS RECEIVABLE - Officers and Directors            115,031
                                                   -----------   ---------
         Total Assets                               $4,153,388    $354,811
                                                   -----------   ---------
                                                   -----------   ---------



  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts Payable                                  $126,822    $124,333
    Accrued Salaries and Related                            60      40,498
       Liabilities
    Convertible Secured Notes Payable                              153,992
                                                   -----------   ---------
         Total Current Liabilities                     126,882     318,823

  STOCKHOLDERS' EQUITY
    Common Stock, $0.01 par value,
      authorized 33,000,000 shares;
      issued 8,928,243 and 5,430,800 shares             89,282      54,308

    Additional Paid-in Capital                       8,233,538     671,943
    Accumulated Deficit                             (4,296,314)   (690,263)
                                                   -----------   ---------
         Total Stockholders' Equity                  4,026,506      35,988
                                                   -----------   ---------
         Total Liabilities and
          Stockholders' Equity                      $4,153,388    $354,811
                                                   -----------   ---------
                                                   -----------   ---------



The accompanying notes are an integral part of these balance sheets.

                        ATHENA MEDICAL CORPORATION
                         STATEMENTS OF OPERATIONS
                                 (unaudited)




                                             For the three months ended                  For the nine months ended
                                                    September 30                                September 30
                                         -------------------------------            -------------------------------
                                             1995                 1994                   1995             1994
                                         -----------           -----------            -----------        ----------

   Sales                                        $467                                      $48,467
   Cost of Sales                               8,356                                       63,174
                                         -----------           -----------            -----------        ----------
          Gross Margin                        (7,889)                                     (14,707)

   Gain on Sale of Equity Securities                                24,527                 22,717            33,27


   Operating Expenses:
          General and Admin.                 988,977               160,012              3,098,033           562,520
                                         -----------           -----------            -----------        ----------
            Net Loss                        $996,866              $135,485             $3,090,023          $529,243
                                         -----------           -----------            -----------        ----------
                                         -----------           -----------            -----------        ----------

   Net Loss Per Share                          $0.11                 $0.33                  $0.40             $0.13
                                         -----------           -----------            -----------        ----------
                                         -----------           -----------            -----------        ----------

   Weighted Ave. Shares Outstanding        8,928,243             4,097,810              7,698,509         4,083,432
                                         -----------           -----------            -----------        ----------
                                         -----------           -----------            -----------        ----------


   The accompanying notes are an integral part of these statements.

   (A) Including $642,633 for the nine months ended September 30, 1995 of non cash expenses incurred for services rendered in exchange for options and warrants.
                                      Page 3

                        ATHENA MEDICAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                        Increase (Decrease) in Cash
                                (unaudited)

                                                                            For the three months         For the nine months
                                                                              ended September 30          ended September 30
                                                                         -------------------------    --------------------------
                                                                            1995          1994           1995            1994
                                                                         -----------   -----------    ------------     ---------
   Cash Flows From Operating Activities:
   Net Loss                                                              $(996,866)     $(135,485)     $(3,090,023)    $(529,243)
   Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
     Depreciation                                                            25,551         6,360           61,666         7,966
     Equity investment in results of operations of Xtramedics, Inc.                                                       54,751
     Amortization of deferred financing fee                                                                200,000
     Services received for options and  warrants issued                     249,300                        642,633
     Loss on valuation of equity securities                                                                 50,280
     Gain on sale of equity securities                                                    (24,527)         (22,717)      (33,277)
     Changes in working capital:
         Accounts receivable                                                    (46)                       (28,046)
         Net decrease in stock subscriptions receivable                                                                   56,000
         Prepaid expenses                                                   (18,274)       (1,214)         (44,253)       (4,519)
         Inventory                                                          (29,990)                       (47,611)
         Accounts payable                                                    67,986         4,985          (57,623)       96,213
         Accrued salaries and related liabilities                            (1,079)        1,181          (45,998)        4,893
                                                                         -----------   -----------    ------------     ---------
              Net cash used in operating activities                        (703,418)     (148,700)      (2,381,692)     (347,219)


   Cash Flows From Investing Activities:
     Purchases of equipment, furniture and leaseholds                      (243,692)       (2,294)        (299,517)      (25,032)
     Acquisition of Xtramedics, Inc., net of cash acquired                                                              (130,540)
     Proceeds from sales of equity securities                                             200,272           62,917       287,772
                                                                         -----------   -----------    ------------     ---------
              Net cash provided by (used in) investing activities          (243,692)      197,978         (236,600)      132,200

   Cash Flows From Financing Activities:
     (Advances) Collections on notes receivable                              (5,784)                         4,969
     Net proceeds from sale of Common Stock, exercise of options,
         and receipt of payment on subscription receivable                                                 123,625       106,000
     Proceeds from convertible debentures and notes payable                                    992       1,996,700       141,492
                                                                         -----------   -----------    ------------     ---------
              Net cash provided by (used in) financing activities             (5,784)          992       2,125,294       247,492
                                                                         -----------   -----------    ------------     ---------
   Net Increase (Decrease) in Cash and Cash Equivalents                     (952,894)       50,270        (492,998)       32,476
   Cash and Cash Equivalents, beginning of period                          4,378,482         8,080       3,918,586        25,874
                                                                         -----------   -----------    ------------     ---------
   Cash and Cash Equivalents, end of period                               $3,425,588       $58,350      $3,425,588       $58,350
                                                                         -----------   -----------    ------------     ---------
                                                                         -----------   -----------    ------------     ---------
   SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
     Issuance of Common Stock in exchange for convertible debentures                                    $4,000,000


The accompanying notes are an integral part of these statements.

                   ATHENA MEDICAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 1995


1.   ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF THE COMPANY
ATHENA Medical Corporation (the Company) is engaged in research, development and commercialization of female health care products. The Company reported initial sales of its Fresh 'n Fit-trademark- interlabial pad (the Padette) during the second quarter of 1995. The Company did not report sales for fiscal 1994.

BASIS OF PRESENTATION
The balance sheets as of September 30, 1995 and 1994, and the statements of operations and of cash flows for the nine months ended September 30, 1995 and 1994, have been prepared by ATHENA and are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows as of September 30, 1995 and 1994, and for the periods then ended, have been made.

PER SHARE DATA
The net loss per share was computed by dividing net loss by the weighted average number of shares of ATHENA outstanding during the periods. Warrants and options outstanding are not included as the effect would be anti-dilutive.

INVENTORY
Inventory consists of materials and is valued at the lower of cost or market. Cost is on a first-in, first-out basis.

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS
Equipment, furniture and leasehold improvements are recorded at cost, except for assets acquired in the 1994 acquisition of Xtramedics, Inc. which were recorded at fair market value. For financial reporting purposes, depreciation, including amortization of capitalized leases, is calculated using the straight-line method over the estimated useful lives ranging from three to ten years. Maintenance and repair costs are expensed as incurred.

PATENTS AND LICENSES
Patents and licenses are recorded at cost, except for patents and licenses acquired in the acquisition noted above which were recorded at estimated fair market value, net of amortization. Costs are amortized over the remaining useful lives ranging from one to twelve years.

INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under SFAS 109, deferred tax assets and liabilities are recorded based on the tax effected differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, using enacted marginal income tax rates. There are no deferred tax balances at September 30, 1995 and 1994, due to ATHENA's cumulative net operating losses.

STATEMENTS OF CASH FLOWS
For purposes of the statements of cash flows, the Company considers all instruments with a maturity of three months or less, when purchased, to be cash equivalents.

2.   INVENTORY

   Inventory consists of the following:

                          1995       1994

       Raw Materials    $42,786    $10,500
       Work In Process    4,862      --
       Finished Goods    44,052      --
                        -------    -------
                        $91,700    $10,500
                        -------    -------
                        -------    -------

3.   RELATED PARTY TRANSACTIONS

Under terms of a licensing agreement, the Company assumed an obligation to pay royalties to an investor (who is a noncontrolling stockholder) based on varying percentages of up to five percent of net sales of certain products through 1997. The Company has rights under the licensing agreement for another three years from January 1, 1995.

4.   COMMON STOCK OPTIONS AND WARRANTS

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

As of September 30, 1995 and since the Plan's inception, options for a total of 2,164,030 shares have been awarded, 13,500 have been exercised, and 2,150,530 are outstanding. Of the number awarded and outstanding, 1,927,780 are qualified stock options, and 222,750 are non-qualified stock options. There were no options granted, exercised or surrendered during the quarter ended September 30, 1995.

The following summarizes outstanding options for shares of the Company's Common Stock as of the quarter ended September 30, 1995:

                                          QUALIFIED STOCK OPTIONS


Titles of Securities                                                                   Weighted Average
Issuable: Common Stock                            Shares Under Option          Exercise Price Per Share
------------------------------------------      -----------------------     ----------------------------
Number exercisable at September 30, 1995              1,466,780                       $0.60

Number exercisable thereafter                           461,000                       $3.85


                                          NON-QUALIFIED STOCK OPTIONS


Titles of Securities                                                                   Weighted Average
Issuable: Common Stock                            Shares Under Option          Exercise Price Per Share
------------------------------------------      -----------------------     ----------------------------
Number exercisable at September 30, 1995                 27,750                       $2.99

Number exercisable thereafter                           195,000                       $3.13




As of September 30, 1995 warrants for an aggregate 2,723,300 shares have been awarded, including warrants for an aggregate 200,000 shares awarded during the quarter. There were no warrants exercised or surrendered during the quarter ended September 30, 1995.

The following table summarizes warrants outstanding for the purchase of shares of the Company's Common Stock as of the quarter ended September 30, 1995:

                                             WARRANTS


Titles of Securities                              Shares Subject                       Weighted Average
Issuable: Common Stock                              to Warrants                Exercise Price Per Share
------------------------------------------      -----------------------     ----------------------------

Number exercisable at September 30, 1995              2,501,633                       $1.36

Number exercisable thereafter                           271,667                       $1.54



5.   INCOME TAXES

As of September 30, 1995, the Company has federal net operating loss carryforwards of approximately $1.2 million. If not applied against future taxable income, the federal net operating loss carryforwards will expire in the years 2001 through 2010. Changes in the Company's ownership have caused an annual limitation in the amount of carryforwards that can be utilized. As of September 30, 1995, the Company has net deferred tax assets of approximately $3.0 million primarily resulting from deferred start-up costs and net operating loss carryforwards. In accordance with SFAS 109, a valuation allowance was recorded to reduce net deferred tax assets to zero.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Since its inception, the Company has been primarily engaged in the research, development, testing and commercialization of the Padette Interlabial Pad (the Padette-trademark-) and, to a lesser degree, other products. During the second quarter of fiscal year 1995, the Company resumed manufacturing of the Padette. The Company had no significant sales of the Padette or other revenue from operations through the third
quarter of fiscal year  1995.   The Company  had  no  sales  of  products  or
other  revenues   from operations  in  fiscal year 1994.  Management can
not  presently predict revenues from the Padette or products of the Company.

The Company's manufacturing facility is complete and capable of supplying anticipated demand through first quarter 1996. In addition, the Company is in the process of increasing capacity to meet the anticipated increases in future quarters. The increased capacity will result from the planned addition of two state-of-the-art manufacturing lines, a second horizontal cutting and wrapping machine and a high speed cartoner during the fourth quarter of fiscal year 1995. These manufacturing lines are presently being designed and built by an independent engineering firm. During third quarter of fiscal year 1995, the Company enhanced its manufacturing capabilities with the addition of a modern, high speed, horizontal cutting and wrapping machine.

At September 30, 1995, the Company had cash and cash equivalents of $3,425,588 and working capital of $3,488,093. During December 1994, the Company entered into a $6,000,000 debt and equity financing agreement with a group of private investors (the December 1994 Financing). As of June 30, 1995, all of the stock and convertible debentures had been issued
in exchange  for  $6 million.   Under  the  terms  of  the  December  1994
Financing agreement, as amended, the debentures were converted, at the rate of one share for each $2.00 of debentures, into shares of the Company's Common Stock on June 28, 1995. Management intends to allocate approximately $4 million of the funds provided by the December 1994 Financing to production and marketing of the Padette.

The December 1994 Financing provided the Company with sufficient funds to introduce the Padette to one regional market in early 1996 and pursue its other plans for fiscal year 1995. The Company will need to pursue additional sources of debt and equity funding in order to introduce the Padette to
other  markets.   The Company's  ability to raise additional funds may be
dependent  on the first quarter of fiscal year 1996 product rollout.

PLANS FOR THE PADETTE--TWELVE MONTHS
In February 1995 the Company completed the construction of its manufacturing facility, including installation of equipment, in proximity to the Company's headquarters in Portland, Oregon. Production during third quarter of fiscal year 1995 was used to meet the sample and direct marketing sales needs for the Company through 1995, preparation of the first quarter of fiscal year 1996 retail rollout and anticipated sales orders resulting from the Company's marketing efforts.

As of June 30, 1995, the Company had shipped 1.2 million Padettes to a Chinese distributor and has received partial payment. Additional
anticipated orders have not  yet  materialized.   The Company continues
to   explore   international    marketing opportunities.   There can be no
assurances, however, that the Company's international marketing efforts will be successful.

The Company's sales and marketing strategy includes a regional United States rollout of the Padette beginning in the first quarter of fiscal year 1996. The southeast region of the United States has been identified for the initial rollout. Management intends to utilize a direct marketing approach in its regional rollout of the Padette.

PLANS FOR OTHER PRODUCTS - TWELVE MONTHS
The Company continues to develop the Tampette-trademark- collection device and the AWARE-trademark- pregnancy test (the Pregnancy Test). The remaining development costs are not expected to exceed $135,000. Marketing efforts and revenues are not expected for either product line in fiscal year 1995. The Company believes the December 1994 Financing has provided sufficient funds to fulfill its research and development goals for 1995.

STAFFING PLAN - TWELVE MONTHS
The Company has fifteen full-time and four part-time employees as of September 30, 1995 and is pursuing employment of a small number of additional employees and consultants as necessary. The Company intends to contract with or hire appropriate personnel as business demands require.

                   PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The settlement and release with Mark T. Waller referenced in the Company's Form 10-QSB for second quarter 1995 occurred in third quarter 1995. The warrants issued to Mr. Waller and his attorney as part of that settlement are referenced in note 3 to the Company's financial statements, above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits

      A Financial Data Schedule is being submitted as an exhibit to the electronic filing of this report, but not as an exhibit to this document.

   b) Reports on Form 8-K

      No report on Form 8-K was to be filed by the Company during the quarter ended September 30, 1995.

                                    SIGNATURES





   In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA Medical Corporation


                                        S/WILLIAM H. FLEMING
                                       -------------------------------------

Date:  November 14, 1995                William H. Fleming
                                        President & Chief Operating Officer



                                        S/DAVID S. PORTER
                                       -------------------------------------

Date:  November 14, 1995                David S. Porter
                                        Acting Chief Financial Officer