Form 10-K
period 1995-12-31
ATHENA MEDICAL CORP
filed 1996-04-01
CIK 820608

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                              FORM 10-KSB



   /X/   Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

   / /  Transition Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934


For Fiscal Year Ended: December 31, 1995       Commission File Number: 0-17119
                      ------------------                              --------


                        ATHENA Medical Corporation
               ----------------------------------------------
               (Name of small business issuer in its charter)


              Nevada                                      33-0202574
   -------------------------------            ---------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)


                       10180 SW Nimbus Ave., Suite J5
                             Portland, OR  97223
                   ----------------------------------------
                   (Address of principal executive offices)



                                (503) 968-8800
                         ---------------------------
                         (Issuer's telephone number)



     Securities registered under Section 12(b) of the Exchange Act:  NONE
                                                                    ------

          Securities registered under Section 12(g) of the Exchange Act:


                   Common Stock, par value $0.01 per share
                   ---------------------------------------
                                (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended December 31, 1995:  $51,076
                                                                   ---------

     As of March 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the issuer was:

     Common Stock, $.01 par value: $31,318,850
                                  ------------

     As of March 15, 1996, the issuer had outstanding 8,948,243 shares of its $.01 par value Common Stock.

                                      PART I

Item 1.   Description of Business

(a)  GENERAL NATURE AND DEVELOPMENT OF BUSINESS

ATHENA Medical Corporation (the "Company" or "Registrant") was incorporated under the laws of the State of Nevada on December 9, 1986 as Xtramedics, Inc.
 The Company has adopted July 1, 1993 as its date of inception as a result of a share exchange agreement (the "Share Exchange Agreement") discussed below. The Company is engaged in the development of female health care products, and has, as its initial revenue-producing product, the Fresh 'n Fit-Registered Trademark- interlabial pad (the "Padette") which was designed to provide a safe, comfortable and convenient alternative to existing feminine protection products. The Company received Food and Drug Administration (FDA) clearance to market the Padette in 1989 under a 510(k) application. The Company holds an exclusive worldwide license to the initial U.S. and foreign patents covering the Padette and has an additional patent of its own and has applied for another patent. The Company anticipates applying for additional patents during 1996. (See "Narrative Description of Business-Products")

In July 1988, the Company completed a public offering of shares of common stock of the Company, $0.01 par value ("Common Stock") and Redeemable Class A Common Stock Purchase Warrants, all of which have expired. The net proceeds of the offering, after expenses, were $3,096,610, all of which was subsequently consumed by operations.

From June 1989 until August 1991 the Company test marketed the Padette in Tallahassee, Florida under the trade name Fresh 'n Fit-Registered Trademark-. In mid-1990, the Company recognized that it did not have the resources to expand the distribution of its Fresh 'n Fit-Registered Trademark- Padettes beyond its test market in Tallahassee.

On February 17, 1994, the Company entered into the Share Exchange Agreement with ATHENA ProFem, Inc., a closely-held Nevada corporation, which had merged with ATHENA Medical Corporation, an Oregon corporation ("ATHENA"), effective February 9, 1994. Under the terms of the Share Exchange Agreement, the Company initially issued 18,936,308 shares (before a subsequent 10 for 1 reverse stock split) of its Common Stock to the ATHENA stockholders in exchange for 613,679 shares of ATHENA's common voting stock (the "First Exchange"). ATHENA had no other class of voting securities.

Effective June 7, 1994, 2,204,181 additional shares of the Company's Common Stock were issued to the ATHENA stockholders solely in exchange for the remaining issued voting stock of ATHENA (the "Second Exchange"). As a result, the ATHENA stockholders owned, as a group, 75.45% of all outstanding voting securities of the Company and, if options to acquire additional shares of the Company were exercised, 80% of all outstanding voting securities, at the date of the Second Exchange. The remaining 24.55 percent of the outstanding shares of the former company's (Xtramedics, Inc.) Common Stock, 1,333,030 shares, represent outstanding shares whose shareholders were not parties to the Share Exchange Agreement.

Pursuant to the Share Exchange Agreement, ATHENA paid to Xtramedics, Inc. the sum of $100,000 during 1993 and 1994 which was used to pay liabilities of Xtramedics, Inc. due to various creditors, including former employees for accrued compensation.

The Share Exchange Agreement also provided for, and there has occurred, the voluntary resignations of the former officers and Directors of the Company, and the corresponding appointment by the Board of Directors of John F. Perry as Chairman and Chief Executive Officer, and William H. Fleming as President, Chief Operating Officer and Secretary of the Company. Mr. Perry was the President and CEO of the Company between 1986 and 1990. He was not an officer or director of the Company from 1990 until the Share Exchange Agreement in February 1994. Pursuant to the Share Exchange Agreement, the Company has assumed and agreed to employment contracts with Mr. Perry and Mr. Fleming on the same terms and conditions as applicable to their former employment with ATHENA. In addition, the Share Exchange Agreement provided for the appointment by the Board of Directors of Mr. Perry and Mr. Fleming as members of the Board. Shortly after the Second Exchange, the Board of Directors appointed Denis R. Burger and Michael C. Hubbard to fill vacancies on the Board. In February 1995, Dr. Burger and Mr. Hubbard each voluntarily, and without disagreement, resigned from the Company's Board of Directors, and Mr. Hubbard voluntarily resigned as Treasurer, in February 1995.

Pursuant to the Share Exchange Agreement, and with the approval of the holders of a majority of the voting power of the Common Stock and of the Class B Common Stock of the Company, the Company amended its Articles of Incorporation to (a) effect a 1-for-10 reverse stock split; (b) eliminate its Class B Common Stock (and provide for automatic conversion of issued Class B Common Stock to Common Stock); (c) eliminate cumulative voting rights; (d) eliminate (to the extent not already provided in the Company's Articles) preemptive rights; and (e) change the name of the Company from Xtramedics, Inc. to "ATHENA Medical Corporation."

The transactions described above resulted in ownership by the Company of 100% of the outstanding voting stock of ATHENA. ATHENA Medical Corporation was incorporated in Oregon in 1991 but was dormant until July 1, 1993, which it considers its date of inception. It was merged, effective February 9, 1994, into a newly formed Nevada corporation, ATHENA ProFem, Inc., which was dissolved after completion of the Share Exchange Agreement and prior to December 31, 1994.

The transaction discussed above has been accounted for as a reverse acquisition since the ATHENA stockholders owned a controlling majority of the Company's stock following the Second Exchange. The purchase price paid, including liabilities assumed, has been allocated to the fair market value of assets acquired and liabilities assumed.

During December 1994, the Company entered into a $6,000,000 debt and equity financing agreement with a group of private investors (the "December 1994 Financing"). Under terms of the agreement, as amended in March 1995, the Company issued one million units priced at $6 per unit. Each unit was comprised of one share of the Company's common stock and $4 of convertible debentures. The debentures automatically converted, at the rate of one share for each $2.00 of debentures, into shares of the Company's Common Stock on June 28, 1995. The Company received $4,000,000 in December 1994 pursuant to the agreement ($2,000,000 for stock and $2,000,000 for convertible debentures). The balance of the financing ($2,000,000 for convertible debentures) was received during April 1995. As of March 15, 1996, the Company had approximately $1,293,000 of cash and cash equivalents. Under terms of the agreement, one of the investors, Capital Consultants, Inc., is entitled to elect one member to the Company's Board of Directors as their representative. Mr. Grayson voluntarily, and without disagreement, resigned from the Company's Board of Directors in December 1995.

(b)  DESCRIPTION OF BUSINESS

GENERAL

The Company was organized to develop, manufacture and market products for the feminine health care field. Until the Share Exchange Agreement with ATHENA, the Company devoted its major efforts and resources toward developing its feminine protection product, the Padette interlabial pad. The merger with ATHENA and the subsequent December 1994 Financing have provided the Company with the resources necessary to introduce the Padette to the US, Chinese and other international markets during 1996. There have been no significant revenues from sales of the Padette to date. As a result of the Share Exchange Agreement, the Company acquired rights to and has a menstrual collection kit in development which contains the Tampette for the collection of exfoliated (shed) cells and other specimen material of interest in the menstrual fluid. The Tampette is designed to allow early detection of uterine (cervical and endometrial) cancer as well as viral and bacterial infections in women. The Tampette has not generated revenues to date.

The Company anticipates developing both rapid (Over-the-Counter "OTC") and laboratory diagnostics for pregnancy, cancer diagnostics and other women's healthcare concerns. The Company anticipates its cancer diagnostics will be based on antisense or "probe" technology. The Company anticipates its diagnostic kits will provide rapid, accurate and affordable early detection.

PRODUCTS:

FRESH 'N FIT-REGISTERED TRADEMARK- PADETTE

The Company acquired an exclusive worldwide license to six U.S. patents (one of which has since expired), and additional foreign patents in the United Kingdom, Germany, Canada and Japan, covering the Padette. Additionally, the Company was assigned a 1991 patent used in manufacturing the Padette and has filed additional applications of its own. The Company received FDA clearance to market the Padette interlabial pad for the feminine protection market under a 510(k) application. The Padette is made of sanitary, absorbent material and is about the size and shape of one's little finger. It is designed to provide a safe, comfortable and convenient alternative to existing feminine protection products.

The Padette consists of a polypropylene or polyethylene covering over a rayon fiber material which is folded into a 2" by 1/2" tube and electronically stitched into a teardrop (cross-section) shape. By virtue of its shape, the Padette is comfortably held between the lips of the vagina and generally cannot be felt by the wearer. On light days of a woman's menstrual cycle, the Company believes the Padette is more comfortable and safer than either a tampon or pantyliner.

The principal uses of the Padette are:

     - on light menstrual flow days instead of a tampon, pad or panty liner, to help prevent spotting or staining;
     - on heavy menstrual flow days with a tampon, pad or panty liner for extra protection; and
     - on other days to absorb vaginal discharge caused by minor infections, intercourse, mid-cycle spotting or minor urine loss.

The Padette may also be used by both men and women who suffer from hemorrhoids to absorb leakage or discharge, thus minimizing the odor or staining that would otherwise result.

The Padette is also designed to address slight urine loss in women, a condition which is estimated to affect millions of American women. Estimates are that women are twice as likely as men to suffer from urine loss and one in ten women under the age of 65 occasionally suffers slight urine loss. Women in their 20's and 30's are nearly as vulnerable as those in their 40's and 50's to suffer from some urine loss.

OVER-THE-COUNTER DIAGNOSTICS

ATHENA's OTC products include the AFFIRM-Trademark- over-the-counter pregnancy test and AWARE-Trademark- semi-quantitative diagnostics for pregnancy and other indications relevant to improving female healthcare. These products are expected to successfully compete with existing products in the market as well as expand the current market. Market introduction is expected in late 1996.

The pregnancy test market is divided into two segments - home testing (OTC) and professional testing. The US market is expected to continue to grow at a rate of 9.4% per year through the year 2000, with sales topping $362 million or 74 million units. No forecasting has been completed for the Company's current international markets, however, the Company believes it can successfully compete with existing products in those markets. Market growth in the OTC segment is expected to exceed four times the expected professional testing market growth.

THE TAMPETTE

The Tampette is designed to collect cells from the cervix and the endometrium (lining of the uterus) that are exfoliated (shed) and appear in the menstrual blood flow. The kit will allow the patient to collect the sample in the privacy of her home. While in place, the Tampette collects blood along with millions of cells, vaginal mucous and discharge flushed out by menstrual flow. The Tampette is then removed, placed in a vial containing a fixative and mailed in a pre-addressed mailer to a laboratory where the sample can be stained in a manner similar to the conventional Pap staining procedure, or processed by other methods suitable for desired diagnostic tests. The results of the analysis will be forwarded to the patient's physician and can be available at the time of the patient's office visit. Rights to the Tampette collection kit were assigned to ATHENA in July 1993 by two of its founders, John F. Perry and Denis R. Burger, Ph.D.

The Tampette collection kit, unlike the current collection methodology, is designed to provide sufficient material to allow routine cost-effective testing for viral and bacterial diseases. The Company believes the kit will also provide enough remaining sample to allow laboratories to freeze and retain tested samples for future retesting should a liability question arise, or a confirmation be required.

The Tampette is expected to offer a number of important advantages over conventional specimen collection procedures:

     - First, the Tampette is a simpler, private, more comfortable and convenient method of collecting cells for testing than the conventional Pap scraping, endometrial biopsy or blood draw.

     - Second, the Tampette can collect a larger and more representative sample of exfoliated cells from the cervix than conventional Pap procedures from scraping a single site. Poor sample collection is thought to be responsible for nearly half of the false negative results from current Pap testing.

     - Third, the Tampette produces samples to provide information about the status of cells in the uterus, ectocervix, endocervix and vagina that would otherwise only be collected by invasive techniques, such as endometrial biopsy.

     - Fourth, by arranging to have the cells collected by the Tampette analyzed in advance, the physician will have diagnostic results available before the patient's office visit. Appropriate procedures (coloscopy, endometrial biopsy or surgery) can thus be scheduled at the office visit, leading to earlier detection and treatment.

     - Fifth, post-menopausal women who are on estrogen-progestin therapy need to be monitored. (There is evidence that the incidence of endometrial cancer increases with age and after estrogen administration.) The Tampette has the potential to provide convenient and cost-effective monitoring.

ANTISENSE (PROBE) DIAGNOSTICS

Antisense or probe technology has the potential to provide rapid, accurate and cost-effective identification of pathogens and genetic tumor markers found in the sample provided by the Tampette or other blood sample. This new approach uses polymeric agents designed to bind selected genetic sequences and thereby identify the disease. This technology may allow the Company to provide affordable diagnostic kits that offer the required sensitivity, specificity and speed. Antisense agents are currently available from various suppliers and the Company has yet to determine the optimal supplier for its kits.

MARKETS AND COMPETITION:

Generally, the Company's competitors have greater capital, financial strength, market share and personnel resources than the Company.

THE SANITARY PROTECTION MARKET AND COMPETITION FOR THE PADETTE

The United States market for sanitary protection products is estimated by industry sources to exceed $2 billion per year in the United States, and is dominated by a small number of large companies, each of whose worldwide sales of sanitary protection and other products exceed $1 billion annually. The market currently consists of two segments: internal products or tampons, which represent approximately one third of the total market, and external products, such as napkins, mini/maxi pads and panty liners, which represent the balance of the market. The

Padette represents a new product, which management expects to compete with existing products as well as expand the market.

INTERNATIONAL MARKETS FOR THE PADETTE

The international markets vary by culture and competition. Many products and manufacturers exist abroad that do not exist in the domestic market. Many of these manufacturers are of similar size to the Company, but have a local presence which would provide certain advantages in that market. However, management believes countries with the largest populations -- India and China
- -- may find the Fresh 'n Fit-Registered Trademark- Padette to be particularly culturally appealing and unique in those markets.

THE PAP TEST MARKET AND COMPETITION FOR THE TAMPETTE

The Company believes there are three principal markets for the Tampette collection device: the cervical cancer test market presently served by the conventional Pap test; a new market for routine testing for endometrial cancer in women; and a new market for routine blood-based diagnostic testing.
 The Company plans to target the current United States Pap test market, initially offering the Tampette as a supplement to the existing Pap test, and to develop the endometrial cancer screening market which is largely untapped.
 Current industry figures indicate that there are over 30 million Pap tests performed annually in the United States.

Although there is a recognized need for significant improvements in the Pap test procedure, the Pap test has, over the last 50 years, become a common and accepted testing procedure and the standard, routine test for cervical cancer. Accordingly, the Company plans initially to market the Tampette as a supplement to, rather than as a replacement for, the collection method used with the conventional Pap test, to address the well-recognized inadequacies of that procedure and its false-negative error rate and thereby improve overall cervical cancer-screening reporting and results. As physicians and patients become familiar and comfortable with the Tampette, it is expected to be marketed as a replacement for, and will compete with, the Pap scraping procedure. The Tampette is also intended to be marketed as a device to collect cells to detect endometrial cancer and as such will compete with the whirling spray suction device or biopsy.

THE DIAGNOSTICS MARKET AND COMPETITION FOR ANTISENSE DIAGNOSTICS

The pregnancy test market is divided into two segments - home testing (OTC) and professional testing. the US market is expected to continue to grow at a rate of 9.4% per year through the year 2000, with sales topping $362 million or 74 million units. No forecasting has been completed for the Company's current international markets, however, the Company believes it can successfully compete with existing products in those markets. Market growth in the OTC segment is expected to exceed four times the expected professional testing market growth.

Antisense diagnostics can be closely compared to direct DNA probe technology.
 The growth predicted for the DNA probe market continues to be hampered by the lack of automated systems and/or less complex techniques. Direct probe DNA assays are too labor intensive and expensive to be performed routinely in clinical labs, and amplified systems are subject to severe contamination problems as are complex assay systems. High volume infectious disease diagnostics (such as for sexually transmitted diseases) and tests for pathogens that are difficult to culture by conventional methods (such as bacterial vaginosis) are expected to account for most of the market's projected growth.

SOURCES OF MATERIALS AND PRINCIPAL SUPPLIERS

Raw materials used for production of the Fresh 'n Fit-Registered Trademark-Padette and the Company's diagnostics are made and supplied in the United States. The Company's current manufacturing needs are being met, although an uninterrupted flow of raw materials cannot be guaranteed. The Company currently purchases certain raw materials from one supplier. Although the Company does not believe it would be difficult to replace this supplier, the Company has not approved other suppliers for the sale of certain raw materials to the Company.

REGULATORY REQUIREMENTS

The Padette has received clearance, as a class II device, for over-the-counter marketing in the United States under a 510(k) pre-market notification submission to the FDA. The Company has also received export clearance to market overseas. No further FDA requirements for clinical evaluation are expected. Requests for regulatory approval for marketing have been made in several foreign countries and completed in China. However, the Company is unable to predict when, if ever, other approvals may be received.

The Tampette and diagnostic products are still under development and the Company has yet to complete clinical studies. Submission of data to the FDA for the Tampette and the over-the-counter pregnancy diagnostics is expected in 1996.

MANUFACTURING

The manufacturing line is capable of producing approximately 60 million Padettes per year. The Company is planning to expand its production capacity to approximately 200 million per year during 1996. These production levels are expected to meet the current anticipated growth through 1996.

PATENTS

The currently issued United States patents owned, assigned or licensed to the Company, are as follows:


Date of
Number        Issue    Title
- ------------ --------  -----
4,095,542     6/20/78  Method of Making Feminine Protection Pads
4,142,476(1)  3/6/79   Method of Making Feminine Protection Pads
4,175,561(2) 11/29/79  Feminine Protection Pads with Improved Absorption
4,196,562     4/8/80   Method of Making Feminine Protection Pads
4,995,150     2/26/91  Method and Apparatus for Making Feminine Protection Pads
______________________
(1)  Also issued in Canada, Japan and the United Kingdom
(2)  Also issued in Canada


The term for patents issuing on applications filed on or after June 8, 1995 is 20 years from the date of application or, if the application contains a specific reference to an earlier filed application under 35 U.S.C. sections 120, 121 or 365(c), 20 years from the date on which the earliest such application was filed.

EMPLOYEES

As of March 15, 1996, the Company had fifteen full-time employees as well as several paid consultants including Karen K. Anderegg, marketing consultant; David M. Pitassi, sales, marketing, product development and manufacturing consultant; Pete Loftis, trade relations, sales and marketing consultant; Roland W. Gerstenberger, manufacturing consultant; and David S. Porter, Financial Consultant who is also Vice President and Chief Financial Officer. The Company intends to contract with or hire appropriate personnel as business demands require.

Item 2.   DESCRIPTION OF PROPERTY

In March 1996 the Company relocated its corporate office and product development facilities to 7,100 square feet of leased space within the same business park as its former office. The new Portland, Oregon facility is significantly larger than its former facility. The Company also leases 7,300 square feet of manufacturing and warehouse space in proximity to its corporate office.

The Company also rents approximately 600 square feet of space in Ponte Vedra, Florida for its marketing and sales requirements. The Company's base expenditures for its leases are approximately $10,741 per month. Management believes the Company's properties are in good condition and adequately insured.

Item 3.        LEGAL PROCEEDINGS

The Company has been named as a defendant in a civil action brought in the Circuit Court of Oregon for Washington County in December 1995 by Kassia International Incorporated (the "Plaintiff"). The complaint alleges that the Company breached its obligations to complete the purchase of the Plaintiff in the spring of 1995 and seeks damages of up to $6 million under various theories. Although the Company intends to vigorously defend against such lawsuit, the Company cannot predict the outcome of the lawsuit. An award of damages or the expenditure of significant sums even in the successful defense of the case could have a material adverse effect on the Company's financial condition and results of operations.

The Company has received notice from another company claiming that such other company has the prior right to use the "Athena" name. The Company is currently in discussions with such company. The Company may in the future be required to refrain from using the "Athena" name. To date, the Company has not prominently featured the "Athena" name on its products and therefore the Company believes that refraining from the use on products in the future will not have a material adverse effect on the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                         PART  II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Trading of the Common Stock is being reported in the Pink Sheets of the National Quotation Bureau. The following table sets forth the range of completed sales prices for the Common Stock as reported in the Pink Sheets for the period indicated.


                                             High       Low
            1st Quarter 1994                $0.20     $0.01
            2nd Quarter 1994                 3.25      0.81
            3rd Quarter 1994                 5.12      1.88
            4th Quarter 1994                 9.38      5.12

            1st Quarter 1995                 7.75      3.88
            2nd Quarter 1995                 4.25      2.50
            3rd Quarter 1995                 5.25      3.00
            4th Quarter 1995                 4.25      2.75

            1st Quarter 1996
            (through March 25, 1996)         3.94      2.94

The foregoing prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) On March 15, 1996, there were approximately 316 holders of record of the Company's Common Stock.

(c) The Company has paid no dividends and does not expect to pay any dividends in the foreseeable future, as the Company intends to retain earnings, if any, to finance growth of its operations. The Company is not under any contractual restriction as to its present or future ability to pay dividends.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Since its inception, the Company has been primarily engaged in the research, development, testing and commercialization of the Padette and, to a lesser degree, other products. The Company has performed test marketing of the Padette and accordingly is no longer in the development stage. The Company had no significant sales of products or other revenues from operations in either 1995 or 1994.

The Company's manufacturing facility is complete and capable of supplying anticipated demand through 1996. The Company is reviewing plans to increase capacity to meet the anticipated increase in international demand.

At December 31, 1995, the Company had cash and cash equivalents of $2,464,041 and working capital of $2,461,774. During December 1994, the Company entered into a $6,000,000 debt and equity financing agreement with a group of private investors (the "December 1994 Financing"). Under terms of the agreement, as amended in March 1995, the Company agreed to issue one million units priced at $6 per unit. Each unit is comprised of one share of the Company's Common Stock and $4 of convertible debenture.

At December 31, 1994, all of the stock and half of the convertible debentures had been issued in exchange for $4 million. The remaining debentures were issued for $2 million in April 1995. Under the terms of the agreement, as amended in March 1995, the debentures automatically converted, at the rate of one share for each $2.00 of debentures, into shares of the Company's Common Stock in June 1995.

The December 1994 Financing provided the Company with sufficient funds to introduce the Padette to a limited market during 1995 and 1996. In addition, management intends to pursue additional sources of debt and equity funding and strategic partner relationships in order to continue its focus on becoming a leader in female health care products. Management allocated approximately $4 million of the funds provided by the December 1994 Financing to production and marketing of the Padette.

In January 1996 the Company received a lease line of credit (the "Commitment") from First Portland Leasing Corporation ("FPLC"). FPLC has agreed to lease up to an aggregate of $300,000 of equipment. Lease terms will be either 36 months or 24 months. At the maturity of each lease term, the Company will have the option to purchase the equipment at its fair market value, renew the lease annually at the fair rental value at such time, or return the equipment to FPLC. Payment under the leases will be secured by other equipment owned by the Company. The Commitment requires that all equipment must be delivered and accepted by the Company by July 31, 1996.

PLANS FOR THE PADETTE - 1996

In February 1995 the Company completed the construction of its 3,700 square foot manufacturing facility, including installation of equipment, in proximity to the Company's headquarters in Portland, Oregon. The facility houses two manufacturing lines, including proprietary equipment, and one packaging line. The facility includes space to add a third manufacturing line, should sales demand warrant such an addition. As presently configured, management believes the manufacturing facility has the capacity to produce approximately 60 million Padettes per year. The facility's existing capacity meets the Company's estimated sales for 1996. The Company is also examining other ways of enhancing its capacity, including the addition of personnel and re-designed, higher capacity production equipment.

During the first quarter of 1995, the Company resumed manufacturing of the Padette. Initial production was used to fill an order from a distributor in the People's Republic of China and to meet the needs for samples and sales orders for the Company's direct marketing efforts. The distributor in China only partially fulfilled its payment obligation for the initial shipment of Padettes. Accordingly, the Company terminated its distribution agreement with the distributor. The parties agreed their prior agreements are terminated and the Company agreed to pay the distributor one-quarter of one U.S. cent for each Padette sold by the Company within China for three years provided, however, such payments shall not exceed $100,000 in any 12-month period.

As of March 15, 1996, the Company has shipped an additional order for 3.2 million Padettes to another Chinese distributor secured by a letter of credit. The Company expects sales demand in China to grow in 1996. Additional efforts to introduce the Padette into other countries are under way. The Company expects this international effort to provide a major portion of its 1996 revenues. There can be no assurances, however, that the Company's international marketing efforts will be successful.

The Company's sales and marketing strategy includes a regional United States rollout of the Padette, which began during the first quarter of 1996 in the
southeast region of the United States.   Management is also considering a
rollout in the northwest region during 1996.

Management is utilizing a direct marketing approach in its regional rollouts of the Padette. A similar marketing approach was utilized when the Padette was first introduced by Xtramedics, Inc. in 1989.

John Perry, the Company's Chairman and Chief Executive Officer, is responsible for the rollout of the Padette. He served in a similar capacity during the successful test marketing of the Padette by Xtramedics, Inc. In addition, the Company has engaged Pete Loftis as a sales and marketing consultant. Mr. Loftis has successfully managed the sales of other consumer products in the United States and has expertise in mass merchant distribution. With the assistance of Karen Anderegg, consultant to the Company and former President of Clinique Laboratories USA, the Company has updated and enhanced its packaging and marketing material for the Padette.

PLANS FOR OTHER PRODUCTS - 1996

During 1995 the Company began clinical studies of the Tampette. The Company is considering the pre-production tooling and the necessary validation for FDA submission for the Tampette by December 1996. The remaining development costs are not expected to exceed $25,000 in 1996. Costs for initial diagnostic products available for field testing by year end, and associated development costs, are not expected to exceed $75,000 in 1996. Marketing efforts and revenues are not expected for either product line in 1996. The Company believes the December 1994 Financing has provided sufficient funds to fulfill its current research and development goals.

STAFFING PLAN - 1996

The Company has fifteen full-time employees as of March 15, 1996 and will pursue employment of a small number of additional employees and consultants as necessary. The Company intends to contract with or hire appropriate personnel as business demands require.

Item 7.   FINANCIAL STATEMENTS

Financial Statements are listed under Item 13 of this Annual Report and begin on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's executive officers, directors, and consultants are:

Name                   Age   Position
- ----                  ----   --------
John F. Perry          49    Chairman, Chief Executive Officer and Director

William H. Fleming     49    President, Chief Operating Officer, Secretary,
                             and Director

James E. Reinmuth      55    Director and Treasurer

Carol A. Scott, Ph.D.  46    Director

RoseAnna Sevcik        32    Director

Robert L. Buck, Ph.D.  44    Vice President of Technical Operations

David S. Porter        42    Vice President and Chief Financial Officer,
                             Consultant in Accounting

Peter Loftis           40    Consultant in Sales and Marketing


Jeffrey Grayson and Karen Anderegg resigned as a Directors of the Company in December 1995 and February 1996, respectively. There were no disagreements between the Company and either Mr. Grayson or Ms. Anderegg. In May 1995 the Company's Board of Directors elected James E. Reinmuth and RoseAnna Sevcik as new members of the Board to fill vacancies. Mr. Reinmuth was elected Treasurer of the Company at the same meeting. Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified; officers hold office at the discretion of the Board.

At the May 1995 meeting of the Board, the Company established an Audit Committee comprised of John F. Perry, James E. Reinmuth and Carol A. Scott, Ph.D. The Audit Committee oversees actions taken by the Company's independent auditors.

JOHN F. PERRY has served as Chairman and Chief Executive Officer of the Company since February 1994. He was Chief Executive Officer and a director of ATHENA ProFem from its inception in July 1993 to its dissolution in December 1994. From 1986 to 1990 he was President and Chief Executive Officer of Xtramedics, Inc. (the Company). He served as Vice President of Curatek Pharmaceuticals, Inc., a company engaged in developing pharmaceutical products, in 1986; Director of Corporate Development of LyphoMed, Inc., a publicly held manufacturer of injectable pharmaceuticals, from 1985 to 1986; Group Marketing Manager of Abbott Diagnostics/Abbott Laboratories from 1984 to 1985; and Group Director of Marketing, Director of Medical Products, Director of Gynecological Products, Manager of Business Development, and in other capacities at Searle Laboratories from 1976 to 1984.

WILLIAM H. FLEMING has served as the President, Chief Operating Officer and Secretary of the Company since February 1994. He was President, Chief Operating Officer and a director of ATHENA ProFem from July 1993 until its dissolution in December 1994. He was an associate in Sovereign Ventures, a health care consulting firm, during 1993. He was the Director of Corporate Development of AntiVirals, Inc., a biotechnology company involved in antisense technology from April 1992 until July 1993. From 1987 to 1992, Mr. Fleming was Director of Marketing, New Business and Director of Manufacturing for Epitope, Inc., an Oregon-based biotechnology company. Mr. Fleming was President, CEO and founder of Life Science Instrumentation, Inc., a developer and manufacturer of cardiovascular devices, from 1980 to 1987.

JAMES E. REINMUTH has served as a director and as treasurer of the Company since May 1995. Since July 1994, Mr. Reinmuth has served as the Charles H. Lundquist Distinguished Professor of Business at the University of Oregon. Mr. Reinmuth also serves as President and Chief Executive Officer of Fuji Advanced Filtration, an industrial filter manufacturer. From 1976 until July 1994, Mr. Reinmuth served as Dean of the College of Business at the University of Oregon. Mr. Reinmuth has also served in several administrative positions within the University of Oregon from 1988 until the present. Mr. Reinmuth is a director of Antivirals, Inc. a pharmaceutical company, W.E. Simon and Sons Asia Ltd., a merchant bank in Hong Kong, Asia Capital Ltd., an investment bank in Sri Lanka, and Capital Consultants, Inc., an investment firm.

ROSEANNA SEVCIK has served as a director of the Company since May 1995.
Since February 1993, Ms. Sevcik has served as Vice President-Senior Portfolio Manager of the Life Insurance Company of the Southwest. From February 1990 to February 1993, Ms. Sevcik served as Senior Portfolio Manager-Securities Analyst at Securities Management and Research, an investment management services company.

CAROL A. SCOTT, PH.D. has served as a director of the Company since February 1995. Dr. Scott has served as Chairman of the Faculty, Department (School) of Management, University of California - Los Angeles since 1990 and has been a professor at the University since 1977. Dr. Scott is a frequent author and lecturer and has served on the Editorial Board of the JOURNAL OF CONSUMER RESEARCH since 1980.

ROBERT L. BUCK, PH.D. has served as Vice President of Technical Operations of the Company since June 1994. Dr. Buck is a Captain in the U.S. Army Reserves and serves as a Company Commander in the 104th Training Division. Prior to joining the Company, Dr. Buck was Vice President of Research and Development for CELx, a subsidiary of IMRE Corporation, from 1992 to 1994, Director of Research and Development for International BioClinical from 1986 to 1992 and Vice President of Research and Development for Modern Diagnostics from 1984 to 1986. Dr. Buck has been involved in the development over 40 diagnostic products which were introduced into the market, and has published several manuscripts in medical and scientific journals.

DAVID S. PORTER joined ATHENA as a consultant in finance in December 1993, and presently serves the Company in the same capacity and as its Vice President and Chief Financial Officer. Mr. Porter is a certified public accountant and in July 1993 formed Financial Management Consulting Group as a partner. From 1991 to 1993, Mr. Porter served as Vice President and Controller for VTech Computers, Inc., a manufacturer and distributor of personal computers. Prior to joining VTech, Mr. Porter was a senior manager with Ernst & Young, certified public accountants, where he served in various capacities for a period of fifteen years.

PETER LOFTIS, has served as a consultant to the Company in the areas of trade, sales and marketing since November 1995. Mr. Loftis has extensive experience in sales and marketing of consumer products. He served as a national accounts manager and area manager for Coca-Cola Company from 1988 to 1995 and previously worked in sales. Mr. Loftis worked in the sales and marketing areas with The Dr. Pepper Company and The Procter & Gamble Distributing Co. prior to joining Coca-Cola.

Certain Directors have received options in the past to purchase shares of the Company's common stock in consideration for their services. Directors are reimbursed for their expenses incurred to attend meetings of the Board of Directors.

During 1995 William H. Fleming, President, Chief Operating Officer, Secretary and Director of the Company failed to report in a timely manner his exercise of 20,000 options for shares of the Company's common stock, in September 1995, to the Securities and Exchange Commission pursuant to section 16(a) of Securities Exchange Act of 1934, as amended. Mr. Fleming has subsequently filed the required report pursuant to that Act.

Item 10.  EXECUTIVE COMPENSATION

The following table summarizes the total compensation of the Chief Executive Officer and other corporate officers receiving in excess of $100,000 in compensation for 1995 and the two previous years. The Company is not obligated to report on any other individual's compensation under the Securities and Exchange Commission disclosure rules relating to executive compensation.


Name and Principal                                 Other Annual       Securities underlying
 Position                    Year     Salary($)   Compensation($)       options/SARs (#)
- -----------------------   -------- ------------- ----------------   -----------------------
John F. Perry, Chairman,    1995    $145,000       $10,000                         --
Chief Executive Officer     1994     119,983         3,000                    150,000
and Director                1993      51,750         1,847                    617,140

William H. Fleming,         1995    $115,000       $ 1,667                         --
President, COO, Secretary   1994     102,775         5,904                    150,000
and Director                1993      30,930        20,954                    617,140


OPTION EXERCISES AND HOLDINGS

The following table sets forth information, with respect to the named executive officers, concerning options exercised during fiscal year 1995 and held as of December 31, 1995.

                                                                                            Value of Unexercised
                                                            No. of Unexercised Options      In-the-Money Options
                                                                   at FY-End (#)               at FY-End ($)

Name                  Shares Acquired     Value Realized ($)      Exercisable/                   Exercisable/
                      on Exercise (#)                             Unexercisable                  Unexercisable
- -----------------------------------------------------------------------------------------------------------------
John F. Perry            0                     0                692,140/75,000                 $1,660,107/$0
William H. Fleming    20,000                $73,800             672,140/75,000                 $1,606,307/$0


The Company has employment contracts with its Chief Executive Officer and its President, both of whom are directors of the Company. Under the terms of the contracts, the Company committed to pay annual salaries for the five-year period commencing June 15, 1993. As of December 31, 1995, annual salaries related to these contracts were $145,000 for John Perry and $115,000 for William H. Fleming and, under terms of the contracts, may be increased in the future.

During 1994, the Company entered into an agreement with Sovereign Ventures, LLC to provide consulting services including operational and strategic guidance and assistance in financing matters. Sovereign Ventures, LLC is an Oregon limited liability company which is owned 50% by Denis R. Burger and 50% by Michael C. Hubbard, both of whom were directors of the Company until February 1995. Terms of the agreement with Sovereign include compensation in the amount of $352,620 of which $100,000 was paid during 1994, with the remainder paid in 1995.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the name and address of each beneficial owner of more than 5% of each class of the Company's voting stock known to the Company, the number of shares beneficially owned, and the percent of total shares outstanding so owned. Each person named in the table has sole investment and voting power with respect to the shares set forth opposite his name, except as otherwise noted. All beneficial ownership is direct or of shares held for the stockholder in street name, unless otherwise indicated.

The table reflects such beneficial ownership of the Company as of March 15, 1996.


                                                               Amount and Nature of       Percent of Class
Title of Class       Name and Address of Beneficial Owner     Beneficial Ownership(1)        Outstanding
- ------------------------------------------------------------------------------------------------------------
Common Stock,           Capital Consultants, Inc.                3,120,000 stock(2)              35.2%
$0.01 par value         2300 SW First Avenue, Suite 200             50,000 warrants
                        Portland, OR  97201                      ---------
                                                                 3,170,000

                        Cort MacKenzie Securities, Inc.            129,585 stock(3)              13.3%
                        5335 SW Meadows Road, Suite 270          1,224,750 warrants
                        Lake Oswego, OR 97035                    ---------
                                                                 1,354,335

                        William H. Fleming                         135,455 stock(4)               8.3%
                        10180 SW Nimbus Ave., Suite J5             672,140 options
                        Portland, OR  97223                        -------
                                                                   807,595

                        John F. Perry                              268,570 stock                 10.0%
                        4 Sawgrass Village, Suite 220B             692,140 options
                        Ponte Vedra, FL  32082                     -------
                                                                   963,210

                        Sovereign Ventures L.L.C.                  897,135 stock(5)              10.0%
                        One SW Columbia, Suite 1105
                        Portland, OR  97258


(1) Individual listings in this column of "options" and/or "warrants" reflect shares which the respective beneficial owner has the right to acquire within 60 days.

(2) Includes all shares owned by Capital Consultants, Inc. and shares for which they act as agent.

(3) Includes 308,750 shares beneficially owned by Cort MacKenzie & Thomas and 270,000 shares beneficially owned by Thomas Stewart.

(4) Includes 5,170 shares owned by William H. Fleming's wife, the beneficial ownership of which Mr. Fleming disclaims.

(5) Sovereign Ventures, L.L.C. is an Oregon limited liability company. Denis R. Burger and Michael C. Hubbard, who were both directors of the Company until February 1995, each owns a 50% interest in Sovereign. Mr. Hubbard beneficially owns an additional 150,000 shares. Yamhill Valley Vineyards, which is owned by Mr. Burger and his wife, beneficially owns an additional 75,000 shares.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

The following table represents amounts of beneficial ownership of the Company by the directors, the named executive officers and the directors and officers as a group as of March 15, 1996.



                                                               Amount and Nature of       Percent of Class
Title of Class       Name and Address of Beneficial Owner     Beneficial Ownership(1)        Outstanding
- ------------------------------------------------------------------------------------------------------------
Common Stock           William H. Fleming                        135,455 stock                   8.3%
$0.01 par value        10180 SW Nimbus Ave., Suite J5            672,140 options
                       Portland, OR  97223                       -------
                                                                 807,595

                       John F. Perry                             268,570 stock                  10.0%
                       4 Sawgrass Village, Suite 220B            692,140 options
                       Ponte Vedra, FL  32082                    -------
                                                                 960,170

                                       14

                       James E. Reinmuth                         47,000 stock                    2.4%
                       5171 Solar Heights Drive                  12,500 options
                       Eugene, OR 97405                         160,000 warrants
                                                                -------
                                                                219,500

                       Carol A. Scott                            0                                 0%
                       1834 Park Blvd.
                       Palo Alto, CA  94306

                       RoseAnna Sevcik                           12,500 options                    0%
                       1300 W. Mockingbird Lane
                       Dallas, TX 75247-4921

                       All directors and officers as a group    451,025 stock                   20.5%
                       (7 persons)                            1,539,280 options
                                                                210,000 warrants
                                                              ---------
                                                              2,200,305


 (1) Individual listings in this column of "options" and/or "warrants" reflect shares which the respective beneficial owner has the right to acquire within 60 days.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under a license agreement for the Company's Padette, the Company is obligated to pay a royalty of 3% to 5% to Dr. Hirschman, a stockholder of the Company, on sales of the Padette, until the expiration of his patents, at various dates through 1997, unless renewed. The royalty percentage decreases as sales increase. All royalty fees payable will be calculated as a component of the cost of manufacture of the Padette pads and thus reflected in the product's pricing.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    EXHIBITS

     3(i)   Articles of Incorporation of Xtramedics, Inc. filed December
            9, 1986. Certificate of Amendment filed October 9, 1987 and Certificate of Amendment filed June 7, 1994. Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 ("1994 10-KSB").

     3(ii) Bylaws of ATHENA Medical Corporation adopted June 24, 1994. Incorporated by reference to Exhibit 3(ii) to the 1994 10-KSB.

     10.1 License Agreement dated April 30, 1986 between Shalom Z. Hirschman, M.D., and Marvin P. Loeb & Company. Incorporated by reference to Exhibit 10.1 to Registrant's Form S-2, SEC File No. 33-88230 (the "S-2").

     10.2   Limited License & Option Agreement  between Marvin Loeb &
            Company and the Company dated December 30, 1986. Incorporated by reference to Exhibit 10.2 to the S-2.

    *10.3 Consulting Agreement between Shalom Hirschman, M.D., and The Company dated June 23, 1987. Incorporated by reference to
            Exhibit 10.3 to the S-2.

    *10.4   Consulting Agreement between the Company and Roland
            Gerstenberger dated January 31, 1996. Incorporated by reference to Exhibit 10.4 to the S-2.

    *10.5   Consulting Agreement between the Company and Karen K.
            Anderegg dated January 5, 1995.  Incorporated by reference to
            Exhibit 10.28 to the Company's 1994 10-KSB.

    *10.6   Consulting Agreement between the Company and Peter
            Loftis dated November 6, 1995.  Incorporated by reference to
            Exhibit 10.6 to the Registrant's Form S-2, filed with the SEC on March 29, 1996 (the "Second S-2").

    *10.7   Consulting Agreement between the Company and David M.
            Pitassi dated as of February, 1995.   Incorporated by reference
            to Exhibit 10.7 to the Second  S-2.

     10.8   Share Exchange Agreement among Xtramedics, Inc., ATHENA
            Profem, Inc., and ATHENA shareholders dated February 17, 1994. Incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form, 10-QSB/A for the period ended March 31, 1994 (the "March 31, 1994 10-QSB/A").

    *10.9 Assumption of Employment Agreement between the Company and John F. Perry dated February 17, 1994. Incorporated by reference to Exhibit 2 to the March 31, 1994 10-QSB/A.

    *10.10  Employment Agreement between Athena Medical Corporation
            (an Oregon corporation) and John F. Perry dated as of July 1, 1993. Incorporated by reference to Exhibit 2 to the March 31, 1994 10-QSB/A.

    *10.11 Assumption of Employment Agreement between the Company and William H. Fleming dated February 17, 1994. Incorporated by reference to Exhibit 2 to the March 31, 1994 10-QSB/A.

    *10.12  Employment Agreement between Athena Medical Corporation
            (an Oregon corporation) and William H. Fleming dated as of July 1, 1993. Incorporated by reference to Exhibit 2 to the March 31, 1994 10-QSB/A.

     10.13  Business Park Lease between the Company, Petula
            Associates, Ltd. and Koll Portland Associates dated March 1, 1996. Incorporated by reference to Exhibit 10.13 to the Second S-2.

     10.14 Agreement dated July 1, 1994 between Sovereign Ventures and Athena Medical Corporation. Incorporated by reference to
            Exhibit 10.10 to the S-2.

     10.15  Registration Rights Agreement between Athena Medical
            Corporation and Capital Consultants, Inc., dated December 29, 1994. Incorporated by reference to Exhibit 10.13 to the S-2.

     10.16  Form of Registration Rights Agreement used for Mr.
            Waller, Esler, Stephens& Buckley and Lane Powell Spears Lubersky. Incorporated by reference to Exhibit 10.16 to the Second S-2.

    *10.17  ATHENA Medical Corporation's 1994 Incentive and Non-
            Qualified Stock Option Plan dated as of June 7, 1994.
            Incorporated by reference to Exhibit 10.14 to the S-2.

     10.18  Purchase Warrant issued to Richard Schroeder for
            100,000 shares of common stock dated May 3, 1994. Incorporated by reference to Exhibit 10.16 to the S-2.

     10.19 Purchase Warrant issued to Cort MacKenzie for 346,000 shares of common stock dated March 1996. Incorporated by reference to Exhibit 10.19 to the Second S-2.

     10.20  Purchase warrant issued to Alexander V. Sharp for
            35,000 shares of common stock dated October 3, 1995.
            Incorporated by reference to Exhibit 10.20 to the Second S-2.

     10.21 Purchase warrant issued to Cort MacKenzie for 300,000 shares of common stock dated July 11, 1994. Incorporated by reference to Exhibit 10.17 to the S-2.

     10.22 Purchase Warrant issued to Charles E. Finegan, Jr. for up to 90,000 shares of common stock dated October 2, 1994. Incorporated by reference to Exhibit 10.18 to the S-2.

     10.23 Purchase Warrant issued to Alfred E. Thurber, Jr. for up to 90,000 shares of common stock dated October 2, 1994. Incorporated by reference to Exhibit 10.19 to the S-2.

     10.24  Purchase Warrant issued to Financial Management
            Consulting Group for up to 50,000 shares of common stock dated October 28, 1994. Incorporated by reference to Exhibit 10.22 to the S-2.

     10.25  Purchase Warrant issued to Cort MacKenzie & Thomas,
            Inc. for 308,750 shares of common stock dated November 18, 1994. Incorporated by reference to Exhibit 10.25 to the Second S-2.

     10.26  Purchase Warrant issued to James E. Reinmuth for
            160,000 shares of common stock dated April 28, 1995.
            Incorporated by reference to Exhibit 10.26 to the Second S-2.

     10.27  Purchase Warrant issued to Richard T. Schroeder for
            160,000 shares of common stock dated April 28, 1995.
            Incorporated by reference to Exhibit 10.27 to the Second S-2.

     10.28 Purchase Warrant issued to James R. Wilson for 160,000 shares of common stock dated April 28, 1995. Incorporated by reference to Exhibit 10.28 to the Second S-2.

     10.29  Purchase Warrant issued to Karen K. Anderegg for
            100,000 shares of common stock dated May 18, 1995. Incorporated by reference to Exhibit 10.29 to the Second S-2.

     10.30  Purchase Warrant issued to Charles E. Finegan, Jr. for
            70,000 shares of common stock dated May 18, 1995. Incorporated by reference to Exhibit 10.30 to the Second S-2.

     10.31  Purchase Warrant issued to Alfred E. Thurber, Jr. for
            70,000 shares of common stock dated May 18, 1995. Incorporated by reference to Exhibit 10.31 to the Second S-2.

     10.32  Purchase Warrant issued to Mark T. Waller for up to
            500,000 shares of common stock dated September 29, 1995. Incorporated by reference to Exhibit 10.32 to the Second S-2.

     10.33 Purchase Warrant issued to Esler Stephens & Buckley for up to 100,000 shares of common stock dated September 29, 1995. Incorporated by reference to Exhibit 10.33 to the Second S-2.

     10.34  Purchase Warrant issued to Capital Consultants, Inc.
            for 50,000 shares of common stock dated October 5, 1995. Incorporated by Reference to Exhibit 10.34 to the Second S-2.

     10.35 Purchase Warrant issued to David M. Pitassi for 100,000 shares of common stock dated December 29, 1995. Incorporated by Reference to Exhibit 10.35 to the Second S-2.

     10.36 Purchase Warrant issued to Peter Loftis for 100,000 shares of common stock dated December 29, 1995. Incorporated by Reference to Exhibit 10.36 to the Second S-2.

     10.37  Distributor's Agreement Between the Company and OSSCA
            International, Inc. dated July 30, 1995. Incorporated by Reference to Exhibit 10.37 to the Second S-2.

     10.38  Commission Agreement between the Company and OSSCA
            International, Inc. dated July 30, 1995. Incorporated by Reference to Exhibit 10.38 to the Second S-2.

     10.39  Distribution Agreement between the Company and Meix
            Corporation dba Chinese Business Services, dated December 30, 1995. Incorporated by Reference to Exhibit 10.39 to the Second S-2.

     10.40  Commitment Letter between First Portland Leasing Corp.
            and the Company dated January 9, 1996. Incorporated by Reference to Exhibit 10.40 to the Second S-2.

     10.41 Amendment of Agreement between the Company and Beijing Kang Mei Biological Products. Ltd. ( a joint venture comprised of Cort MacKenzie & Thomas Inc., and Fang-Hai Science and Technology). Incorporated by Reference to Exhibit 10.41 to the Second S-2.

     10.42 Purchase Warrant issued to Thomas O. Stewart for 270,000 shares of common stock dated December 29, 1995. Incorporated by Reference to
            Exhibit 10.42 to the Second S-2.

     10.43 Purchase Warrant issued to Michael Stewart for 35,000 shares of common stock dated March 27, 1996. Incorporated by Reference to
            Exhibit 10.43 to the Second S-2.

     * - Indicates management contract or compensation plan.

(b)  REPORTS ON FORM 8-K FILED DURING LAST QUARTER OF FISCAL YEAR
     None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATHENA MEDICAL CORPORATION

                                       By: S/ WILLIAM H. FLEMING
                                          -----------------------
                                           William H. Fleming
                                           President, Chief Operating Officer,
                                           Secretary and Director

                                           Date: April 1, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                       Title                           Date
- --------------------   ---------------------------------------  --------------
 S/ DAVID S. PORTER     Vice President and  Chief Financial      April 1, 1996
- --------------------                  Officer
  David S. Porter

S/JOHN F. PERRY         Chairman, Chief Executive Officer        April 1, 1996
- --------------------               and Director
  John F. Perry

S/WILLIAM H. FLEMING    President, Chief Operating Officer,      April 1, 1996
- --------------------            Secretary and Director
William H. Fleming

S/JAMES E. REINMUTH     Director and Treasurer                   April 1, 1996
- --------------------
James E. Reinmuth

                    ATHENA MEDICAL CORPORATION

                    FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1995 AND 1994
                    TOGETHER WITH AUDITORS' REPORT

               Report of Independent Public Accountants



To the Board of Directors and Stockholders of ATHENA Medical Corporation:

We have audited the accompanying balance sheets of ATHENA Medical Corporation (a Nevada corporation) as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATHENA Medical Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations and has not generated significant revenues from product sales. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        ARTHUR ANDERSEN LLP


Portland, Oregon
  March 20, 1996

                      ATHENA MEDICAL CORPORATION


                            BALANCE SHEETS

                   AS OF DECEMBER 31, 1995 AND 1994



                                    ASSETS

                                                               1995          1994
                                                           ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                $ 2,464,041     $ 3,918,586
  Accounts receivable                                            2,065              --
  Stock subscriptions receivable                                    --         100,000
  Equity securities, available for sale                             93          90,505
  Inventories                                                  159,620          44,088
  Prepaid expenses and other                                   258,396          25,388
  Deferred financing fee                                            --         200,000
                                                           ------------   ------------
          Total current assets                                2,884,215      4,378,567

EQUIPMENT AND FURNITURE                                         544,279        173,059
Less- Accumulated depreciation                                  (95,726)       (12,691)
                                                           ------------   ------------
                                                                448,553        160,368

PATENTS AND LICENSES, net                                        19,529         25,138

LOANS RECEIVABLE- Officers and directors                        116,760        120,000
                                                           ------------   ------------
           Total assets                                    $  3,469,057   $  4,684,073
                                                           ------------   ------------
                                                           ------------   ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $    196,547        184,444
  Accrued expenses                                               70,000             --
  Accrued salaries and wages                                     15,720         46,058
  Convertible debentures and notes                                   --      2,003,300
                                                           ------------   ------------
          Total current liabilities                             282,267      2,233,802

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized 33,000,000
    shares; issued 8,948,243 shares and 6,914,743 shares
    at December 31, 1995 and 1994, respectively                  89,482         69,147
  Additional paid-in capital                                  8,499,708      3,587,415
  Accumulated deficit                                        (5,402,400)    (1,206,291)
                                                           ------------   ------------
                                                              3,186,790      2,450,271
                                                           ------------   ------------
          Total liabilities and stockholders' equity       $  3,469,057   $  4,684,073
                                                           ------------   ------------
                                                           ------------   ------------


 The accompanying notes are an integral part of these balance sheets.

                      ATHENA MEDICAL CORPORATION

                       STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                               1995          1994
                                                           ------------   ------------
REVENUES:
  Sales                                                    $     51,076   $         --
                                                           ------------   ------------
          Net sales                                              51,076             --

COST OF SALES:
  Cost of goods sold                                             40,520             --
                                                           ------------   ------------
                                                                     --             --
          Cost of goods sold                                     40,520             --
                                                           ------------   ------------
          Gross margin                                           10,556             --

GENERAL AND ADMINISTRATIVE EXPENSES                          (4,122,464)    (1,045,618)
                                                           ------------   ------------
          Operating loss                                     (4,111,908)    (1,045,618)
                                                           ------------   ------------
OTHER INCOME (EXPENSE):
  Interest income                                               182,266          1,154
  Interest expense                                             (266,467)          (806)
                                                           ------------   ------------
                                                                (84,201)           348
                                                           ------------   ------------
          Net loss                                         $ (4,196,109)  $ (1,045,270)
                                                           ------------   ------------
                                                           ------------   ------------
NET LOSS PER SHARE                                         $       (.52)  $       (.21)
                                                           ------------   ------------
                                                           ------------   ------------
WEIGHTED AVERAGE SHARES OUTSTANDING                           8,012,632      4,949,798
                                                           ------------   ------------
                                                           ------------   ------------


   The accompanying notes are an integral part of these statements.

                           ATHENA MEDICAL CORPORATION


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                     Common Stock         Additional                      Total
                                                   ------------------      Paid-In       Accumulated    Stockholders'
                                                   Shares      Amount      Capital         Deficit         Equity
                                                   ---------  -------    ------------    -----------    -------------
BALANCE, December 31, 1993                         3,836,141  $38,361    $    527,139    $  (161,021)   $     404,479

  Common Stock issued in exchange for notes           30,865      309          12,191             --           12,500
  Common Stock issued for cash, $1.25 per share      261,667    2,616         103,384             --          106,000
  Common Stock issued for cash, $1.50 per share       73,667      737         109,763             --          110,500
  Common Stock issued for cash, $1.64 per share       18,288      183          29,809             --           29,992
  Common Stock issued for cash, $2.00 per share,
    net of financing costs                         1,154,285   11,543       2,272,027             --        2,283,570
  Common Stock issued for cash and stock
    subscriptions receivable, $2.50 per share         86,800      868         216,132             --          217,000
  Common Stock issued in exchange for services       120,000    1,200          38,800             --           40,000
  Common Stock outstanding of former Xtramedics,
    Inc.                                           1,333,030   13,330         (13,330)            --               --
  Options and warrants issued in exchange for
    services                                              --       --         291,500             --          291,500
  Net loss                                                --       --              --     (1,045,270)      (1,045,270)
                                                   ---------  -------    ------------    -----------    -------------
BALANCE, December 31, 1994                         6,914,743   69,147       3,587,415     (1,206,291)       2,450,271

  Common Stock issued on options exercised for
    cash, $0.12 per share                             20,000      200           2,200             --            2,400
  Common Stock issued on options exercised for
    cash, $1.75 per share                             13,500      135          23,490             --           23,625
  Common Stock issued on conversion of debentures,
    $2.00 per share                                2,000,000   20,000       3,980,000             --        4,000,000
  Options and warrants issued in exchange for
    services                                              --       --         906,603             --          731,603
  Net loss                                                --       --              --     (4,196,109)      (4,196,109)
                                                   ---------  -------    ------------    -----------    -------------
BALANCE, December 31, 1995                         8,948,243  $89,482    $  8,499,708    $(5,402,400)   $   3,011,790
                                                   ---------  -------    ------------    -----------    -------------
                                                   ---------  -------    ------------    -----------    -------------


        The accompanying notes are an integral part of these statements.

                      ATHENA MEDICAL CORPORATION


                       STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                               1995          1994
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (4,196,109)  $ (1,045,270)
  Adjustments to reconcile net loss to net cash flows
    used in operating activities-
      Depreciation and amortization                              90,885         15,892
      Amortization of deferred financing fee                    200,000             --
      Loss on disposal of assets                                  9,300             --
      Net loss (gain) on sales of securities                     27,563        (33,277)
      Equity in loss of Xtramedics, Inc.                             --         54,751
      Services received for options and warrants issued         906,603        131,500
      Changes in operating assets and liabilities:
        Accounts receivable                                      (2,065)            --
        Inventories                                            (115,532)       (33,588)
        Prepaid expenses and other                             (233,008)       (22,020)
        Accounts payable                                         12,103        156,324
        Accrued salaries and wages                              (30,338)        10,453
        Accrued expenses                                         70,000             --
                                                           ------------   ------------
          Net cash used in operating activities              (3,260,598)      (765,235)
                                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furniture                         (382,761)       (85,647)
  Acquisition of Xtramedics, Inc., net of cash acquired              --       (130,540)
  Proceeds from sale of equity securities                        62,849        287,772
                                                           ------------   ------------
          Net cash (used in) provided by investing
            activities                                         (319,912)        71,585
                                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debentures and notes              1,996,700      2,003,300
  Payments on (loans to) officers and directors                   3,240       (120,000)
  Net proceeds from sale of Common Stock and receipt of
    payment on stock subscriptions receivable                   126,025      2,703,062
                                                           ------------   ------------
          Net cash provided by financing activities           2,125,965      4,586,362
                                                           ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (1,454,545)     3,892,712

CASH AND CASH EQUIVALENTS, beginning of period                3,918,586         25,874
                                                           ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                   $  2,464,041   $  3,918,586
                                                           ------------   ------------
                                                           ------------   ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Issuance of Common Stock for stock subscriptions
      receivable                                           $         --   $    100,000
    Notes payable exchanged for Common Stock                         --         12,500
    Issuance of Common Stock and warrants in exchange
      for services                                                   --        200,000
    Issuance of Common Stock on conversion of debentures      4,000,000             --


   The accompanying notes are an integral part of these statements.

                      ATHENA MEDICAL CORPORATION


                     NOTES TO FINANCIAL STATEMENTS

                      DECEMBER 31, 1995 AND 1994



1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

ATHENA Medical Corporation (the Company) manufactures the Fresh `n Fit Padette (the Padette), a female health care product. The Company anticipates that this product will be ready for sale in the domestic retail market and for bulk distribution in foreign markets in 1996. The Company is also engaged in the research, development and commercialization of other female health care products.

During 1994, the Company entered into a Share Exchange Agreement (the Agreement) with ATHENA ProFem, Inc., a Nevada corporation (ATHENA) (see Note
5), to provide additional resources to the Company. As a result of the Agreement, ATHENA (dissolved prior to December 31, 1994) became a wholly owned subsidiary of the Company, its stockholders exchanged their shares for shares of the Company, and the Company changed its name to ATHENA Medical Corporation (see Note 5).

In addition, during 1994, the Company entered into an agreement with a private investor for the sale of units comprised of the Company's Common Stock and convertible debentures totaling $6 million. As of December 31, 1994, the Company had received $4 million as a result of this transaction. The balance of $2 million was received in April 1995 (see Note 8).

The Company has experienced significant operating losses during the years ended December 31, 1995 and 1994 and has continued to incur losses into the first quarter of 1996. Further, the Company has not generated significant revenues from product sales, nor is there any assurance of future significant revenues. The Company contemplates significant ongoing expenditures will be necessary to successfully implement its business plan, including developing, manufacturing and marketing its proprietary products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investment in its Common Stock of approximately $7.4 million through December 31, 1995; however, there can be no assurance that the Company's efforts to raise additional funding or enter into a business alliance will be successful. If the Company is unable to obtain adequate additional financing, enter into such business alliance or generate sufficient profitable sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations.

EQUITY SECURITIES

The Company's investments in equity securities are classified as available for sale and are reported at approximate fair value. Unrealized holding gains or losses on equity securities were not material at December 31, 1995 and 1994.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value.

EQUIPMENT AND FURNITURE

Equipment and furniture are recorded at cost, except for assets acquired in the acquisition noted above which are recorded at estimated fair value, and depreciated on a straight-line basis over useful lives ranging from 3 to 10 years. Maintenance and repair costs are expensed as incurred; renewals and betterments are capitalized.

PATENTS AND LICENSES

Patents and licenses are recorded at cost, except for patents and licenses acquired in the acquisition noted above which are recorded at estimated fair value, net of amortization. Costs are amortized over the remaining useful lives ranging from 1 to 13 years.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under SFAS 109, deferred tax assets and liabilities are recorded based on the tax effected difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, referred to as "temporary differences," using enacted marginal income tax rates.

PER SHARE DATA

Net loss per share is based on the weighted average shares outstanding during each period, adjusted retroactively for a 3.0857-for-one stock split effective in June 1994. Stock options, warrants and convertible debentures have not been used in the calculation of weighted average shares outstanding because their effect would be antidilutive. All common stock and per share data included in the financial statements have been retroactively adjusted to reflect the stock split.

CASH AND CASH EQUIVALENTS

The Company considers all instruments with maturities of three months or less when purchased, to be cash equivalents.

USE OF ESTIMATES

The preparation of these financial statements required the use of certain estimates by management in determining the recorded amounts of the Company's assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

RECLASSIFICATION

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RELATED PARTY TRANSACTIONS:

Under terms of a licensing agreement, the Company assumed an obligation to pay royalties to an investor (who is a noncontrolling stockholder) based on varying percentages of up to 5 percent of net sales of certain products through 1997. The Company has rights to the licensing agreement for another two years at December 31, 1995.

On July 1, 1994, the Company entered into a three-year agreement with Sovereign Ventures, LLC (Sovereign), an Oregon limited liability corporation which is owned by two persons who were directors of the Company at the date of the agreement. Both individuals voluntarily resigned from the Board of Directors during 1995. The agreement called for Sovereign to provide assistance with strategic and operational planning, market development, financing arrangements and other consulting services. Under terms of the agreement, compensation for those services totaled $352,000. The costs of services provided under the agreement were expensed as the services were provided. Expenses incurred under the agreement totaled $252,000 and $100,000 during 1995 and 1994, respectively. The Company has no further obligations under the agreement.

3.   INVENTORIES:

Inventories consisted of the following components at December 31:

                      1995        1994
                    --------    --------
Raw materials       $134,741    $ 44,088
Work-in-process        7,781          --
Finished goods        17,098          --
                    --------    --------
                    $159,620    $ 44,088
                    --------    --------
                    --------    --------

4. COMMON STOCK OPTIONS AND WARRANTS:

During 1994, the Company adopted the 1994 Incentive and Non-Qualified Stock Option Plan (the Incentive Plan), under which 5,300,000 shares of Common Stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Incentive Plan. The Incentive Plan provides for administration by a Committee comprised of not less than two members of the Company's Board of Directors. Such Committee (or the Board of Directors in its absence) determines the number of shares, option price, duration and other terms of the options granted under the Incentive Plan. Qualified options are available for issuance to employees of the Company. Nonqualified options are available for issuance to consultants, advisors and others having a relationship with the Company, on terms determined by the Committee.

COMMON STOCK OPTIONS

                                                  Weighted Average
                               Shares Subject      Exercise Price
                                to Options            Per Share
                               -------------      ---------------
Balance at December 31, 1993       1,234,280           $  .12
Options granted                      749,750             3.27
Options exercised                         --               --
Options canceled                          --               --
                               -------------
Balance at December 31, 1994       1,984,030             1.32
Options granted                      306,000             3.08
Options exercised                    (33,500)            0.78
Options canceled                    (120,000)            1.75
                               -------------
Balance at December 31, 1995       2,136,530            $1.67
                               -------------      ---------------
                               -------------      ---------------

Of the outstanding options at December 31, 1995 and 1994, 1,973,780 and 1,861,280, respectively, were qualified stock options and 162,750 and 122,750, respectively, were nonqualified stock options. The options are exercisable for shares of the Company's Common Stock. Outstanding options and rights expire on various dates through December 2005. The number of shares available for grant under the Incentive Plan was 3,163,470 at December 31, 1995.

                        Qualified Stock Options

                                                       Weighted Average
                                           Shares       Exercise Price
                                         Under Option      Per Share
                                         ------------  ----------------
Number exercisable at December 31, 1995    1,542,030        $ .87

Number exercisable thereafter                431,750        $3.46

                      Nonqualified Stock Options

                                                       Weighted Average
                                           Shares       Exercise Price
                                         Under Option      Per Share
                                         ------------  ----------------
Number exercisable at December 31, 1995       27,750        $2.99

Number exercisable thereafter                135,000        $3.13

During 1995 and 1994, compensation expense in the amount of $28,800 and $45,500, respectively, was recorded related to options granted for which the exercise price was less than the fair market value of the stock at the date of grant.

During 1994, the Company entered into the Agreement with ATHENA (see Note 5).
 Under terms of the Agreement, the Company caused to be surrendered and canceled all outstanding options to acquire shares of its Common Stock and Class B Common Stock. The Company also adopted the Incentive Plan, which adopted in its entirety, the 1993 Stock Incentive Plan of ATHENA.

COMMON STOCK WARRANTS

As of December 31, 1995, warrants for a total of 3,297,900 shares of Common Stock had been awarded. The warrants may be exercised for shares of the Company's Common Stock. No warrants were exercised or canceled during 1995 or 1994. The following summarizes outstanding warrants for shares of the Company's Common Stock:

                                            Shares     Weighted Average
                                          Subject to    Exercise Price
                                           Warrants       Per Share
                                         ------------  ----------------
Balance at December 31, 1993                      --         $  --
Warrants granted                           2,305,750          1.34
                                         ------------
Balance at December 31, 1994               2,305,750          1.34
Warrants granted                             992,150          2.37
                                         ------------
Balance at December 31, 1995               3,297,900         $1.65
                                         ------------  ------------
                                         ------------  ------------
Number exercisable at December 31, 1995    3,011,165         $1.59

Number exercisable thereafter                286,735          2.28

The Company recorded expense in the amount of $877,803 and $86,000 during 1995 and 1994, respectively, related to warrants issued for services rendered for which the exercise price was less than the fair market value of the stock at the date of grant.

Subsequent to December 31, 1995, the Company granted warrants for 55,000 shares of Common Stock for services rendered or to be rendered in the future.
 The warrants are exercisable at prices ranging from $1.50 to $3.00 per share and expire in December 2004.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock plans and to other stock-based compensation awards. In 1996, the Company must either account for awards granted under employee stock plans and stock-based grants to nonemployees after January 1, 1995 under the provisions of SFAS 123, or provide detailed disclosures in lieu of adoption. The Company plans to only adopt the disclosure provisions of SFAS 123.

5.   AGREEMENT WITH ATHENA:

During February 1994, the Company entered into the Share Exchange Agreement with ATHENA. In conjunction with the Agreement and to facilitate the share exchange, the Company effected a 1-for-10 reverse stock split and ATHENA effected a 3.0857-for-one stock split. After giving effect to these splits, the Company's stockholders exchanged 1,893,631 shares of its Common Stock with the ATHENA stockholders for 1,893,631 shares of ATHENA's common voting stock (the initial share exchange). Also, in accordance with terms of the Agreement, the Company's directors resigned and the directors of ATHENA were appointed to the Board of the Company, the Company converted its Class B Common Stock to Common Stock and changed its name to ATHENA Medical Corporation.

During June 1994, an additional 2,204,181 shares of the Company's Common Stock were issued to the ATHENA stockholders in exchange for the remaining issued shares of ATHENA (the second share exchange). As a result, the ATHENA stockholders owned, as a group, 75.45 percent of the outstanding shares of the Company. The remaining 24.55 percent of the outstanding shares of the former Company's (Xtramedics, Inc.) Common Stock, 1,333,030 shares, represented shares held by shareholders who were not parties to the Agreement. Accordingly, those shares were treated as issued and outstanding in the Company's statements of changes in stockholders' equity and in the computation of weighted average shares outstanding.

The Agreement also provided for holders of ATHENA options the right to exchange those options for options to purchase shares in the Company under the Incentive Plan (see Note 4). Outstanding options would have increased the group's ownership to 80 percent if exercised.

The transaction discussed above was accounted for as a reverse acquisition. Accordingly, the accompanying financial statements present the financial position and results of operations of ATHENA and its 58.69 percent equity in the results of the Company from the date of the initial share exchange to the date of the second share exchange, and the combined financial position at December 31, 1994 and the combined results of operations and cash flows of the two companies for the period from the date of the second share exchange through December 31, 1994. ATHENA was dissolved as of December 31, 1994.
The purchase price paid, including liabilities assumed, was allocated to the fair value of assets acquired and liabilities assumed as follows:

          Inventories                  $ 10,500
          Prepaid expenses                  700
          Patents and licenses           29,500
          Equipment and furniture       125,605
          Accrued salaries and wages    (10,765)
                                       --------
                                       $155,540
                                       --------
                                       --------

No value was attributed to the shares exchanged as a result of the Agreement.

The unaudited loss on a pro forma basis as though the acquisition had occurred as of the beginning of the year ended December 31, 1994 is as follows:

          General and administrative expenses  $(1,083,805)
                                               -----------
                    Net loss                   $(1,083,805)
                                               -----------
                                               -----------
          Net loss per share                   $      (.20)
                                               -----------
                                               -----------
          Weighted average shares outstanding    5,512,737
                                               -----------
                                               -----------

6. INCOME TAXES:

As of December 31, 1995, the Company had federal net operating loss (NOL) carryforwards of approximately $1.3 million. If not applied against future taxable income, the federal NOL carryforwards will expire in the years 2001 through 2010. Changes in the Company's ownership have caused an annual limitation on the amount of carryforwards that can be utilized and start-up costs that can be amortized. As of December 31, 1995, the Company had net deferred tax assets of approximately $3.4 million primarily resulting from deferred start-up costs and NOL carryforwards. In accordance with SFAS 109, a valuation allowance was recorded to reduce net deferred tax assets to zero.

As of December 31, 1994, the Company had federal NOL carryforwards and deferred tax assets of approximately $.9 million and $1.8 million, respectively, resulting primarily from the deferred start-up costs and NOL carryforwards. A valuation allowance was recorded to reduce net deferred tax assets to zero. The change in the valuation reserve during 1995 was approximately $1.6 million.

7.   COMMITMENTS AND CONTINGENCIES:

The Company has employment contracts with its Chief Executive Officer and its President, both of whom are directors of the Company. Under terms of the contracts, the Company committed to pay annual salaries for the five-year period commencing June 15, 1993. As of December 31, 1995, salaries related to these contracts totaled $260,000 per year and, under terms of the contracts, may be increased in the future.

The Company leases its office and manufacturing facilities. Other leases have terms of one year or less. Future minimum lease payments for office and manufacturing facilities at December 31, 1995 totaled $115,327 and are payable as follows:

              1996     $95,754
              1997      19,573

Rent expense was $96,250 and $28,547 for the years ended December 31, 1995 and 1994, respectively.

As of March 1996, the Company relocated its corporate office and product development facilities to 7,100 square feet of leased space within the same business park as its former office. The new lease, with monthly payments of $6,635, commences April 1, 1996 and expires February 28, 1999.

Subsequent to December 31, 1995, the Company entered into capital lease arrangements for equipment to be used in expanding production lines and also in research and development activities. The aggregate amount of these capital lease obligations is approximately $300,000. The leases commence in February 1996 and expire at various dates through March 1999.

During 1995, the Company was named as a defendant in a civil action brought in the Circuit Court of Oregon for Washington County by Kassia International Incorporated (the Plaintiff). The complaint alleges that the Company breached its obligations to complete the purchase of the Plaintiff in the spring of 1995 and seeks damages of up to $6 million under various theories. Although the Company intends to vigorously defend against such lawsuit, the Company cannot predict the outcome of the lawsuit. An award of damages or the expenditure of significant sums even in the successful defense of the case could have a material adverse effect on the Company's financial condition and results of operations.

8.   FINANCING TRANSACTION:

During December 1994, the Company entered into a $6 million debt and equity financing agreement with a group of private investors. Under terms of the agreement, the Company issued 1 million units priced at $6 per unit. Each unit was comprised of one share of the Company's Common Stock and $4 of convertible debenture.

At December 31, 1994, all of the stock and half of the convertible debentures had been issued in exchange for $4 million. The remaining debentures were issued for $2 million in April 1995.

Terms and conditions of the debentures required monthly interest payments at the rate of 5 percent per annum. Cash paid for interest was $66,467 and $806 in the years ended December 31, 1995 and 1994, respectively.

In accordance with the financing agreement, as amended in March 1995 and June 1995, the debentures automatically converted at the rate of one share for each $2.00 of debentures, into shares of the Company's Common Stock in June 1995.

In connection with the financing, the Company issued 120,000 shares of its Common Stock to one of the investors, whose president was subsequently appointed to the Company's Board of Directors, and 480,000 warrants to certain other parties, all for services provided in facilitating the transaction. The investor's president resigned from the Board effective in December 1995. The shares and warrants were valued consistent with shares issued in the transaction. A portion of this value was attributed to the issuance of the debentures. Accordingly, a portion of the value of the shares and warrants was deferred as a financing fee and amortized over the term of the debentures.