Form 10QSB
period 1996-03-31
ATHENA MEDICAL CORP
filed 1996-05-15
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

            X  Quarterly Report pursuant to Section 13 or 15(d)
            -- of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1996

            __ Transition Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

                For the transition period from     to    .
                                               ----   ----
                      Commission File Number: 0-17119


                         ATHENA Medical Corporation
                ----------------------------------------------
                (Name of small business issuer in its charter)

               Nevada                                  33-0202574
    ------------------------------          ------------------------------
    (State or otherjurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)

                        10180 SW Nimbus Ave., Suite J5
                              Portland, OR 97223
                   ----------------------------------------
                   (Address of principal executive offices)


                               (503) 968-8800
                   ----------------------------------------
                         (Issuer's telephone number)

                        10170 SW Nimbus Ave., Suite H1
                            Portland, OR  97223
                   ----------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X   No
      ---    ---

     As of March 31, 1996, the issuer had outstanding 8,948,243 shares of its $.01 par value Common Stock.

     Transitional Small Business Disclosure Format: (Check one) Yes    ; No  X
                                                                    ---     ---

                      PART I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of results to be expected for the entire year.

ITEM 1. FINANCIAL STATEMENTS

                          ATHENA MEDICAL CORPORATION
                                BALANCE SHEETS
                                as of March 31
                                 (unaudited)

                                                       1996         1995
                                                    ----------   ----------
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                        $1,220,043   $3,071,432
   Accounts Receivable, trade                          150,415            -
   Inventory                                           327,236       69,513
   Deferred Financing Fee, net                               -      125,000
   Prepaids and Other                                  398,116       49,237
                                                    ----------   ----------
      Total Current Assets                           2,095,810    3,315,182

EQUITY SECURITIES                                           80       40,225

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost           717,993      221,026
   Less: Accumulated Depreciation                     (129,377)     (17,343)
                                                    ----------   ----------
                                                       588,616      203,683

PATENTS and LICENSES, net                               49,440       23,268

LOANS RECEIVABLE - Officers and Directors              118,490      120,000
                                                    ----------   ----------
      Total Assets                                  $2,852,436   $3,702,358
                                                    ----------   ----------
                                                    ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                   $321,025     $145,420
   Current Portion of Notes Payable                    144,294           -
   Accrued Expenses                                     38,000            -
   Accrued Salaries and Related Liabilities             20,241       15,298
   Convertible Secured Notes Payable                         -    2,000,000
                                                    ----------   ----------
      Total Current Liabilities                        523,560    2,160,718

   Long-Term Notes Payable                             155,137            -
                                                    ----------   ----------
      Total Liabilities                                678,697    2,160,718

STOCKHOLDERS' EQUITY
    Common Stock, $0.01 par value, authorized
     33,000,000 shares; issued 8,948,243 and
     6,914,743 shares                                   89,482       69,147
    Additional Paid-in Capital                       8,499,708    3,620,364
    Accumulated Deficit                             (6,415,451)  (2,147,871)
                                                    ----------   ----------
       Total Stockholders' Equity                    2,173,739    1,541,640
                                                    ----------   ----------
       Total Liabilities and Stockholders' Equity   $2,852,436   $3,702,358
                                                    ----------   ----------
                                                    ----------   ----------

   The accompanying notes are an integral part of these balance sheets.

                         ATHENA MEDICAL CORPORATION
                          STATEMENTS OF OPERATIONS
                                 (unaudited)

                                            For the three months ended
                                                     March 31
                                             ------------------------
                                                1996          1995
                                             -----------  -----------
Sales, net                                   $   149,970  $
Cost of Sales                                    (52,863)
                                             -----------  -----------
      Gross Margin                                97,107

Operating Expenses:
      General and Administrative               1,110,158      941,580
                                             -----------  -----------
         Net Loss                            $ 1,013,051     $941,580
                                             -----------  -----------
                                             -----------  -----------
Net Loss Per Share                                 $0.11        $0.14
                                             -----------  -----------
                                             -----------  -----------
Weighted Ave. Shares Outstanding               8,948,243    6,914,743
                                             -----------  -----------
                                             -----------  -----------

       The accompanying notes are an integral part of these statements.

                          ATHENA MEDICAL CORPORATION
                           STATEMENTS OF CASH FLOWS
                         Increase (Decrease) in Cash
                                 (unaudited)

                                                          For the three months
                                                            ended March 31
                                                        -----------------------
                                                            1996        1995
                                                        -----------------------
Cash Flows From Operating Activities:

Net Loss                                                $(1,013,051)  $(941,580)

Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
   Depreciation                                              33,651       6,522
   Amortization of deferred financing fee                         -      75,000
   Services received for options and warrants issued              -      32,949
   Loss on valuation of equity securities                         -      50,280
   Changes in working capital:
      Accounts receivable                                   (148,350)         -
      Prepaid expenses and other                            (171,349)   (23,849)
      Inventory                                             (167,616)   (25,424)
      Accounts payable                                       124,477    (39,025)
      Accrued salaries and related liabilities                 4,522    (30,760)
      Accrued expenses                                       (32,000)         -
                                                        -----------------------
         Net cash used in operating activities            (1,369,716)  (895,887)
Cash Flows From Investing Activities:
   Purchases of equipment, furniture and leaseholds         (173,714)   (47,967)
                                                        -----------------------
         Net cash used in investing activities              (173,714)   (47,967)
Cash Flows From Financing Activities:
   Net proceeds from sale of Common Stock, exercise of
    options, and receipt of payment on subscription
    receivable                                                     -    100,000
   Proceeds from (repayments of)convertible debentures
    and notes payable                                              -     (3,300)
   Net proceeds from long-term debt, net of repayments       299,432          -
                                                        -----------------------
         Net cash provided by  financing activities          299,432     96,700
                                                        -----------------------
Net Decrease in Cash and Cash Equivalents                 (1,243,998)  (847,154)
Cash and Cash Equivalents, beginning of period             2,464,041  3,918,586
                                                        -----------------------
Cash and Cash Equivalents, end of period                  $1,220,043 $3,071,432
                                                        -----------------------
                                                        -----------------------

The accompanying notes are an integral part of these statements.

                          ATHENA MEDICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1996

1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF THE COMPANY
ATHENA Medical Corporation (the Company) manufactures the Fresh n' Fit-Registered Trademark- Padette (the "Padette"), a female health care product. The Company entered into United States retail distribution during the first quarter of 1996. Management has utilized a direct marketing approach in its initial roll-out of the Padette in the S.E. region of the United States. The Company also began bulk sales distribution into China, with an initial shipment of 3.2 million Padettes in the first quarter. The Company has received additional orders from its customers in China of 26.9 million Padettes through fiscal year 1996, to be paid by confirmed letters of credit, in U.S. dollars. The next shipment is scheduled for the second quarter of 1996, and quarterly thereafter.

The Company has experienced significant operating losses. Further, the Company does not have a history of significant revenues from product sales, nor is there any assurance of future significant revenues. The Company contemplates significant ongoing expenditures will be necessary to successfully implement its business plan, including developing, manufacturing and marketing its proprietary products. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investment in its Common Stock of approximately $7.4 million through March 31, 1996; however, there can be no assurance that the Company's efforts to raise additional funding or enter into a business alliance will be successful. If the Company is unable to obtain adequate additional financing, enter into such business alliance or generate sufficient profitable sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations.

BASIS OF PRESENTATION
The balance sheets as of March 31, 1996, and 1995, and the statements of operations and of cash flows for the three months ended March 31, 1996, and 1995, have been prepared by ATHENA and are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows as of March 31, 1996, and 1995, and for the periods then ended, have been made.

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

PATENTS, TRADEMARK AND LICENSES
Patents, trademark and licenses are recorded at cost, except for patents and licenses acquired in the acquisition noted above which were recorded at estimated fair market value, net of amortization. Costs are amortized over the remaining useful lives ranging from one to seventeen years.

INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under SFAS 109, deferred tax assets and liabilities are recorded based on the tax effected differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, using enacted marginal income tax rates. There are no deferred tax balances at March 31, 1996, and 1995, due to ATHENA's cumulative net operating losses.

STATEMENTS OF CASH FLOWS
For purposes of the statements of cash flows, the Company considers all instruments with a maturity of three months or less, when purchased, to be cash equivalents.

2. INVENTORY

   Inventory consists of the following:

                                       1996              1995
                                       ----              ----
       Raw Materials                 $140,632           $69,513
       Work In Process                 39,028              -
       Finished Goods                 147,576              -
                                     --------           -------
                                     $327,236           $69,513
                                     --------           -------
                                     --------           -------

3. INDEBTEDNESS

Long-term debt as follows:

                                                  At March 31, 1996
                                                  -----------------
Unsecured note at 8%, due 1996                        $ 44,794
Secured note at 14.76%, due 1998                       102,797
Secured note at 9.75%, due 1999                         11,896
Secured note at 14.45%, due 1999                       139,944
                                                      --------
                                                      $299,431
                                                      --------
Less current maturities                               (144,294)
                                                      --------
Total long-term debt                                  $155,137
                                                      --------
                                                      --------

The first note above represents a financing agreement with the Company's insurance agent, for the purpose of securing directors and officers insurance for fiscal year 1996.

During the quarter ending March 31, 1996, the Company entered into three lease agreements, as reflected by the last three notes above, collateralized by equipment, with a leasing company for the purpose of purchasing production equipment to be utilized in the manufacturing and production of the Fresh n' Fit-Registered Trademark- Padette.

4. RELATED PARTY TRANSACTIONS

Under terms of a licensing agreement, the Company assumed an obligation to pay royalties to an investor (who is a noncontrolling stockholder) based on varying percentages of up to five percent of net sales of certain products through 1997.

5. COMMON STOCK OPTIONS AND WARRANTS

Under the provisions of its 1994 Incentive and Non-Qualified Stock Option Plan (the "Plan"), the Company has reserved 3,300,000 shares of its common stock for issuance under qualified options, non-qualified options, stock appreciation rights, and other awards as set forth in the Plan. The Plan provides for administration by a committee comprised of not less than two members of the Company's Board of Directors. Such committee (or the Board of Directors in its absence) determines the number of shares, option price, duration and other terms of the options granted under the Plan. Qualified options are available for award to employees of the Company. Non-qualified options are available for issuance to consultants, advisors and others having a relationship with the Company, on terms determined by the committee.

As of March 31, 1996, and since the Plan's inception, options for a total of 2,149,030 shares have been awarded, 33,500 have been exercised, and 2,115,530 are outstanding. Of the number awarded and outstanding, 1,952,780 are qualified stock options, and 162,750 are non-qualified stock options. There were no options granted, exercised or surrendered during the quarter ended March 31, 1996.

The following summarizes outstanding options for shares of the Company's Common Stock as of the quarter ended March 31, 1996:

                           QUALIFIED STOCK OPTIONS


Titles of Securities                                                Weighted Average
Issuable: Common Stock                Shares Under Option   Exercise Price Per Share
- ------------------------------------  -------------------   ------------------------

Number exercisable at March 31, 1996       1,550,780                 $ 0.89

Number exercisable thereafter                402,000                 $ 3.54

                         NON-QUALIFIED STOCK OPTIONS

Titles of Securities                                                Weighted Average
Issuable: Common Stock                Shares Under Option   Exercise Price Per Share
- ------------------------------------  -------------------   ------------------------

Number exercisable at March 31, 1996          27,750                 $ 2.99

Number exercisable thereafter                135,000                 $ 3.13


As of March 31, 1996, warrants for an aggregate 3,352,900 shares have been awarded, including warrants for an aggregate 55,000 shares awarded during the quarter. There were no warrants exercised or surrendered during the quarter ended March 31, 1996.

The following table summarizes warrants outstanding for the purchase of shares of the Company's Common Stock as of the quarter ended March 31, 1996:

                                   WARRANTS

Titles of Securities                    Shares Subject              Weighted Average
Issuable: Common Stock                    to Warrants       Exercise Price Per Share
- ------------------------------------  -------------------   ------------------------

Number exercisable at March 31, 1996      3,091,165                    $1.62
Number exercisable thereafter               261,735                    $2.17


6. INCOME TAXES

As of March 31, 1996, the Company has federal net operating loss carryforwards of approximately $1.3 million. If not applied against future taxable income, the federal net operating loss carryforwards will expire in the years 2002 through 2011. Changes in the Company's ownership have caused an annual limitation in the amount of carryforwards that can be utilized. As of March 31, 1996, the Company has net deferred tax assets of approximately $3.5 million primarily resulting from deferred start-up costs and net operating loss carryforwards. In accordance with SFAS 109, a valuation allowance was recorded to reduce net deferred tax assets to zero.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Since its inception, the Company has been primarily engaged in the research, development, testing and commercialization of the Fresh n' Fit-Registered Trademark- Interlabial Pad (the "Padette") and, to a lesser degree, other products. The Company recorded Padette sales of approximately $150,000 for the quarter ending March 31, 1996, principally from one customer in the People's Republic of China. Management can not presently predict revenues from the Padette or other products of the Company.

The Company's manufacturing domestic facility is complete and capable of supplying anticipated demand through the fiscal year ending 1996. During the fourth quarter of fiscal year 1995, the Company acquired a second horizontal cutting and wrapping machine and a high speed cartoner. In addition, the Company has scheduled for the delivery of two state-of-the-art manufacturing lines and two end-line cartoners during the third quarter of 1996. The Company is negotiating with its customer in China to establish a production facility in China, capable of meeting the Asian market demand.

At March 31, 1996, the Company had cash and cash equivalents of $1,220,043 and working capital of $1,572,251.

PLANS FOR THE PADETTE--TWELVE MONTHS
During the quarter ended March 31, 1996, the Company began its initial United States roll-out of the Padette in the southeast region of the United States. Management is also considering a roll-out in the northwest region during 1996. In addition, the Company has entered into a contract with a Chinese Company to market and sell the Fresh 'n Fit Padette in China. The Company's Chinese marketing partner has contracted to buy Padettes beginning March, 1996, and quarterly thereafter.

The Company continues to explore domestic and international marketing opportunities. There can be no assurances, however, that the Company's marketing efforts will be successful.

PLANS FOR OTHER PRODUCTS - TWELVE MONTHS
The Company continues to develop the Tampette-TM- collection device, the Affirm pregnancy test, and the AWARE-TM- diagnostics. Marketing efforts and revenues are not expected for the Tampette-TM- and AWARE-TM- product line in fiscal year 1996. The Company expects its Affirm pregnancy test to enter international markets before year end.

STAFFING PLAN - TWELVE MONTHS
The Company has fourteen full-time and two part-time employees as of March 31, 1996, and is pursuing employment of a small number of additional employees and consultants as necessary to support its marketing and sales efforts. The Company intends to contract with or hire appropriate personnel as business demands require.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the litigation filed by Kassia International Incorporated (reported in the Company's Form 10-KSB for the year ended December 31, 1995).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits

      A Financial Data Schedule is being submitted as an exhibit to the electronic filing of this report, but not as an exhibit to this document.

   b) Reports on Form 8-K

      No report on Form 8-K was filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES



   In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA Medical Corporation


                                    S/ WILLIAM H. FLEMING
                                    -----------------------------------
Date:  May 14, 1996                 William H. Fleming
                                    President & Chief Operating Officer
                                    (principal executive officer)


                                    S/ DAVID S. PORTER
                                    -----------------------------------
Date: May 14, 1996                  David S. Porter
                                    Vice President & Chief Financial Officer
                                    (principal financial officer)