Form 10-Q
period 1996-06-30
ATHENA MEDICAL CORP
filed 1996-08-12
CIK 820608

                                U.S. SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549
                                            FORM 10-QSB




                    X       Quarterly Report pursuant to Section 13 or 15(d)
                   ---      of the Securities Exchange Act of 1934

                            For the quarterly period ended June 30, 1996

                   --- Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                            For the transition period from _____ to _____.


                                  Commission File Number: 0-17119


                                   ATHENA Medical Corporation
              -----------------------------------------------------------------
              (Exact name of small business issuer as specified in its charter)



                Nevada                                        33-0202574
    -----------------------------------               --------------------------
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                        Identification No.)




                                10180 SW Nimbus Ave., Suite J5
                                     Portland, OR 97223
                      -------------------------------------------------
                          (Address of principal executive offices)


                                       (503) 968-8800
                      -------------------------------------------------
                                (Issuer's telephone number)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---    ---

   As of June 30, 1996, the issuer had outstanding 8,978,243 shares of its $.01 par value Common Stock.


   Transitional Small Business Disclosure Format: (Check one) Yes    ; No   X
                                                                 ----      ----

                        PART I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of results to be expected for the entire year.

ITEM 1.   FINANCIAL STATEMENTS


                               ATHENA MEDICAL CORPORATION
                                    BALANCE SHEETS
                                    as of June 30
                                     (unaudited)

                                                          1996          1995
                                                       ----------    ----------
ASSETS
CURRENT ASSETS:

        Cash and Cash Equivalents                      $  134,095    $4,378,482
        Accounts Receivable, trade                          8,451        28,000
        Inventory                                         388,316        61,710
        Prepaids and Other                                282,355        51,393
                                                       ----------    ----------
            Total Current Assets                          813,217     4,519,585

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost              787,638       228,884
        Less: Accumulated Depreciation                   (167,859)      (45,066)
                                                       ----------    ----------
                                                          619,779       183,818
PATENTS and LICENSES, net                                  47,602        21,398

LOANS RECEIVABLE - Officers and Directors                 120,219       109,247
                                                       ----------    ----------
            Total Assets                               $1,600,817    $4,834,048
                                                       ----------    ----------
                                                       ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts Payable                                $  140,234    $   58,837
       Current Portion of Notes Payable1                   45,698         --
       Accrued Expenses                                    16,200         --
       Accrued Salaries and Related Liabilities            17,785         1,139
                                                       ----------    ----------
           Total Current Liabilities                      319,917        59,976

       Long-Term Notes Payable                            161,854         --
                                                       ----------    ----------
           Total Liabilities                              481,771        59,976

STOCKHOLDERS' EQUITY

        Common Stock, $0.01 par value, authorized
          33,000,000 shares; issued  8,978,243 and
          8,928,243 shares                                 89,782        89,282

        Additional Paid-in Capital                      8,514,308     7,984,238
        Accumulated Deficit                            (7,485,044)   (3,299,448)
                                                       ----------    ----------
           Total Stockholders' Equity                   1,119,046     4,774,072
                                                       ----------    ----------
           Total Liabilities and Stockholders' Equity  $1,600,817    $4,834,048
                                                       ----------    ----------
                                                       ----------    ----------

The accompanying notes are an integral part of these balance sheets.

                              ATHENA MEDICAL CORPORATION
                              STATEMENTS OF OPERATIONS
                                    (unaudited)

                                    For the three months   For the six months
                                           ended                 ended
                                          June 30               June 30
                                     1996        1995        1996       1995
                                 ----------  ----------  ----------  ----------
Sales, net                       $    5,831  $   48,000  $  155,801  $   48,000
Cost of Sales                         1,832      54,818      54,695      54,818
                                 ----------  ----------  ----------  ----------
   Gross Margin                       3,999      (6,818)    101,106      (6,818)
Gain on Sale of Equity
 Securities                            --        22,692        --        22,692

Operating Expenses:
 General and Administrative (A)   1,073,592   1,167,451   2,183,750   2,109,031
                                 ----------  ----------  ----------  ----------
    Net Loss                     $1,069,593  $1,151,577  $2,082,644  $2,093,157
                                 ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------
Net Loss Per Share                 $0.12        $0.16       $0.23      $0.30
                                 ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------
Weighted Average
  Shares Outstanding              8,956,484   6,975,077   8,952,363   6,914,743
                                 ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------

The accompanying notes are an integral part of these statements.


(A) Including $393,333 for the six months ended June 30, 1995, of non-cash expenses incurred for services rendered in exchange for options and warrants.

                             ATHENA MEDICAL CORPORATION
                              STATEMENTS OF CASH FLOWS
                            Increase (Decrease) in Cash
                                    (unaudited)


                                                    For the three months        For the six months
                                                           ended                       ended
                                                          June 30                     June 30
                                                  -----------------------     ------------------------
                                                     1996          1995          1996         1995
                                                  ----------    ----------    ----------    ----------

Cash Flows From Operating Activities:
Net Loss                                         $(1,069,593)  $(1,151,577)  $(2,082,644)  $(2,093,157)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating
 activities:
    Depreciation and amortization                     40,320        29,593        77,060        36,115
    Amortization of deferred financing fee              --         125,000          --         200,000
    Services received for options and warrants
      issued                                            --         360,384          --         393,333
    Loss on valuation of equity securities              --            --            --          50,280
    Gain on sale of equity securities                   --         (22,692)         --         (22,692)
    Changes in working capital:
        Accounts receivable                          141,964       (28,000)       (6,386)      (28,000)
        Prepaid expenses and other                   115,842        (2,155)      (23,865)      (26,004)
        Inventory                                    (61,080)        7,803      (228,696)      (17,621)
        Accounts payable                            (180,791)      (86,584)      (56,314)     (125,609)
        Accrued salaries and related liabilities      (2,456)      (14,159)        2,066       (44,919)
        Accrued expenses                             (21,800)         --         (53,800)         --
                                                  ----------    ----------    ----------    ----------
          Net cash (used) in operating activities (1,037,594)     (782,387)   (2,372,579)   (1,678,274)

Cash Flows From Investing Activities:
  Purchases of equipment, furniture and leaseholds   (69,645)       (7,858)     (243,359)      (55,825)
  Proceeds from sales of equity securities             --           62,917          --          62,917
                                                  ----------    ----------    ----------    ----------
   Net cash provided (used) in investing
     activities                                      (69,645)       55,059      (243,359)        7,092

Cash Flows From Financing Activities:
  Additions to notes receivable, net of repayments    (1,729)       10,753        (3,459)       10,753
  Net proceeds from sale of Common Stock,
   exercise of options, and receipt of payment
   on subscription receivable                         14,900        23,625       (18,100)      123,625
  Proceeds from (repayments of) convertible
   debentures and notes payable                         --       2,000,000          --       1,996,700
  Net proceeds from long-term debt, net of
   repayments                                          8,120         --          307,551          --
                                                  ----------    ----------    ----------    ----------
     Net cash provided by financing activities        21,291     2,034,378       285,992     2,131,078
                                                  ----------    ----------    ----------    ----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                      (1,085,948)    1,307,050    (2,329,946)      459,896

Cash and Cash Equivalents, beginning of period     1,220,043     3,071,432     2,464,041     3,918,586
                                                  ----------    ----------    ----------    ----------
Cash and Cash Equivalents, end of period           $ 134,095    $4,378,482    $  134,095    $4,378,482
                                                  ----------    ----------    ----------    ----------
                                                  ----------    ----------    ----------    ----------
Supplemental Schedule of Non-Cash
  Financing Activities:
     Issuance of Common Stock in exchange
      for convertible debentures                      --        $4,000,000         --       $4,000,000


The accompanying notes are an integral part of these statements.

                            ATHENA MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996


1.  ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF THE COMPANY
ATHENA Medical Corporation (the Company) manufactures the Fresh 'n Fit-Registered Trademark- Padette (the "Padette"), a female health care product. The Company entered into the United States retail distribution market during the first quarter of 1996. Management has utilized a direct marketing approach in its initial roll-out of the Padette in the S.E. region of the United States. The Company also began bulk sales distribution into China, with an initial shipment of 3.2 million Padettes in the first quarter. The Company has received additional orders from its customer in China.

The Company has experienced significant operating losses, and does not have a history of significant revenues from product sales, nor is there any assurance of future significant revenues. The Company contemplates that significant ongoing expenditures will be necessary to successfully implement its business plan, including developing, manufacturing and marketing its proprietary products. Execution of the Company's plans and its ability to continue as a going concern depend upon its ability to acquire substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investments in its Common Stock of approximately $7.4 million through June 30, 1996; however, there can be no assurance that the Company's efforts to raise additional funding or enter into a business alliance will be successful. If the Company is unable to obtain adequate additional financing, enter into such business alliance or generate sufficient profitable sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations.

BASIS OF PRESENTATION
The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make information presented not misleading. It should be noted that operating results for the periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For further information, refer to the financial statements and notes to financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

PER SHARE DATA
The net loss per share was computed by dividing net loss by the weighted average number of shares of the Company outstanding during the periods. Warrants and options outstanding are not included as the effect would be anti-dilutive.

INVENTORY
Inventory consists of materials and is valued at the lower of cost or market. Cost is on a first-in, first-out basis.

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS
Equipment, furniture and leasehold improvements are recorded at cost, except for assets acquired in the 1994 acquisition of Xtramedics, Inc., which were recorded at fair market value. For financial reporting purposes, depreciation, including amortization of capitalized leases, is calculated using the straight-line method over the estimated useful lives ranging from three to ten years. Maintenance and repair costs are expensed as incurred.

PATENTS, TRADEMARK AND LICENSES
Patents, trademark and licenses are recorded at cost, except for patents and licenses acquired in the acquisition noted above which were recorded at estimated fair market value, net of amortization. Costs are amortized over the remaining useful lives ranging from one to seventeen years.

INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under SFAS 109, deferred tax assets and liabilities are recorded based on the tax effected differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, using enacted marginal income tax rates. There are no deferred tax balances at June 30, 1996, and 1995, due to the Company's cumulative net operating losses.

STATEMENTS OF CASH FLOWS
For purposes of the statements of cash flows, the Company considers all instruments with a maturity of three months or less, when purchased, to be cash equivalents.

2.  INVENTORY

Inventory consists of the following at June 30:


                                            1996            1995
                                        ------------     ------------
Raw Materials                             $  86,922        $ 43,334
Work In Process                             120,884            --
Finished Goods                              180,510          18,376
                                        ------------     ------------
                                          $ 388,316        $ 61,710
                                        ------------     ------------
                                        ------------     ------------

3.  INDEBTEDNESS

LONG-TERM DEBT CONSISTS OF THE FOLLOWING AT JUNE 30, 1996:

Unsecured note at 8%, due 1996                             $ 25,852
Secured lease at 14.79%, due 1998                            90,356
Secured lease at 9.75%, due 1999                             10,973
Secured lease at 14.45%, due 1999                           129,756
Secured lease at 14.73%, due 1999                            50,615
Less current maturities                                     145,698
                                                         ------------
Total long-term debt                                      $ 161,854
                                                         ------------
                                                         ------------

The Company has entered into a financing arrangement (reflected by the unsecured note listed above), for the purpose of securing directors and officers insurance for fiscal year 1996. Certain collateralized equipment is leased by the Company, which obligations are reflected by the secured leases as noted above. These leases are used for the research and development of new products and for the manufacturing and production of the Fresh 'n Fit-Registered Trademark- Padette.

4.    ROYALTIES

Under terms of a licensing agreement, the Company assumed an obligation to pay royalties to an investor (who is a noncontrolling stockholder) based on varying percentages of up to five percent of net sales of the Fresh 'n Fit-Registered Trademark- Padette through April, 1997.

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

As of June 30, 1996, and since the Plan's inception, options for a total of 2,269,030 shares have been awarded, 53,500 have been exercised, and 2,215,530 are outstanding. Of the number awarded and outstanding, 2,052,780 are qualified stock options, and 162,750 are non-qualified stock options. There were 125,000 options granted, 20,000 options exercised and 26,000 options which were surrendered during the quarter ended June 30, 1996.

The following summarizes outstanding options for shares of the Company's Common Stock as of the quarter ended June 30, 1996:

                         QUALIFIED STOCK OPTIONS

Titles of Securities                                      Weighted Average
Issuable: Common Stock     Shares Under Option         Exercise Price Per Share
- ----------------------   -----------------------      --------------------------

Number exercisable at
 June 30, 1996                 1,614,530                         $0.96

Number exercisable
  thereafter                     438,250                         $3.64

                        NON-QUALIFIED STOCK OPTIONS

Titles of Securities                                      Weighted Average
Issuable: Common Stock     Shares Under Option         Exercise Price Per Share
- ----------------------   -----------------------      --------------------------

Number exercisable at
 June 30, 1996                    62,750                         $3.07

Number exercisable
 thereafter                      100,000                         $3.13

As of June 30, 1996, warrants for an aggregate 3,602,900 shares have been awarded, including warrants for an aggregate 260,000 shares awarded during the quarter. There were 10,000 warrants exercised and no warrants were surrendered during the quarter ended June 30, 1996.

The following table summarizes warrants outstanding for the purchase of shares of the Company's Common Stock as of the quarter ended June 30, 1996:

                                   WARRANTS

Titles of Securities        Shares Subject                Weighted Average
Issuable: Common Stock        to Warrants              Exercise Price Per Share
- ----------------------   -----------------------      --------------------------

Number exercisable at
 June 30, 1996                 3,416,164                         $1.90

Number exercisable
 thereafter                      186,736                         $1.94

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Since its inception, the Company has been primarily engaged in the research, development, testing and commercialization of the Fresh 'n Fit-Registered Trademark- interlabial pad (the "Padette") and, to a lesser degree, other products.

In preparation for the Company's introduction into the domestic retail market, the Company has increased inventory levels to meet expected demand from mass merchant customers.

The Company's manufacturing domestic facility is complete and capable of supplying anticipated demand through the fiscal year ending 1996. The Company has scheduled the delivery of two state-of-the-art manufacturing lines and two end-line cartoners during the third quarter of 1996 to meet expected 1997 demand. The Company is also negotiating with its customer in China to establish a production facility in China, capable of meeting the Asian market demand.

For the six months ended June 30, 1996, the Company has installed and financed production equipment for the purpose of manufacturing and production of the Padette. In addition, the Company has installed and financed research and development equipment for the purposes of researching and developing new products.

RESULTS OF OPERATIONS

Net sales for the six months ended June 30, 1996 increased to $155,801 from the $48,000 for the same period in 1995. The primary increase was due to a single sale of $144,000 by the Company of its Fresh 'n Fit-Registered Trademark- Padettes to its customer in the People's Republic of China and domestic retail sales by the Company in the southeast region of the United to mass merchant customers totaling approximately $8,000.

The Company has continuing sales to consumers of its Padette through its direct marketing efforts consisting of newspaper and magazine advertisements, presentations at trade shows and toll free telephone numbers. The Company's direct marketing efforts are intended to develop awareness of the Padette rather than provide a significant source of revenue.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and cash equivalents of $134,095 and working capital of $493,300.

The Company has engaged investment bankers in connection with seeking through a private placement of approximately $7 to $10 million in equity. The Company has separately arranged for up to approximately $1 million of equity bridge financing.

Certain statements in the Form 10-QSB contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, the effect of economic conditions, lack of revenues from products, product development, operating losses, results of financing efforts, availability and cost of raw materials and labor, potential need for additional capital equipment, market acceptance risks, risks of international business and the impact of competitive products and pricing.

                         PART II - OTHER INFORMATION


Item 6.EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits

    3.1  Articles of incorporation*

    3.2  By laws*

   27.1  Financial Data Schedule

 b)  Reports on Form 8-K

     NONE.
  -----------------
* Incorporated by reference to the Company's Statement on Form 10KSB for the year ended December 31, 1994.

                                      SIGNATURES



In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA Medical Corporation



Date:  August 7, 1996                             /s/  William H. Fleming
                                            ------------------------------------
                                            William H. Fleming
                                            President & Chief Operating Officer
                                            (principal executive officer)

Date:  August 7, 1996                              /s/  Kimberly L. Mick
                                            ------------------------------------
                                             Kimberly L. Mick
                                             Acting Chief Financial Officer