Form 10QSB
period 1996-09-30
ATHENA MEDICAL CORP
filed 1996-11-14
CIK 820608

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB


          X        Quarterly Report pursuant to Section 13 or 15(d)of the
         ---       Securities Exchange Act of 1934

                   For the quarterly period ended September 30, 1996

                   Transition Report Under Section 13 or 15(d) of the
         ---       Securities Exchange Act of 1934

                   For the transition period from ____to____.


                           Commission File Number: 0-17119

                              ATHENA Medical Corporation
           ----------------------------------------------------------------
           (Each name of small business issuer as specified in its charter)

                Nevada                                          33-0202574
  ------------------------------------                      -----------------
    (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                        Identification No.)


                            10180 SW Nimbus Ave., Suite J5
                                  Portland, OR 97223
                    ----------------------------------------------
                       (Address of principal executive offices)

                                    (503) 968-8800
                              --------------------------
                             (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              ----    ----
As of September 30, 1996, the issuer had outstanding 9,458,597 shares of its $.01 par value Common Stock.

Transitional Small Business Disclosure Format: (Check one) Yes      No   X
                                                              -----    -----

                           PART I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of results to be expected for the entire year.

ITEM 1.  FINANCIAL STATEMENTS

                              ATHENA MEDICAL CORPORATION
                                    BALANCE SHEETS
                                  as of September 30
                                     (unaudited)

                                                     1996          1995
                                                -----------    -----------
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                      $329,599     $3,425,588
    Accounts Receivable, trade                       36,740         28,046
    Inventory                                       356,531         91,700
    Prepaids and Other                              181,188         69,666
                                                -----------    -----------
         Total Current Assets                       904,058      3,615,000

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost        788,253        472,576
    Less: Accumulated Depreciation                 (207,581)       (68,748)
                                                -----------    -----------
                                                    580,672        403,828

PATENTS and LICENSES, net                            45,764         19,529

LOANS RECEIVABLE - Officers , Directors
 and Distributors                                   171,948        115,031
                                                -----------    -----------
         Total Assets                            $1,702,442     $4,153,388
                                                -----------    -----------
                                                -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                               $186,209       $126,822
     Current Portion of Notes Payable               130,767              -
     Accrued Expenses                                21,150              -
     Accrued Salaries and Related Liabilities         6,144             60
                                                -----------    -----------
         Total Current Liabilities                  344,270        126,882

     Long-Term Notes Payable                        129,098              -
                                                -----------    -----------
          Total Liabilities                         473,368        126,882

STOCKHOLDERS' EQUITY
    Common Stock, $0.01 par value, authorized 33,000,000
     shares; issued  9,458,597
     and 8,928,243 shares                            94,586         89,282
    Additional Paid-in Capital                    9,337,254      8,233,538
    Accumulated Deficit                          (8,202,766)    (4,296,314)
                                                -----------    -----------
         Total Stockholders' Equity               1,229,074      4,026,506
                                                -----------    -----------
         Total Liabilities and
          Stockholders' Equity                   $1,702,442     $4,153,388
                                                -----------    -----------
                                                -----------    -----------


The accompanying notes are an integral part of these balance sheets.

                              ATHENA MEDICAL CORPORATION
                               STATEMENTS OF OPERATIONS
                                     (unaudited)


                                             For the three months ended         For the nine months ended
                                                    September 30                      September 30
                                        ------------------------------------------------------------------
                                              1996               1995           1996                1995
                                        -------------       -----------   ------------        -----------
Sales, net                                  $33,645                $467      $189,446             $48,467
Cost of Sales                                16,754               8,356        71,449              63,174
                                        -----------         -----------   -----------         -----------
Gross Margin                                 16,891              (7,889)      117,997             (14,707)

Gain on Sale of Equity
 Securities                                     -                   -             -                22,717

Operating Expenses:
     General and Administrative (A)         734,613             988,977     2,918,363           3,098,033
                                        -----------         -----------   -----------         -----------
          Net Loss                         $717,722            $996,866    $2,800,366          $3,090,023
                                        -----------         -----------   -----------         -----------
                                        -----------         -----------   -----------         -----------

Net Loss Per Share                            $0.08               $0.11         $0.31               $0.40
                                        -----------         -----------   -----------         -----------
                                        -----------         -----------   -----------         -----------

Weighted Average Shares Outstanding       9,198,742           8,928,243     9,035,089           7,698,509
                                        -----------         -----------   -----------         -----------
                                        -----------         -----------   -----------         -----------




The accompanying notes are an integral part of these statements.


(A) Includes $642,633 for the nine months ended September 30, 1995 of non-cash expenses incurred in exchange for options and warrants.

                              ATHENA MEDICAL CORPORATION
                               STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash
                                     (unaudited)


                                            For the three months ended         For the nine months ended
                                                   September 30                      September 30
                                        ------------------------------------------------------------------
                                             1996               1995           1996                1995
                                         --------------     -------------  --------------     -------------
Cash Flows From Operating Activities:
Net Loss                                  $(717,722)       $(996,866)      $(2,800,366)       $(3,090,023)

Adjustments to reconcile net loss to
 net cash provided by (used  in)
 operating activities:
   Depreciation and amortization             41,560           25,551           118,620             61,666
   Amortization of deferred
    financing fee                                 -                -                 -            200,000
   Services received for options and
    warrants issued                               -          249,300                 -            642,633
   Loss on valuation of equity
    securities                                    -                -                 -             50,280
   Gain on sale of equity securities              -                -                 -            (22,717)
   Changes in working capital:
      Accounts receivable                   (28,289)             (46)          (34,675)           (28,046)
      Prepaid expenses and other            101,167          (18,274)           77,302            (44,253)
      Inventory                              31,785          (29,990)         (196,911)           (47,611)
      Accounts payable                       45,975           67,986           (10,338)           (57,623)
      Accrued salaries and related
       liabilities                          (11,641)          (1,079)           (9,576)           (45,998)
      Accrued expenses                        4,950                -           (48,850)                 -
                                          ---------      -----------        ----------        -----------
         Net cash used in
          operating activities             (532,215)        (703,418)       (2,904,794)        (2,381,692)

Cash Flows From Investing Activities:
   Purchases of equipment, furniture
    and leaseholds                             (615)        (243,692)         (243,974)          (299,517)
   Acquisition of licensing rights                -                -           (33,000)                 -
   Proceeds from sales of equity securities       -                -                               62,917
                                          ---------      -----------        ----------        -----------
      Net cash used in
       investing activities                    (615)        (243,692)         (276,974)          (236,600)

Cash Flows From Financing Activities:
   Additions to notes receivable,
    net of repayments                       (51,729)          (5,784)          (55,188)             4,969
   Net proceeds from sale of Common
    Stock, exercise of options and
    warrants and receipt of payment on
    subscription receivable                 827,750                -           842,650            123,625
   Proceeds from convertible
    debentures and notes payable                  -                -                 -          1,996,700
   Net proceeds from long-term
    debt, net of repayments                 (47,687)               -           259,864                  -
                                          ---------      -----------        ----------        -----------
      Net cash provided by (used
       in) financing activities             728,334           (5,784)        1,047,326          2,125,294
                                          ---------      -----------        ----------        -----------

Net Increase (Decrease) in Cash
 and Cash Equivalents                       195,504         (952,894)       (2,134,442)          (492,998)

Cash and Cash Equivalents, beginning
 of period                                  134,095        4,378,482         2,464,041          3,918,586
                                          ---------      -----------        ----------        -----------

Cash and Cash Equivalents, end of period   $329,599       $3,425,588          $329,599         $3,425,588
                                          ---------      -----------        ----------        -----------
                                          ---------      -----------        ----------        -----------

Supplemental Schedule of Non-Cash
 Financing Activities:
Issuance of Common Stock in
 exchange for convertible debentures              -                -                 -         $4,000,000




The accompanying notes are an integral part of these statements.

                              ATHENA MEDICAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996


1.  ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF THE COMPANY
ATHENA Medical Corporation (the "Company") manufactures and distributes feminine health care products and diagnostics, including the Fresh 'n Fit-Registered Trademark- Padette (the "Padette"), a feminine protection product. The Company entered into the United States retail distribution market during the first quarter of 1996. Management has utilized a direct marketing approach in its initial roll-out of the Padette in the Southeast region of the United States. The Company sold a bulk shipment of 3.2 million Padettes during the first quarter, for distribution into the Chinese market.

The Company has experienced significant operating losses, and has not established a history of revenues from product sales, nor is there any assurance of future revenues. The Company contemplates that significant ongoing expenditures will be necessary to successfully implement its business plan, including developing, manufacturing and marketing its proprietary products. Execution of the Company's plans and its ability to continue as a going concern depend upon its ability to acquire substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investments in its Common Stock of approximately $8.1 million through September 30, 1996; however, there can be no assurance that the Company's efforts to raise additional funding or enter into a business alliance will be successful. During the second quarter, the Company obtained a commitment for interim equity bridge financing of $1.225 million to cover operating expenses, costs associated with the roll-out of the Padette and to hire an international marketing and sales director, while the Company finalizes raising additional capital financing. As of September 30, 1996, the Company received $725,000 of this commitment. Currently, the Company is seeking to raise $5.5 million in a private equity placement. If the Company is unable to obtain adequate additional financing, enter into a successful business alliance or generate sufficient profitable sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations.

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

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS
Equipment, furniture and leasehold improvements are recorded at cost, except for assets acquired in the 1994 acquisition of Xtramedics, Inc., which were recorded at fair market value. For financial reporting purposes, depreciation, including amortization of capitalized leases, is calculated using the straight-line method over estimated useful lives ranging from three to ten years. Maintenance and repair costs are expensed as incurred.

PATENTS, TRADEMARK AND LICENSES
Patents, trademark and licenses are recorded at cost, except for patents and licenses acquired in the acquisition noted above, which were recorded at estimated fair market value, net of amortization. Costs are amortized over the remaining useful lives ranging from one to seventeen years.

INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recorded based on the tax effected differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, using enacted marginal income tax rates. There are no deferred tax balances at September 30, 1996 and 1995, due to the Company's cumulative net operating losses.

STATEMENTS OF CASH FLOWS
For purposes of the statements of cash flows, the Company considers all instruments with a maturity of three months or less, when purchased, to be cash equivalents.

RECLASSIFICATION
Certain reclassifications have been made to prior period account balances to conform to the current period presentation.

2.  INVENTORY

    Inventory consists of the following at September 30:

                                                   1996                1995
                                                --------             -------
    Raw Materials                                $77,821             $42,786
    Work In Process                              118,192               4,862
    Finished Goods                               160,518              44,052
                                                --------             -------
                                                $356,531             $91,700
                                                --------             -------
                                                --------             -------

3.  INDEBTEDNESS

    Long-term debt consists of the following at September 30, 1996:


    Unsecured note at 8.00%, due 1996             $6,528
    Secured lease at 14.79%, due 1998             77,449
    Secured lease at 9.75%, due 1999              10,028
    Secured lease at 14.45%, due 1999            119,196
    Secured lease at 14.73%, due 1999             46,664
                                                --------
    Less current maturities                      130,767
                                                --------
    Total long-term debt                        $129,098
                                                --------
                                                --------

The Company has entered into a financing arrangement (reflected by the unsecured note listed above), for the purpose of securing directors and officers insurance for fiscal year 1996. Certain collateralized equipment is leased by the Company, which obligations are reflected by the secured leases as noted above. These leases are used for the research and development of new products and for the manufacturing and production of the Fresh 'n Fit-Registered Trademark-Padette.

4.  ROYALTIES

Under terms of a licensing agreement, the Company assumed an obligation to pay royalties to an investor (who is a noncontrolling stockholder) based on varying percentages of up to five percent of net sales of the Padette through February 1998.

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

As of September 30, 1996, options for a total of 2,266,530 shares have been awarded, 53,500 have been exercised, and 2,213,030 are outstanding. Of the number awarded and outstanding, 2,050,280 are qualified stock options, and 162,750 are non-qualified stock options. There were no options granted, no options exercised and 2,500 options surrendered during the quarter ended September 30, 1996.

The following summarizes outstanding options for shares of the Company's Common Stock as of the quarter ended September 30, 1996:

                             QUALIFIED STOCK OPTIONS

Titles of Securities                                                          Weighted Average
Issuable: Common Stock                           Shares Under Option      Exercise Price Per Share
-------------------------------------------  --------------------------  ----------------------------
Number exercisable at September 30, 1996             1,637,030                     $0.98

Number exercisable thereafter                         413,250                      $3.68


                           NON-QUALIFIED STOCK OPTIONS

Titles of Securities                                                          Weighted Average
Issuable: Common Stock                           Shares Under Option      Exercise Price Per Share
-------------------------------------------  --------------------------  ----------------------------
Number exercisable at September 30, 1996              62,750                       $3.07

Number exercisable thereafter                        100,000                       $3.13



As of September 30, 1996, warrants for an aggregate 3,500,150 shares have been awarded. There were no warrants granted, 102,750 warrants exercised and no warrants surrendered during the quarter ended September 30, 1996.

The following table summarizes warrants outstanding for the purchase of shares of the Company's Common Stock as of the quarter ended September 30, 1996:

                                       WARRANTS


Titles of Securities                             Shares Subject               Weighted Average
Issuable: Common Stock                           to Warrants              Exercise Price Per Share
-------------------------------------------  --------------------------  ----------------------------
Number exercisable at September 30, 1996             3,381,814                     $1.91

Number exercisable thereafter                          118,336                     $2.45



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1996, the Company commercialized and launched its initial product, the Fresh 'n Fit-Registered Trademark- interlabial pad (the "Padette"), into the Southeast region of the United States and into the Shanghai region of China.

In preparation for the Company's introduction into the domestic retail market, the Company has increased inventory levels to meet expected demand from mass merchandise customers.

The Company's domestic manufacturing facility is complete and capable of supplying anticipated demand through the fiscal year ending 1996. The Company has scheduled the delivery of two state-of-the-art manufacturing lines and two end-line cartoners during fourth quarter 1996 to meet expected 1997 demand. Payment for this equipment will occur through a secured financing arrangement.

In September 1996, the Company received FDA clearance for its "Affirm" One-Step Home Pregnancy Test, and is currently involved in discussions with strategic partners to market the product domestically and internationally. The Affirm test provides accurate and sensitive results, in as soon as one to two minutes, at a competitive price compared to other home pregnancy tests. In spite of FDA clearance, the Company's ability to commercialize this product successfully is subject to the risks inherent in new products. These risks include uncertainties whether the product, once developed, can be successfully manufactured and marketed or will be commercially successful. Morever, the costs of developing and introducing new products cannot be reliably forecast and may substantially exceed the Company's expectations and financial resources. Delays in development of the Affirm product may result in a later than anticipated introduction, which could have a material adverse effect on the Company. Initial sales are expected by the end of fourth quarter 1996.

During September 1996, the Company also announced the introduction of Fresh 'n Fit-Registered Trademark- Natural Padettes, a 100 percent biodegradable feminine protection product. Samples of this product have been supplied to potential strategic partners for marketing evaluation. A U.S. patent covering this new product was issued in September 1996.

RESULTS OF OPERATIONS

Net sales for the nine months ended September 30, 1996 were $189,446, compared to $48,467 for the same period in 1995. The increase was primarily due to a single sale of $144,000 by the Company of its Fresh 'n Fit-Registered Trademark-Padettes to a customer in the People's Republic of China, and domestic retail sales by the Company in the Southeast region of the United States to mass merchandise customers totaling $38,942.

The Company sells its Padette to consumers through its direct marketing efforts consisting of newspaper and magazine advertisements, presentations at trade shows and toll-free telephone numbers. The Company's direct marketing efforts are intended to develop awareness of the Padette rather than provide a significant source of revenue.

If the Company is successful in raising additional funds, the Company intends to increase its marketing efforts of the Padette through newspaper advertising, light mailings of the product to potential users, restocking physician offices and attendance at women's fairs. The extent of such efforts will be dependent on the Company's ability to obtain additional working capital. There can be no assurance that additional funds can be obtained on acceptable terms, or at all. Also, there can be no assurance that the Company will develop effective marketing or advertising programs which will support Padette sales.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash and cash equivalents of $329,599 and working capital of $559,788.

The Company is in the process of pursuing capital through a private placement of approximately $5.5 million in equity. There can be no assurance that additional funds can be obtained on acceptable terms, or at all. If the Company is unable to raise additional funds, the Company will be materially adversely effected and may not be able to continue operations. Pursuant to a separate equity bridge financing agreement during the second quarter, the Company received a commitment for $1.225 million in cash (of which $725,000 was received by September 30, 1996) in exchange for 638,021 shares of the Company's common stock.

Certain statements in this Form 10-QSB contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, the effect of economic conditions, lack of revenues from products, product development, operating losses, results of financing efforts, availability and cost of raw materials and labor, potential need for additional capital equipment, market acceptance risks, risks of international business and the impact of competitive products and pricing.

                             PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In September 1996, John Perry resigned as Chairman of the Board of Directors and Chief Executive Officer of the Company. He remains with the Company as General Manager of the Florida office. James Reinmuth, a director and shareholder of the Company, was appointed Chairman of the Board of Directors and Chief Executive Officer.

The Company previously announced that it received purchase orders from a distributor in China for the Padette, totally $1.6 million. The Company ships against such orders upon receipt of a letter of credit. The Company has shipped one order to China totalling $144,000. The other orders were scheduled to be shipped in the third and forth quarters of 1996. The Company has not received letters of credit for these shipments. The Company has confirmed that the Padette has been placed on the shelves of more than 200 retail stores in the Shangai-Pudong region. Although sales of the product have occured, the Company has not received any specific sales data or request for additional product. The Company has no reason to believe that additional product will be ordered by the distributor. The Company is currently negotiating with alternative distributors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits

      3.1    Articles of incorporation*

      3.2    By laws*

      11.1   Statement Re: computation of per share earnings

      27.1   Financial Data Schedule

  b)  Reports on Form 8-K

      NONE.
      -------------------------

   * Incorporated by reference to the Company's Statement on Form 10-KSB for the year ended December 31, 1994.

                                      SIGNATURES



In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




ATHENA Medical Corporation

                                            /s/ WILLIAM H. FLEMING
                                            -----------------------------------
Date:    November 13, 1996                  William H. Fleming
                                            President & Chief Operating
                                            Officer
                                            (principal executive officer)



                                            /s/ KIMBERLY L. MICK
                                            -----------------------------------
Date:    November 13, 1996                  Kimberly L. Mick
                                            Acting Chief Financial Officer