Form 10KSB/A
period 1995-12-31
ATHENA MEDICAL CORP
filed 1996-12-04
CIK 820608

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                              FORM 10-KSB/A



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
                                                                   ---------

     As of December 29, 1995, the aggregate market value of the voting stock held by non-affiliates of the issuer was:

     Common Stock, $.01 par value: $13,160,244
                                  ------------

     As of December 29, 1995, the issuer had outstanding 8,948,243 shares of its $.01 par value Common Stock.

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


     Signature                       Title                           Date
--------------------   ---------------------------------------  --------------
 S/ DAVID S. PORTER     Vice President and  Chief Financial      April 1, 1996
--------------------                  Officer
  David S. Porter

S/JOHN F. PERRY         Chairman, Chief Executive Officer        April 1, 1996
--------------------               and Director
  John F. Perry

S/WILLIAM H. FLEMING    President, Chief Operating Officer,      April 1, 1996
--------------------            Secretary and Director
William H. Fleming

S/JAMES E. REINMUTH     Director and Treasurer                   April 1, 1996
--------------------
James E. Reinmuth

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

                                        ARTHUR ANDERSEN LLP


Portland, Oregon
  March 20, 1996 (except with respect to the matters discussed in Note 9, as to which the date is May 31, 1996)

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

The Company reported net losses of $4,196,109 and $1,045,270 for the years ended December 31, 1995 and 1994, respectively, and has an accumulated deficit of $5,402,400 at December 31, 1995. The ultimate profitability of the Company is dependent upon greater market acceptance of its products and establishing a level of revenue adequate to support the costs of operations. In the meantime, the Company's continued existence is dependent upon obtaining adequate financing. See Note 9.

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

In connection with the financing, the Company issued 120,000 shares of its Common Stock to one of the investors, whose president was subsequently appointedto the Company's Board of Directors, and 480,000 warrants to certain other parties, all for services provided in facilitating the transaction. The investor's president resigned from the Board effective in December 1995. The shares and warrants were valued consistent with shares issued in the transaction. A portion of this value was attributed to the issuance of the debentures. Accordingly, a portion of the value of the shares and warrants was deferred as a financing fee and amortized over the term of the debentures.

9.   SUBSEQUENT EVENTS:

FINANCING COMMITMENT

During May 1996, the Company received a commitment from a group of private investors for $1 million in cash in exchange for 520,833 shares of the Company's Common Stock. The Company is to receive $500,000 upon closing and may draw the additional $500,000 until October 15, 1996 in the event satisfactory financing is not completed by August 29, 1996. The financing is intended to assist in meeting the Company's operating needs while it pursues additional sources of financing.

In addition, the Company received a commitment for $225,000 in cash from the same group of investors in exchange for 114,796 shares of the Company's Common Stock. The financing is intended to allow the Company to meet its obligation for the expected salary and related benefits associated with the hiring of a Director of International Sales and Marketing. Under terms of the financing, the proceeds will be held in escrow and drawn periodically as required over a two-year period.

ISSUANCE OF OPTIONS AND WARRANTS

During May 1996, the Company granted qualified stock options to certain employees for a total of 125,000 shares of the Company's Common Stock at an exercise price of $4.69 per share. The options expire in May 2006.

Also during May 1996, the Company granted warrants for 260,000 shares of the Company's Common Stock to a certain director and to certain consultants of the Company. The warrants are exercisable at prices from $4.69 to $5.00 per share and expire in May 2001 and June 2001.