Form 10KSB40
period 1996-12-31
ATHENA MEDICAL CORP
filed 1997-03-31
CIK 820608

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES ACT OF 1934
                        For the transition period from       to
                             Commission File Number 0-17119

                            ATHENA MEDICAL CORPORATION
                           dba A-FEM MEDICAL CORPORATION
                   (Name of small business issuer in its charter)

                  Nevada                             33-0202574
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                         10180 SW Nimbus Ave., Suite J-5
                             Portland, Oregon 97223
                     (Address of principal executive offices)

         Issuer's telephone number, including area code: (503) 968-8800

       Securities registered pursuant to Section 12(b) of the Exchange Act:
     (Title of each class)        (Name of each exchange on which registered)
            None                                      None

        Securities registered pursuant to Section 12(g) of the Exchange Act:
                                 (Title of Class)
                      Common Stock, par value $0.01 per share

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

    Issuer's revenues for the fiscal year ended December 31, 1996: $192,682.

    As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was common stock, $0.01 par value: $23,976,148.

    As of March 14, 1997, the issuer had outstanding 10,667,414 shares of the Common Stock.

    Transitional Small Business Disclosure Format: Yes       No X
                                                      ------   ------

                                     PART I


ITEM 1:   BUSINESS

     ATHENA Medical Corporation dba A-FEM Medical Corporation (the "Company" or "Registrant") was organized to develop, manufacture and market products for women's health care. The Company was incorporated in Nevada on December 9, 1986 as Xtramedics, Inc. In June 1994, pursuant to the terms of a Share Exchange Agreement, Xtramedics, Inc. acquired all the outstanding shares of Athena Profem, Inc. ("Profem") in exchange for 80 percent of all voting stock of Xtramedics, Inc. and changed its name to ATHENA Medical Corporation.

PRINCIPAL PRODUCTS

    Prior to the merger with Profem, the Company devoted most of its efforts and resources towards developing its feminine protection products and the Padette-TM- interlabial pad (the "Padette"). As a result of the merger, the Company acquired rights to a menstrual collection kit called the Tampette, an early version of the PadKit-TM- collection device (the "PadKit"). In addition, the Company's products include Affirm, a rapid one-step pregnancy test ("Affirm"), Rapid-Sense-TM-("Rapid-Sense") and Antisense (probe) diagnostics. The PadKit, Rapid-Sense and Antisense diagnostics products are still in the developmental stage and require additional clinical studies. These products cannot be marketed until FDA approval and comparable regulatory approvals in other countries are obtained. The regulatory approval process may be lengthy and expensive and may adversely affect the ability of the Company to market these products.

    The Padette is designed to provide a safe, comfortable and convenient alternative to existing feminine protection products. The Padette is made of sanitary absorbent material and is about the size and shape of a woman's little finger. The Padette's tear-shaped design enables it to be held in place by a woman's own anatomy, outside the vagina, without adhesives. The Padette provides dependable protection on light menstrual flow days and back-up against leakage on heavy menstrual flow days. In addition, the Padette is designed to protect against slight urine loss in women and can be used by both men and women who suffer from hemorrhoids, to absorb leakage or discharge.

    The PadKit, which has now replaced the Tampette, is still under development and clinical testing. The PadKit is designed to collect cells from the cervix and endometrium (lining of the uterus) that are exfoliated and appear in the menstrual blood flow. The PadKit is designed to replace the cervical scrape, allowing convenient safe sample collection for cervical cancer screening. While in place, the PadKit collects blood along with millions of cells, vaginal mucous and discharge flushed out by the menstrual flow. The PadKit is then removed, placed in a vial containing an affixative and mailed in a pre-addressed mailer to a laboratory. The sample can be stained in a manner similar to the conventional pap staining procedure or processed by other methods suitable for the desired diagnostic test. The PadKit is a simpler, private, more comfortable and convenient method of collecting cells than other more traditional tests and can produce samples which provide information about the status of cells in the uterus, ectocervix, endocervix and vagina that would otherwise only be collected by invasive techniques.

    The Affirm one step pregnancy test is a rapid visual test for the qualitative detection of human Chorionic Gonadotropin in urine. Affirm is greater than 99 percent accurate in the laboratory studies and can produce results in 1-2 minutes. Affirm was introduced for sale in the fourth quarter of 1996. Rapid-Sense, which is still in the developmental stage, is the Company's proprietary rapid lateral flow semi-quantitative technology. The Company anticipates using the Rapid-Sense technology to provide cost-effective pregnancy and other diagnostics.

    The Company's Antisense diagnostics, which are still undergoing clinical testing and development, are designed to provide rapid, accurate, semi-quantitative, and cost effective identification of pathogens, genetic tumor markers, and pregnancy using samples provided by the PadKit or other body fluid samples. The Antisense diagnostics are based on antisense or probe technology which uses polymeric agents that bond to selected genetic sequences and thereby allow identification of various diseases.

MARKET AND DISTRIBUTION

    The Company has received Food and Drug Administration ("FDA") clearance to market the Padette under a 501(k) application. The Padette was introduced to markets in China during 1995 and test marketed in Florida in 1996. The Company utilized a direct marketing approach in its test market of the Padette in Florida and achieved distribution in the Walgreen chain of stores. The Company plans a regional roll-out of the Padette in a major market in the United States in early 1998. The Company believes this market launch will be the first in a broad scale roll-out of the Padette.

    Based upon analysts reports, the United States market for feminine protection products is estimated to exceed $2 billion per year. The market currently consists of two segments: internal products or tampons, which represent approximately 40 percent of the total market, and external products, such as napkins, mini/maxi pads and pantiliners, which represent the balance of the market. The Padette represents a new category of product, which the Company expects to compete with existing products as well as expand the market.

    Outside the United States, analysts reports estimate the feminine protection market to be $5 billion per year. The international markets vary by culture and competition. Many products and manufacturers exist abroad that do not exist in the domestic market. Many of these manufacturers are similar in size to the Company, but have a local presence which provides them certain advantages in these markets. The Company, however, believes that countries with large populations such as India and China will find the Padette to be unique and particularly appealing culturally. Although the Company has made a number of contacts with foreign distributors and has explored certain foreign markets, it is not currently shipping products to any foreign country nor does it have any present plans to do so.

    The Company plans to use the PadKit to target the current United States pap test market, initially offering the PadKit as a supplement to address well-known inadequacies in the existing pap test, and eventually marketing the PadKit as a replacement for the pap scraping procedure. Analyst reports indicate that there are over 30 million pap tests performed annually in the United States. The Company also intends to market the PadKit as a device to collect other cells for diagnostic purposes.

    The pregnancy test market is divided into two segments--home testing (over-the-counter) and professional testing. The Affirm pregnancy test has received FDA clearance and is available domestically and internationally for both the over-the-counter and professional markets. The Company made an initial sale of the Affirm product in South America during the first quarter of 1997. The Rapid-Sense technology is also expected to have applications in the pregnancy test market. Analyst reports predict that the U.S. market for pregnancy tests will continue to grow at a rate of 9.4 percent per year through the year 2000.

COMPETITION

    The five major competitors in the feminine protection market are Johnson & Johnson ("J&J"), Kimberly-Clark, Tambrands, Playtex and Procter & Gamble ("P&G"). Maxipads and tampons account for 80 percent of the market with J&J, Kimberly-Clark and P&G being the main competitors in maxipads and Tambrands and Playtex being the leaders in tampons. In the international market, local competitors vary by region and tend to hold a large share by providing low-cost alternatives. The Company believes that the Padette offers several unique and proprietary features distinguishing it from pads and tampons and from other products on the market that are known to be in development. The features of the Padette which distinguish it competitively are its versatility, convenience, comfort, safety and price. The Company believes the Padette has a competitive advantage over traditional products in developing markets where competition is less entrenched, and various religious, cultural and climatic conditions may favor the Padette over other feminine protection products.

MATERIALS AND MANUFACTURING

    Raw materials used for production of the Padette and the Company's diagnostic systems are made and supplied in the United States. The Company's current manufacturing needs are being met by its suppliers, although an uninterrupted flow of raw materials cannot be guaranteed. The Company currently purchases certain raw materials from one supplier. Although the Company does not believe it would be difficult to replace this supplier, the Company has not approved other suppliers for the sale of such raw materials to the Company.

    The Company's manufacturing line is capable of producing approximately 200 million Padettes per year. The Company anticipates increasing its current production line from one to two production lines during 1997. With the addition of another production line, and assuming the operation of three shifts per line, the Company's maximum Padette production capacity is anticipated to be approximately 400 million per year. These projected production levels are expected to meet the current anticipated sales growth of the Padette, if any, in 1997. The Company currently subcontracts manufacturing of Affirm.

CUSTOMERS

    The Company does not have a stable baseload of demand for its products and cannot estimate the potential market for its products. The Padette is carried by more than 350 Walgreen stores in Florida. The Company expects to continue to do business with Walgreen. The Company has an agreement with a distributor in China to which it has shipped one order totaling approximately $160,000. In addition, the Company has sold 10,000 Affirm pregnancy tests to a customer in South America. The Company has no reason to believe that additional products will be ordered by any of these customers. There can be no assurance that the Company will develop an effective marketing or advertising program to support future sales of such products.

PATENTS AND TRADE SECRETS

    The Company has rights to or owns three U.S. patents and additional foreign patents in Canada and Japan covering the Padette. These patents cover manufacturing methods, improved absorption and design of the manufacturing apparatus. The Company has filed additional applications for the Padette involving such areas as a 100 percent biodegradable pad and a diagnostic collection device. The Company anticipates applying for additional patents during 1997.

    The currently issued United States patents owned, assigned or licensed to the Company are as follows:

                         DATE OF
    NUMBER                ISSUE                            TITLE
   4,142,476 (1)         03/06/79         Method of Making Feminine Protection Pads
   4,175,561             11/27/79         Feminine Protection Pads with Improved Absorption
   4,196,562 (2)         04/08/80         Method of Making Feminine Protection Pads
   4,995,150             02/26/91         Method and Apparatus for Making Feminine Protection Pads
   5,575,047             11/19/96         Method for Making Biodegradable Absorbent Pads


------------------------

(1) Also issued in Canada and Japan.

(2) Also issued in Canada.

    The term for patents issued on applications filed on or after June 8, 1995 is 20 years from the date of the application or if the application contains a specific reference to an earlier filed application under 35 USC Sections 120, 121 or 365(c), 20 years from the date on which the earliest such application was filed. The term of patents issuing on applications filed before June 8, 1995, is the greater of the 20-year term described above or 17 years from grant, depending on the amount of time between application and issuance.

    The Company has U.S. trademarks for Fresh n'Fit-Registered Trademark-, a female silhouette logo and a butterfly logo, and has applied for trademarks for Padette, PadKit, Rapid-Sense and Tampette. The Company also relies on trade secrets and other unpatented proprietary information in its development activities. All of the Company's employees have entered into agreements providing for confidentiality and the Company enters into nondisclosure agreements to protect the confidential information delivered to third parties in conjunction with possible corporate collaborations or other business purposes.

    Under a license agreement for the Company's Padette, the Company is obligated to pay a royalty of 3 percent to 5 percent to Dr. Shalom Hirschman, a developer of the Padette and a stockholder of the Company, on sales of the Padette, until the expiration of his patents, at various dates through February 1998. The royalty percentage decreases as sales increase. All royalty fees payable will be calculated as a component of the cost of manufacturing the Padette and thus reflected in the product's pricing.

REGULATORY REQUIREMENTS

    The Padette had received clearance, as a Class II device, for over-the-counter marketing in the United States under 510(k) pre-market notification submission to the FDA. The Company has also received export clearance to market overseas. No further FDA requirements for clinical evaluation are expected. Requests for regulatory approval for marketing have been made in several foreign countries and completed in China. The Company is unable, however, to predict when, if ever, other approvals may be received.

    The Affirm pregnancy test has received FDA clearance for marketing to both the over-the-counter and professional markets, and is licensed for export. The PadKit and Rapid-Sense diagnostics are still under development, and the Company has yet to complete clinical studies of these products. Submission of data to the FDA for the PadKit and development of additional applications of the Rapid-Sense diagnostics technology are expected in 1997. FDA regulations and comparable regulations in other countries often involve extensive testing and clinical trials to demonstrate safety, reliability and efficacy. Testing and trial studies of the Company's products may be lengthy and expensive. Delays in obtaining regulatory approvals could adversely affect marketing of the Company's products.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are primarily directed at the commercialization of diagnostic women's health care products. The Company spent approximately $250,000 in 1996 and $228,000 in 1995 on research and development. The Company's research and development activities include developing and clinical testing of the PadKit and Rapid-Sense technology.

EMPLOYEES

    As of March 14, 1997, the Company had 14 full-time employees as well as several paid consultants. The Company intends to contract with or hire appropriate personnel as business demands require

ITEM 2: DESCRIPTION OF PROPERTY

    In March 1996, the Company relocated its corporate office and product development facilities to 7,100 square feet of leased space within the same business park as its former office. The new Portland, Oregon facility is significantly larger than its former facility. The Company also leases 7,300 square feet of manufacturing and warehouse space in proximity to is corporate office.

ITEM 3: LEGAL PROCEEDINGS

    The Company was named as a defendant in a civil action brought in the Circuit Court of Oregon for Washington County in December 1995 by Kassia International Incorporated (the "Plaintiff"). The complaint alleged that the Company breached its obligations to complete the purchase of the Plaintiff in the spring of 1995 and sought damages of up to $6 million under various theories. In December 1996, a tentative settlement agreement was reached. The Company agreed to pay $90,000 of the Plaintiff's liabilities (of which $50,000 is expected to be covered by insurance) and issue 100,000 shares of the Company's common stock as consideration for certain proprietary assets of the Plaintiff.

    The Company has received notice from another company claiming that such other company has the prior right to use the "Athena" name. The Company may in the future be required to refrain from using the "Athena" name. To date, the Company has not prominently featured the "Athena" name on its products and therefore the Company believes that refraining from use of the name on products in the future will not have a material adverse effect on the Company.

ITEM 4: SUBMISSION TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during 1996.

                                    PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Trading of the common stock is being reported in the Pink Sheets of the National Quotation Bureau. The following table sets forth the range of completed sales prices for the common stock as reported in the Pink Sheets for the period indicated.

                                               HIGH              LOW
                                            ----------       ----------
           1st Quarter 1995                   $7.75             $3.88
           2nd Quarter 1995                    4.25              2.50
           3rd Quarter 1995                    5.25              3.00
           4th Quarter 1995                    4.25              2.75

           1st Quarter 1996                    3.94              2.94
           2nd Quarter 1996                    5.32              3.63
           3rd Quarter 1996                    3.94              2.32
           4th Quarter 1996                    4.63              1.50

           1st Quarter 1997                    4.88              3.44
           (through March 20, 1997)


    The foregoing prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

    (b) On March 14, 1997, there were approximately 319 holders of record of the Company's common stock.

    (c) The Company has paid no dividends and does not expect to pay any dividends in the foreseeable future, as the Company intends to retain earnings, if any, to finance growth of its operations. The Company is not under any contractual restrictions as to its present or future ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    1. On May 17, 1996, the Company issued 10,000 shares of common stock to The Jack W. Frankel and Florence M. Frankel Trust pursuant to the exercise of a warrant for an aggregate cash consideration of $12,500. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

    2. On May 31, 1996, the Company issued a warrant to Suzanne Kay-Pittman to purchase 10,000 shares of common stock at an exercise price of $4.69 per share in consideration of Ms. Kay-Pittman's services to the Company as a media consultant. The issuance of the warrant was exempt from registration under Rule 506 and Section 4(2) of the Securities Act).

    3. On June 5, 1996, the Company issued a warrant to James E. Reinmuth, a director of the Company, to purchase 150,000 shares of common stock at an exercise price of $5.00 per share in consideration of Mr. Reinmuth's services for the Company and a warrant to purchase 100,000 shares of common stock at an exercise price of $5.00 per share, in consideration of Mr. Reinmuth's assistance in developing a market for the Company's products in China and southeast Asia. The Company believes Mr. Reinmuth was an "accredited investor" within the meaning of Rule 501 under the Securities Act. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act.

    4. On June 7, 1996, the Company issued 20,000 shares of common stock to William H. Fleming pursuant to the partial exercise of an option at a price of $0.12 per share. The issuance of these shares was exempt from registration under Rule 701 under Section 3(b) of the Securities Act.

    5. On August 19, 1996, the Company issued 377,604 shares of common stock to Capital Consultants, Inc., as agent for certain investors, for an aggregate cash consideration of $750,000. Capital Consultants, Inc. represented that each purchaser was an "accredited investor" within the meaning of Rule 501 under the Securities Act. The issuance of these shares was exempt from registration under to Rule 506 and Section 4(2) of the Securities Act.

    6. On October 22, 1996, the Company issued a warrant to The Sass Group to purchase up to 10,000 shares of common stock at an exercise price of $3.00 per share in consideration of efforts by The Sass Group to market the Company's products. The issuance of the warrant was exempt from registration under Section 4(2) of the Securities Act.

    7. On December 6, 1996, the Company issued a total of 225,000 shares of common stock to 15 investors for an aggregate cash consideration of $450,000. Each purchaser represented that it was either (i) an "accredited investor" within the meaning of Rule 501(a) under the Securities Act or (ii) represented by a purchaser representative who met the requirements of Rule 501(h) of the Securities Act, and together with such purchaser representative had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the invesment. The issuance of these shares were exempt from registration pursuant to Rule 506 and
Section 4(2) of the Securities Act.

    8. On December 16, 1996, the Company issued 260,417 shares of common stock to Capital Consultants, Inc., as agent for certain investors, for an aggregate cash consideration of $500,000. Capital Consultants, Inc. represented that each purchaser was an "accredited investor" within the meaning of Rule 501 under the Securities Act. The issuance of these shares was exempt from registration under Rule 506 and Section 4(2) of the Securities Act.

    9. On December 30, 1996, the Company issued 20,000 shares of common stock to William H. Fleming pursuant to the partial exercise of an option at a price of $0.12 per share. The issuance of these shares was exempt from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

    10. On December 30, 1996, the Company issued 10,000 shares of common stock to Laura T. Schroeder for an aggregate cash consideration of $20,000. Ms. Schroeder represented that she was an "accredited investor" within the meaning of Rule 501 under the Securities Act. The issuance of these shares was exempt from registration under Rule 506 and Section 4(2) of the Securities Act.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The Company has two distinctive business strategies. The first strategy is the continuation of the expansion of its diagnostic research and development activities aimed at the commercialization of healthcare products for women. The second strategy is the production, marketing and sale of the Company's retail consumer product lines, the first being the Padette interlabial pad and the second being the Affirm one-step pregnancy test.

The Company introduced the Padette into the United States retail distribution market during 1996. The Company used a direct market approach to test market the Padette in Florida and achieved distribution in over 350 Walgreen stores. The Company also sold a bulk shipment of 3.2 million Padettes for distribution into the Chinese market during the first quarter of 1996. The Company, however, had no significant sales of the Padette in either 1996 or 1995.

    In September 1996, the Company received FDA clearance to market its Affirm one-step home pregnancy test and is currently involved in discussions with strategic partners to market the product domestically and internationally. During the first quarter of 1997, the Company made an initial sale of 10,000 Affirm pregnancy tests to a customer in South America. The Company has not generated any significant revenues from the initial sale of the Affirm product to date.

    In December 1996, the Company made the decision to relocate its Florida operations to Oregon, and to reserve for contractual obligations related to the Florida operations as of December 31, 1996.

    During 1997, the Company intends to develop marketing and sales plans for a regional roll out of the Padette in a major market in the United States beginning in early 1998. The Company believes this market launch will be the first in a broad scale roll-out of the Padette. In addition to the Company's plans to market and sell the Padette under its own brand name, the Company is also seeking strategic partnerships, domestically and internationally, to license the Padette technology.

    The Company's manufacturing line is currently capable of producing approximately 200 million Padettes per year. The Company anticipates increasing its current production line from one to two lines during 1997. With the addition of another production line, and assuming the operation of three shifts per line, the Company's maximum Padette production capacity is anticipated to be approximately 400 million per year. The addition of another production line should enable the Company to meet the anticipated sales growth of the Padette, if any, for 1997.

    During 1996, the Company began initial feasibility studies of the PadKit. Cost for initial diagnostic products and associated development costs are not expected to exceed $500,000 in 1997. Initial products are anticipated for field testing by year-end. Marketing efforts and revenues are not expected for the PadKit in 1997.

    At December 31, 1996, the Company had cash and cash equivalents of $830,870 and working capital of $191,782. To date, the Company has financed its growth and operations through numerous private placements of equity and debt securities and capital leases. During 1996 the Company raised over $1.7 million in equity financing from various groups of private investors in exchange for shares of the Company's common stock. Of the $1.7 million raised in 1996, the Company agreed to put into escrow an allocated amount of the proceeds in order for the Company to meet its obligation for the expected salary and related benefits associated with the hiring of a Director of Sales and Marketing. Under the terms of the financing, the proceeds will be held in escrow and drawn periodically as required over a two-year period ending May 1998.

    Subsequent to December 31, 1996, the Company has received additional commitments from various groups of private investors for approximately $1.5 million in equity financing, of which approximately $1.1 million has already been received, in exchange for shares of the Company's common stock. The Company's current financing should satisfy the Company's anticipated cash requirements through August 1997. The Company anticipates having to raise additional capital in order to meet costs associated with marketing, research and development and related administrative activities. If the Company is unable to obtain adequate additional financing, enter into a successful business alliance or generate sufficient profitable sales revenues, management may be required to curtail product development, marketing activities and other operations.

    During 1996, the Company entered into a lease line of credit (the "Commitment") from First Portland Corporation ("First Corp."). First Corp. has agreed to lease the Company up to an aggregate of $500,000 of capital equipment. The lease terms are for either 24 months or 36 months. At the maturity of each lease term, the Company will have the option to purchase the equipment at its fair market value, renew the lease annually at the fair rental value at such time or return the equipment to First Corp. The Company also received other smaller individual leasing commitments from other leasing companies during 1996. Throughout 1996, the Company entered into various capital lease obligations totaling $486,435 for new equipment used in the production of the Padette and for the research and development of other healthcare products for women. The underlying capital leases are collateralized by the leased equipment, with interest rates ranging from 9.75 percent per annum to 18.09 percent per annum and with various maturities ending in 1999. During 1997, the Company plans on leasing additional production equipment designed to provide end-user retail packaging capability for the Padette.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

    The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements.

    LACK OF REVENUES FROM PRODUCTS; EARLY STAGE OF PRODUCT DEVELOPMENT. The Padette, PadKit, Affirm, Rapid-Sense and Antisense diagnostics are in the early stages of development or marketing. See "-- Government Regulation." There have been no significant revenues from the Padette and Affirm and there have been no revenues at all from the PadKit, Rapid-Sense or Antisense diagnostics. The Company does not have a stable baseload of demand for its products and cannot estimate the potential market for its products. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company whose products are in an early stage of development, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated developmental, testing, regulatory compliance, manufacturing and marketing costs and competition. In addition, the Company's products are subject to the risks inherent in new products. These risks include the absence of any assurance that products in development will be successfully developed, or that the Company's products, once developed, can be successfully manufactured, advertised and marketed, will be commercially successful or will not become obsolete within a short time after their development. Moreover, the costs of research and development and clinical trials for new products cannot be reliably forecast and may substantially exceed the Company's expectations and financial resources.

    OPERATING LOSSES. During the fiscal year ended December 31, 1996, the Company incurred losses of $4.3 million. In 1997, the Company expects losses to continue as the costs of marketing, research and development and related administrative activities are expected to exceed income from product sales. These losses are expected to be funded from the Company's revenues, cash reserves and future financing, if any. See "--Need for Funds."

    NEED FOR FUNDS. The Company expects to raise additional funds through equity and/or debt financing for the development, manufacture and marketing of its planned products. These funds may not be available or available on terms favorable to the Company or its shareholders. The inability of the Company to obtain such financing could adversely affect the Company.

    MANUFACTURING RISKS. The Company currently manufactures the Padette. As a manufacturer, the Company will continually face risks regarding the availability and costs of raw materials and labor, the potential need for additional capital equipment, increased maintenance costs, plant and equipment obsolescence, quality control and excess capacity. A disruption in the Company's production or distribution could have a material adverse effect on the Company's financial results. The Company currently purchases certain raw materials from one supplier. Although the Company does not believe it would be difficult to replace this supplier, the Company has not approved other suppliers for the sale of such raw materials to the Company.

    UNCERTAIN ABILITY TO MANAGE GROWTH. The Company anticipates that in order to achieve success in its industry, the Company will be required to increase rapidly its sales, production and employee base. The Company anticipates these increases will place significant demands on the Company's management, working capital and financial and management control systems. The Company may not be able to meet the demands of future growth. Any inadequacies in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS OF INTERNATIONAL BUSINESS. The Company's business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets. In addition, the Company's business is subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports to other countries in which the Company's products may be sold or manufactured.

    COMPETITION. The Company's current products and products in development will compete with products from other companies that have an established market, more employees and substantially greater research, financial and marketing resources than the Company. Many of these competitors also have the resources to manufacture and market their own products, which in many cases the Company may not be able to do.

    PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION. The Company has the right to or owns three unexpired U.S. patents and additional foreign patents in Canada and Japan covering the Padette. These patents involve manufacturing methods, improved absorption, and design of the manufacturing apparatus. The Company has filed additional applications for the Padette involving such areas as a 100 percent biodegradable pad and a diagnostic collection device. The term for patents issued on applications filed on or after June 8, 1995 is 20 years from the date of the application or if the application contains a specific reference to an earlier filed application under 35 USC Sections 120, 121 or 365(c), 20 years from the date on which the earliest such application was filed. The term of patents issuing on applications filed before June 8, 1995, is the greater of the 20-year term described above or 17 years from grant, depending on the amount of time between application and issuance.

    The issuance of patents to the Company or to a licensor is not conclusive as to validity or as to the enforceable scope of claims therein. The validity and enforceability of a patent can be challenged by litigation after its issuance, and, if the outcome of such litigation is adverse to the owner of the patent, the owner's rights could be diminished or withdrawn. The issuance of patents covering any of the Company's products may be insufficient to prevent competitors from essentially duplicating the product by designing around the patented aspects. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's products and processes. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States.

    The technologies used by the Company may infringe upon the patents or proprietary technology of others. The cost of enforcing the Company's patent rights in lawsuits that the Company may bring against infringers or defending itself against infringement charges by other patent holders may be high and could adversely affect the Company. The Company has U.S. trademarks for Fresh n'Fit, a female silhouette logo and a butterfly logo.

    The Company has received notice from another company claiming that such other company has the prior right to use the "Athena" name. The Company may in the future be required to refrain from using the "Athena" name. To date, the Company has not prominently featured the "Athena" name on its products and therefore the Company believes that refraining from its use on products in the future will not have a material adverse effect on the Company.

    Trade secrets and confidential know-how are important to the Company's scientific and commercial success. Although the Company seeks to protect its proprietary information through confidentiality agreements and appropriate contractual provisions, others may develop independently the same or similar information or gain access to proprietary information of the Company.

    GOVERNMENT REGULATION. Many of the Company's activities are subject to regulation by various local, state and federal regulatory authorities in the United States and by governmental authorities in foreign countries where its products may be marketed. The Padette has received approval for over-the-counter marketing in the United States under a 510(k) pre-market notification submission to the FDA as a Class II device. No further FDA requirements for clinical evaluation of the Padette are expected. Requests for regulatory approval for marketing in several countries have been made and regulatory approval has been obtained in China. The Company cannot predict when or whether approvals in other countries will be obtained. The PadKit, Rapid-Sense and Antisense diagnostics are still in the development stage and will require FDA approval and approval from similar authorities in other countries. See "--Lack of Revenues from Products; Early State of Product Development." Obtaining such approvals may be a lengthy and expensive proceeding often involving extensive testing and clinical trials to demonstrate safety, reliability and efficacy. In addition, the process of obtaining approvals may be subject to changes in regulations resulting in unexpected costs and uncertainty. The Company may not be able to comply with the applicable requirements and necessary approvals may not be granted. Moreover, the extent and impact of future governmental regulations cannot be predicted. Failure to comply with the regulatory requirements applicable to the Company may result in fines, injunctions, civil penalties, recall or product seizure, among other penalties.

    DEPENDENCE ON MANAGEMENT AND CONSULTANTS. The Company depends to a large extent upon the abilities and continued participation of its current directors, executive officers and consultants. The loss of any of these people could have a serious adverse effect upon the Company's business. The Company may not be able to attract and retain key personnel with the skills and expertise necessary to manage its business. The Company does not have key-man life insurance on the lives of any of its personnel. Competition for management and scientific staff in the biotechnology, biomedical and health care fields is intense. The Company may not be able to continue to employ personnel and consultants with sufficient expertise to satisfy the Company's needs.

    PRODUCT LIABILITY. The Company could be subject to claims for personal injuries or other damages resulting from its products. The Company carries general liability insurance, including products liability insurance with an aggregate limit of $2,000,000. While there have been no product liability claims against the Company, any claims for amounts exceeding its insurance coverage that were successful or protracted could have a material adverse effect on the Company. The Company's insurance may not adequately protect the Company against all such liabilities. The Company's insurance does not cover actions brought in countries other than the United States. The Company's current product is not intended for internal use and therefore the Company does not consider claims relating to toxic shock syndrome to be a risk to the Company. However, the Company cannot guarantee that the product will not be used internally by persons misusing the product. Toxic shock syndrome is excluded from the Company's insurance policy.

ITEM 7. FINANCIAL STATEMENTS

    Financial Statements are listed under Item 13 of the Annual Report and begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS
       The Company's executive officers, directors and consultants are:


       NAME                            AGE                         POSITION
       ----                            ---                         --------
       James E. Reinmuth, Ph.D.         56      Chairman, Chief Executive Officer
                                                and Director

       William H. Fleming, Ph.D.        50      President, Chief Operating Officer,
                                                Secretary and Director

       Carol A. Scott, Ph.D.            47      Director

       RoseAnna Sevcik                  33      Director

       James R. Wilson                  47      Director and Treasurer

       Robert L. Buck, Ph.D.            45      Vice President Chief Technical Officer

       Peter Burke                      52      Financial Consultant

       Paul Mueggler, Ph.D.             47      Clinical Consultant


    In September 1996, John F. Perry voluntarily and without disagreement officially resigned as Chairman of the Board and Chief Executive Officer of the Company. The Board immediately appointed James E. Reinmuth as his replacement to the position of Chairman of the Board and Chief Executive Officer. In September 1996, the Board also elected James R. Wilson as a new member of the Board to fill an existing vacancy. Mr. Wilson was elected Treasurer of the Company during the same meeting. Effective February 28, 1997, John F. Perry voluntarily and without disagreement resigned as a member of the Board. His employment with the Company was terminated effective February 28, 1997.

    JAMES E. REINMUTH, Ph.D. has served as Chairman and Chief Executive Officer of the Company since September 1996. Since May 1995, Mr. Reinmuth has served as a director of the Company, and from May 1995 to September 1996, he served as Treasurer of the Company. Since July 1994, Mr. Reinmuth has served as the Charles H. Lundquist Distinguished Professor of Business at the University of Oregon. From June 1976 until July 1994, Mr. Reinmuth served as Dean of the College of Business at the University of Oregon. Since 1988, Mr. Reinmuth has also served in several administrative positions within the University of Oregon.

    Mr. Reinmuth also serves as president and chief executive officer of Fuji Advanced Filtration, an industrial filter manufacturer. Mr. Reinmuth serves as a director with the following companies: Antivirals, Inc., a pharmaceutical company; W.E. Simon and Sons

Asia Ltd., a merchant bank in Hong Kong; Asia Capital Ltd., an investment bank in Sri Lanka and Capital Consultants, Inc., an investment firm.

    WILLIAM H. FLEMING, Ph.D. has served as the President, Chief Operating Officer and Secretary of the Company since February 1994. He was president, chief operating officer and a director of ProFem from July 1993 until its merger with the Company in June 1994. From April 1992 to July 1993, Mr. Fleming served as an associate with Sovereign Ventures, a healthcare consulting firm; concurrently he served as director of corporate development of AntiVirals, Inc., a biotechnology company involved in antisense technology. From September 1987 to April 1992, Mr. Fleming served as director of marketing, new business and director of manufacturing for Epitope, Inc., an Oregon-based biotechnology company. From June 1980 to December 1987, Mr. Fleming was president, CEO and founder of Life Science Instrumentation, Inc., a developer and manufacturer of cardiovascular devices.

    ROSEANNA SEVCIK has served as a director of the Company since May 1995. Ms. Sevcik has served as vice president/senior portfolio manager of Penn Mutual, a life insurance company, since May 1996. From February 1993 to March 1996, Ms. Sevcik served as vice president/senior portfolio manager and as a director on the pension plans board of the Life Insurance Company of the Southwest. From February 1990 to February 1993, Ms. Sevcik served as senior portfolio manager/securities analyst at Securities Management and Research, an investment management services company.

    CAROL A. SCOTT, PH.D. has served as a director of the Company since February 1995. Dr. Scott has served as Chairman of the Faculty, Department (School) of Management, at UCLA since 1990 and has been a professor at UCLA since 1977. Dr. Scott is a frequent author and lecturer and has served on the Editorial Board of the Journal of Consumer Research since 1980.

    JAMES R. WILSON has served as a director of the Company since September 1996. Mr. Wilson has served as general manager of Century Building Products, Inc., a manufacturing company since August 1995. From January 1985 to August 1995, Mr. Wilson served as sales manager and corporate treasurer in various divisions of Speed Cut, Inc., a manufacturing company. From June 1982 to January 1995, Mr. Wilson served as principal for Rubicon Asset Management Corporation, an investment analysis company. Mr. Wilson has been a licensed real estate agent since 1982.

    ROBERT L. BUCK, PH.D. has served as Vice President Chief Technical Officer of the Company since January 1994. Dr. Buck is a Major in the U.S. Army Reserves and serves as a company commander in the 104th Training Division. From August 1992 to January 1994, Dr. Buck served as vice president of Research and Development for CELx, a subsidiary of IMRE Corporation, a cancer diagnostic company. From April 1986 to August 1992, he served as director of research and development for International BioClinical, a medical diagnostic company and from April 1984 to April 1986, he served as vice president of research and development for Modern Diagnostics, a medical diagnostic company. Dr. Buck has been involved in the development of over 40 diagnostic products that have been introduced into the market, and has published several manuscripts in medical and scientific journals.

    PETER BURKE, a Certified Management Consultant, was hired as a financial consultant for the Company in December 1996. In 1987, Mr. Burke formed New England Management Company (NEMCO), a management consulting firm which specializes in strategic planning, operations, marketing and finance. Concurrently, from April 1986 to August 1990, Mr. Burke served as executive vice president and chief financial officer for Northwest Pipe & Casing Company, a manufacturing company. From July 1982 to September 1996, Mr. Burke served as chief executive officer and chief financial officer for Shaw Surgical Company, a medical supply distribution company.

    PAUL MUEGGLER, PH.D. was hired as a Clinical Diagnostics consultant in February 1997. Dr. Mueggler has postdoctoral training in Clinical Chemistry/Toxicology, a board-certified program. Dr. Mueggler has extensive experience in clinical diagnostics. From July 1992 to July 1996, Dr. Mueggler served as director of technical and clinical operations for OXIS International, Inc. From 1977 to 1996, he has served in various departments at Oregon Health Sciences University, Portland, Oregon. Dr. Mueggler has also published several manuscripts in medical, physiology and scientific journals.

    Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified; officers hold office at the discretion of the Board. Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors. In the past, certain directors have received options or warrants to purchase shares of the Company's common stock in consideration for their services.

    At a December 1996 Board meeting, the Company created a Pricing Committee of the Board of Directors comprised of William H. Fleming, James E. Reinmuth and James R. Wilson. The Pricing Committee will have the authority to consider and approve proposals for certain equity investments in the Company.

    In March 1997, the Company formed a Medical Advisory Panel. This panel currently consists of six members, two of whom are employees of the Company. The outside members are all prominent Ph.D.'s and M.D.'s specializing in public and/or women's health. This advisory Board is expected to provide guidance to the Company on clinical validations for its planned products.

ITEM 10: EXECUTIVE COMPENSATION

    COMPENSATION SUMMARY

    The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and any other corporate officers who received in excess of $100,000 in compensation (the "Named Executive Officers") for each of the fiscal years ended December 31, 1996, 1995 and 1994.

SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                                          ANNUAL COMPENSATION            COMPENSATION
                                                                       ---------------------------   -----------------------
                                                                                      OTHER ANNUAL          SECURITIES
       NAME AND PRINCIPAL                                               SALARY     COMPENSATION          UNDERLYING
          POSITION                                        YEAR           ($)           ($)           OPTIONS/WARRANTS (#)
       ------------------                                ------       ---------  ---------------  -----------------------
John F. Perry (1)............................             1996         145,000            --                     --
  Chief Executive Officer                                 1995         145,000        10,000                     --
                                                          1994         119,983         3,000                150,000

James E. Reinmuth (2)........................             1996           7,500            --                250,000
  Chief Executive Officer                                 1995              --            --                 50,000
                                                                            --
William H. Fleming...........................             1996         115,000            --                     --
  President, COO, Secretary and Director                  1995         115,000            --                     --
                                                          1994         102,775         5,904                150,000

------------------------

(1) John F. Perry voluntarily resigned as Chief Executive Officer of the Company in September 1996. Mr. Perry served as Chief Executive Officer from February 1994 to September 1996.

(2) Mr. Reinmuth has served as Chief Executive Officer of the Company since September 1996.

OPTION GRANTS

    No Named Executive Officers were granted options during the fiscal year ended December 31, 1996.

EXERCISE OF STOCK OPTIONS AND YEAR-END OPTION/WARRANT VALUES

    The following table sets forth certain information regarding options and warrants of the Named Executive Officers outstanding as of December 31, 1996.


                                              AGGREGATED OPTION EXERCISES IN 1996
                                               AND YEAR-END OPTION/WARRANT VALUES

                                                                       NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                          VALUE        OPTIONS/WARRANTS AT          OPTIONS/WARRANTS AT
                                                        REALIZED        DECEMBER 31, 1996          DECEMBER 31, 1996(5)
                                  SHARES ACQUIRED ON       (1)      --------------------------  ---------------------------
NAME                                 EXERCISE (#)          ($)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------------------  -------------------  -----------  -----------  -------------  ------------  -------------
John F. Perry...................              --               --   729,640 (2)    37,500 (2)   $  2,433,074             0
James E. Reinmuth...............              --               --   275,000 (3)    25,000 (3)   $     23,313   $    23,313
William H. Fleming..............          40,000        $ 176,450   669,640 (4)    37,500 (4)   $  2,196,524             0


------------------------

(1) Calculated based on the difference between the option exercise price and the closing price of the common stock on June 7, 1996 ($5.25 per share) and December 23, 1996 ($3.8125).

(2) Of the 729,640 exercisable options, 617,140 option shares were exercisable pursuant to incentive stock options at an exercise price of $.12 per share and 112,500 option shares were exercisable pursuant to incentive stock options at an exercise price of $5.13 per share. Of the 37,500 unexercisable option shares, all such shares will be exercisable pursuant to incentive stock options at $5.13 per share.

(3) Of the 275,000 exercisable options/warrants, 25,000 option shares were exercisable pursuant to nonqualified stock options at an exercise price of $3.13 per share and 250,000 shares were exercisable pursuant to warrants to purchase common stock issued to Mr. Reinmuth June 1996, at an exercise price of $5.00 per share. Of the 25,000 unexercisable option shares, all such shares will be exercisable pursuant to nonqualified stock options at an exercise price of $3.13 per share.

(4) Of the 669,640 exercisable options, 557,140 option shares were exercisable pursuant to incentive stock options at an exercise price of $.12 per share and 112,500 option shares were exercisable pursuant to incentive stock options at an exercise price of $5.13 per share. Of the 37,500 unexercisable option shares, all such shares will be exercisable pursuant to incentive stock options at $5.13 per share.

(5) Based on the fair market value of the common stock of $4.0625 per share at December 31, 1996.

EMPLOYMENT AGREEMENTS

    The Company's predecessor entered into an employment agreement with William H. Fleming on July 5, 1993, as amended December 31, 1996 (the "Fleming Employment Agreement"). The term of the Fleming Employment Agreement expires June 30, 1998. The Company may terminate Mr. Fleming's employment with or without cause. In the event of termination of employment by the Company, pursuant to the terms of the Fleming Employment Agreement, Mr. Fleming will be entitled to receive his annual base salary until the end of the term of this agreement. Mr. Fleming may terminate employment with the Company upon one month's written notice. The Fleming Employment Agreement also contains language requiring Mr. Fleming to keep certain information of the Company confidential.

    The Company's predecessor entered into an employment agreement with John
F. Perry on July 5, 1993, as amended September 6, 1996 (the "Perry Employment Agreement"). The terms of the Perry Employment Agreement are substantially identical to the Fleming Employment Agreement except for the starting base salary. Mr. Perry's employment was terminated February 28,

1997. Pursuant to the terms of the Perry Employment Agreement, Mr. Perry will continue to receive his annual base salary until June 1998.

    The Company entered into an employment agreement with James E. Reinmuth dated effective September 6, 1996 (the "Reinmuth Employment Agreement") with respect to Mr. Reinmuth's services as Chairman of the Company's Board and Chief Executive Officer. The Reinmuth Employment Agreement provides for a salary of $2,500 per month. The Reinmuth Employment Agreement terminates on (i) 30 days prior notice by either party, (ii) sale, transfer or disposition of all or substantially all of the assets of the Company, (iii) Mr. Reinmuth's failure to comply with the Board's directions, (iv) commission of fraud Mr. Reinmuth with respect to his duties to the Company, (iv) failure or refusal by Mr. Reinmuth to perform any provision of the Reinmuth Employment Agreement, (iv) Mr. Reinmuth's permanent disability or (vii) Mr. Reinmuth's death.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers, directors and persons who own more than 10 percent of the common stock file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of common stock and other equity securities of the Company on Form 4. Officers, directors, and greater than 10 percent shareholders of the Company are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on reviews of such reports furnished to the Company and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 1996.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership as of March 14, 1997 of the Company's common stock by (i) each beneficial owner of more than 5 percent of the common stock, (ii) the Named Executive Officers, (iii) each director and director nominee of the Company and
(iv) all directors and executive officers as a group. Each person named in the table has sole investment and voting power with respect to the shares set forth opposite his or her name, except as otherwise noted.

                                                                      AMOUNT AND
                                            NAME AND                  NATURE OF
                                      ADDRESS OF BENEFICIAL           BENEFICIAL
TITLE OF CLASS                                OWNER                 OWNERSHIP (1)     PERCENT OF CLASS OUTSTANDING
-------------------------------  -------------------------------  ------------------  -----------------------------
Common Stock $0.01 par value     William H. Fleming                 788,925(2)                  7.0%
                                 10180 SW Nimbus Ave.,
                                 Suite J-5
                                 Portland, OR 97223

                                 John F. Perry                      848,210(3)                  7.4%
                                 2451 S. Ponte Vedra Blvd.
                                 Ponte Vedra, FL 32082

                                 James E. Reinmuth
                                 5171 Solar Heights Drive
                                 Eugene, OR 97405                   487,000(4)                  4.4%

                                 Carol A. Scott                      10,000(5)                    *
                                 1834 Park Blvd.
                                 Palo Alto, CA 94306

                                 RoseAnna Sevcik                     25,000(6)                    *
                                 1736 Aidenn Lair.
                                 Dresher, PA 19025

                                 James R. Wilson                    325,928(7)                  3.0%
                                 3198 Powder River Drive
                                 Eugene, OR 97408

                                 Robert L. Buck                     225,000(8)                  2.1%
                                 10180 SW Nimbus Ave.,
                                 Suite J-5
                                 Portland, OR 97223

                                 Capital Consultants, Inc.         3,660,021(9)                 34.2%
                                 2300 SW First Avenue,
                                 Suite 200
                                 Portland, OR 97201

                                 Cort MacKenzie Securities, Inc.   1,307,835(10)                 11.0%
                                 5335 SW Meadows Road,
                                 Suite 270
                                 Lake Oswego, OR 97035


                                 Sovereign Ventures, LLC            762,135(11)                  7.1%
                                 One SW Columbia, Suite 1105
                                 Portland, OR 97258

                                 All directors and officers as a
                                 group (6 persons)                 1,861,853(12)                 15.3%

------------------------

*   Less than 1%.

                                       6
(1) "Beneficial Ownership" is defined pursuant to Rule 13d-3 of the Exchange Act, and generally means any person who directly or indirectly has or shares voting or investment power with respect to a security. A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days, including, but not limited to, any right to acquire such security through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to such options or warrants shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2) Includes 669,640 shares subject to option exercisable within 60 days after March 14, 1997 and shares beneficially owned by various members of William
    H. Fleming's family including 10,000 owned by his son, 10,000 owned by his daughter and 1,000 owned by his father. Mr. Fleming disclaims the beneficial ownership of the shares held by his son, daughter and father.

(3) Includes 729,640 shares subject to options exercisable within 60 days after March 14, 1997.

(4) Includes 25,000 shares subject to options exercisable within 60 days after March 14, 1997, 410,000 shares issuable within 60 days after March 14, 1997 upon the exercise of warrants to purchase common stock and 5,000 shares owned by James E. Reinmuth's brother. Mr. Reinmuth disclaims beneficial ownership of the shares held by his brother.

(5) Includes 10,000 shares subject to options exercisable within 60 days after March 14, 1997.

(6) Includes 25,000 shares subject to options exercisable within 60 days after March 14, 1997.

(7) Includes 12,500 shares subject to options exercisable within 60 days after March 14, 1997 and 160,000 shares issuable within 60 days after March 14, 1997 upon exercise of a warrant to purchase common stock.

(8) Includes 225,000 shares subject to options exercisable within 60 days after March 14, 1997.

(9) Includes 50,000 shares issuable within 60 days after March 14, 1997 upon exercise of a warrant to purchase common stock and all shares with respect to which Capital Consultants, Inc. acts as an agent.

(10) Includes 646,000 shares issuable after March 14, 1997 upon exercise of warrants to purchase common stock, 308,750 shares and 270,000 shares issuable after March 14, 1997 upon exercise of warrants held by Cort MacKenzie & Thomas, Inc. and Thomas C. Stewart, respectively, to purchase common stock.

(11) Sovereign Ventures, L.L.C. is an Oregon limited liability company. Dennis
    R. Burger and Michael C. Hubbard, who were both directors of the Company until February 1995, each owns a 50% interest in Sovereign. Mr. Hubbard beneficially owns an additional 150,000 shares. Yamhill Valley Vineyards, which is owned by Mr. Burger and his wife, beneficially owns an additional 75,000 shares.

(12) Includes 742,140 shares subject to options exercisable within 60 days after March 14, 1997 and 795,000 shares issuable within 60 days after March 14, 1997 upon exercises of warrants to purchase common stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Under a license agreement for the Company's Padette, the Company is obligated to pay a royalty of 3% to 5% to Dr. Shalom Hirschman, a developer of the Padette and a stockholder of the Company, on sales of the Padette, until the expiration of his patents, at various dates through February 1998. The royalty percentage decreases as sales increase. All royalty fees payable will be calculated as component of the cost to manufacture the Padette interlabial pads and thus reflected in the product's pricing.


ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    See Exhibit Index.

    (b) Reports on Form 8-K filed during Last Quarter of Fiscal Year.

        None.

                        ATHENA MEDICAL CORPORATION

                      (dba A-FEM MEDICAL CORPORATION)

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

    ATHENA Medical Corporation (dba AFEM Medical Corporation):

    We have audited the accompanying balance sheets of ATHENA Medical Corporation (dba AFEM Medical Corporation) (a Nevada corporation) as of
December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATHENA Medical Corporation (dba AFEM Medical Corporation) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

    Portland, Oregon

     March 3, 1997

                               ATHENA MEDICAL CORPORATION
                             (dba AFEM Medical Corporation)

                                    BALANCE SHEETS AS

                              OF DECEMBER 31, 1996 AND 1995


                                                                        1996          1995
                                                                    ------------  ------------
                                            ASSETS

CURRENT ASSETS:
Cash and cash equivalents.........................................  $    671,495  $  2,464,041
Restricted cash (Note 1)..........................................       159,375       --
Accounts receivable...............................................        30,772         2,065
Inventories (Note 3)..............................................       190,818       159,620
Prepaid expenses and other........................................       155,941       258,489
                                                                    ------------  ------------
Total current assets..............................................     1,208,401     2,884,215
EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS (Note 4)..........       857,159       544,279
Less- Accumulated depreciation and amortization...................      (236,937)      (95,726)
                                                                    ------------  ------------
                                                                         620,222       448,553
PATENTS AND LICENSES, net.........................................        28,891        19,529
LOANS RECEIVABLE--Officers and directors..........................       124,093       116,760
                                                                    ------------  ------------
Total assets......................................................  $  1,981,607  $  3,469,057
                                                                    ------------  ------------
                                                                    ------------  ------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable..................................................  $    249,472  $    196,547
Current portion--capital lease obligations........................       178,433       --
(Note 5)
Accrued expenses..................................................        56,221        70,000
Accrued salaries and wages........................................       292,493        15,720
Accrued settlement for litigation (Note 8)........................       240,000       --
                                                                    ------------  ------------
Total current liabilities.........................................     1,016,619       282,267
LONG-TERM PORTION--CAPITAL LEASE OBLIGATIONS......................       195,612       --
(Note 5)
                                                                    ------------  ------------
Total liabilities.................................................     1,212,231       282,267
COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)
STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value; authorized 33,000,000 shares; issued
  10,127,914 shares and 8,948,243 shares at December 31, 1996 and
  1995, respectively..............................................       101,279        89,482
Additional paid-in capital........................................    10,403,611     8,499,708
Accumulated deficit...............................................    (9,735,514)   (5,402,400)
                                                                    ------------  ------------
Total stockholders' equity........................................       769,376     3,186,790
                                                                    ------------  ------------
Total liabilities and stockholders' equity........................  $  1,981,607  $  3,469,057
                                                                    ------------  ------------
                                                                    ------------  ------------

      The accompanying notes are an integral part of these balance sheets.

                               ATHENA MEDICAL CORPORATION
                             (dba AFEM Medical Corporation)

                                STATEMENTS OF OPERATIONS

                       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                      1996           1995
                                                                  -------------  -------------
REVENUES:
Sales, net of discounts.........................................  $     192,682  $      51,076
                                                                  -------------  -------------
Net sales.......................................................        192,682         51,076
COST OF SALES:
Cost of goods sold..............................................         72,480         40,520
                                                                  -------------  -------------
Cost of goods sold..............................................         72,480         40,520
                                                                  -------------  -------------
Gross margin....................................................        120,202         10,556
GENERAL AND ADMINISTRATIVE EXPENSES.............................     (4,464,604)    (4,145,840)
                                                                  -------------  -------------
Operating loss..................................................     (4,344,402)    (4,135,284)
                                                                  -------------  -------------
OTHER INCOME (EXPENSE):
Interest income.................................................         47,595        182,266
Interest expense................................................        (38,893)      (266,467)
Miscellaneous income............................................          2,586         23,376
                                                                  -------------  -------------
                                                                         11,288        (60,825)
                                                                  -------------  -------------
Net loss........................................................  $  (4,333,114) $  (4,196,109)
                                                                  -------------  -------------
                                                                  -------------  -------------
NET LOSS PER SHARE..............................................  $        (.47) $        (.52)
                                                                  -------------  -------------
                                                                  -------------  -------------
WEIGHTED AVERAGE SHARES OUTSTANDING.............................      9,183,085      8,012,632
                                                                  -------------  -------------
                                                                  -------------  -------------

        The accompanying notes are an integral part of these statements.

                                    ATHENA MEDICAL CORPORATION
                                  (dba AFEM Medical Corporation)

                             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  COMMON STOCK         ADDITIONAL                      TOTAL
                                            ------------------------     PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                               SHARES       AMOUNT       CAPITAL        DEFICIT        EQUITY
                                            ------------  ----------  -------------  -------------  ------------
BALANCE, December 31, 1994................     6,914,743  $   69,147  $   3,587,415  $  (1,206,291)  $2,450,271
 Common Stock issued on options exercised
  for cash, $0.12 per share...............        20,000         200          2,200       --              2,400
 Common Stock issued on options exercised
  for cash, $1.75 per share...............        13,500         135         23,490       --             23,625
 Common Stock issued on conversion of
  debentures, $2.00 per share.............     2,000,000      20,000      3,980,000       --          4,000,000
 Options and warrants issued in exchange
  for services............................       --           --            906,603       --            906,603
 Net loss.................................       --           --           --           (4,196,109)  (4,196,109)
                                            ------------  ----------  -------------  -------------  ------------
BALANCE, December 31, 1995................     8,948,243      89,482      8,499,708     (5,402,400)   3,186,790
 Common stock issued on options exercised
  for cash, $0.12 per share...............        40,000         400          4,400       --              4,800
 Common stock issued on warrants exercised
  for cash, $1.00 per share...............       256,650       2,567        254,083       --            256,650
 Common stock issued on warrants exercised
  for cash, $1.25 per share...............        10,000         100         12,400       --             12,500
 Common stock issued for cash, $1.92 per
  share, net of financing costs...........       638,021       6,380      1,202,719       --          1,209,099
 Common stock issued for cash, $2.00 per
  share, net of financing costs...........       235,000       2,350        430,301       --            432,651
 Net loss.................................       --           --           --           (4,333,114)  (4,333,114)
                                            ------------  ----------  -------------  -------------  ------------
BALANCE, December 31, 1996................    10,127,914  $  101,279  $  10,403,611  $  (9,735,514)  $  769,376
                                            ------------  ----------  -------------  -------------  ------------
                                            ------------  ----------  -------------  -------------  ------------

        The accompanying notes are an integral part of these statements.

                             ATHENA MEDICAL CORPORATION

                          (dba AFEM Medical Corporation)

                             STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                      1996           1995
                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................  $  (4,333,114) $  (4,196,109)
Adjustments to reconcile net loss to net cash flows used in
operating activities-
 Depreciation and amortization..................................        146,351         90,885
 Amortization of deferred financing fee.........................       --              200,000
 Loss on disposal of assets.....................................       --                9,300
 Net loss on sales of securities................................       --               27,563
 Services received for options and warrants issued..............       --              906,603
 Changes in operating assets and liabilities:
  Restricted Cash...............................................       (159,375)      --
  Accounts receivable...........................................        (28,707)        (2,065)
  Inventories...................................................        (31,198)      (115,532)
  Prepaid expenses and other....................................        102,548       (233,008)
  Accounts payable..............................................         52,925         12,103
  Accrued salaries and wages....................................        276,773        (30,338)
  Accrued expenses..............................................        (13,779)        70,000
  Accrued settlement for litigation.............................        240,000           --
                                                                  -------------  -------------
    Net cash used in operating activities.......................     (3,747,576)    (3,260,598)
                                                                  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, furniture and leasehold improvements...       (312,880)      (382,761)
 Other assets...................................................        (14,502)        62,849
                                                                  -------------  -------------
    Net cash used in investing activities.......................       (327,382)      (319,912)
                                                                  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from convertible debentures and notes.................       --            1,996,700
 Additions to notes receivable, net of repayments...............         (7,333)         3,240
 Net proceeds from sale of Common Stock.........................      1,915,700        126,025
 Net proceeds from capital lease obligations, net of
  repayments....................................................        374,045       --
                                                                  -------------  -------------
    Net cash provided by financing activities...................      2,282,412      2,125,965
                                                                  -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......................     (1,792,546)    (1,454,545)

CASH AND CASH EQUIVALENTS, beginning of period..................      2,464,041      3,918,586
                                                                  -------------  -------------
CASH AND CASH EQUIVALENTS, end of period........................  $     671,495  $   2,464,041
                                                                  -------------  -------------
                                                                  -------------  -------------

        The accompanying notes are an integral part of these statements.

                           ATHENA MEDICAL CORPORATION
                         (dba AFEM Medical Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                            DECEMBER 31, 1996 AND 1995

1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    ATHENA Medical Corporation (dba AFEM Medical Corporation) (the Company) is engaged in the development of health care products for women and has, as its initial revenue-producing product, the PadetteTM interlabial pad (the PadetteTM) which was designed to provide a safe, comfortable and convenient alternative to existing feminine protection products. The Company received Food and Drug Administration (FDA) clearance to market the PadetteTM in 1989 under a 510(k) application. The Company holds an exclusive worldwide license to the initial U.S. and foreign patents covering the PadetteTM and has additional patents of its own on the PadetteTM. The Company introduced a second revenue-generating product in 1996, the Affirm, a rapid one-step Pregnancy Test. This product is available domestically and internationally for over-the-counter and professional markets. Concurrently, the Company is engaged in expanding its diagnostic research and development activities aimed at the commercialization of other health care products for women.

    During 1994, the Company entered into an agreement with a group of private investors for the sale of units comprised of the Company's Common Stock and convertible debentures totaling $6 million. As of December 31, 1994, the Company had received $4 million as a result of this transaction. The balance of $2 million was received in April 1995 (see Note 9).

    The Company has experienced significant operating losses during the years ended December 31, 1996 and 1995 and has continued to incur losses into the first quarter of 1997. Further, the Company has not generated significant revenues from product sales, nor is there any assurance of future significant revenues. The Company contemplates that significant ongoing expenditures will be necessary to successfully implement its business plan, including developing, manufacturing and marketing its proprietary products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investment in its Common Stock of approximately $9.0 million through December 31, 1996; however, there can be no assurance that the Company's efforts to raise additional funding or enter into a business alliance will be successful. If the Company is unable to obtain adequate additional financing, enter into such business alliance or generate sufficient profitable sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations.

    FAIR VALUE

    The carrying value of financial instruments approximates fair value, unless otherwise disclosed.

    CASH AND CASH EQUIVALENTS

    The Company considers all instruments with maturities of three months or less when purchased to be cash equivalents.

    RESTRICTED CASH

    Restricted cash represents cash required to satisfy the Company's contract obligation for salary and related benefits associated with the hiring of the Director of Sales and Marketing.

    CONCENTRATION OF RISK

    The Company currently purchases certain raw materials from a single supplier. Management believes that other suppliers could supply these products, but there is no assurance that such a change in supplier would not adversely impact the terms currently received by the Company

    INVENTORIES

    Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value.

    PROPERTY, EQUIPMENT AND FURNITURE

    Property, equipment and furniture are recorded at cost, except for assets acquired in the acquisition noted above which are recorded at estimated fair value, and depreciated on a straight-line basis over useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lives of the related leases. Maintenance and repair costs are expensed as incurred; renewals and betterments are capitalized.

    RESEARCH AND DEVELOPMENT COSTS

    Included in General and Administrative expenses are $249,612 and $228,435 of research and development expenses in 1996 and 1995, respectively.

    PATENTS AND LICENSES

    Patent costs are capitalized and amortized by the straight-line method over a 17-year period beginning with the date the patent is granted. Costs are amortized over the remaining useful lives ranging from 1 to 11 years. Licenses are recorded at cost.

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

    PER SHARE DATA

    Net loss per share is based on the weighted average shares outstanding during each period. Stock options, warrants and convertible debentures have not been included in the calculation of weighted average shares outstanding because their effect would be antidilutive.

    SUPPLEMENTAL CASH FLOW DISCLOSURE

    Total cash paid for interest costs was $38,761 and $66,467 for the years ended December 31, 1996 and 1995, respectively.

    As described in Note 9, in June 1995, $4 million of convertible debentures were converted to common stock.

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

2. RELATED PARTY TRANSACTIONS:

    Under terms of a licensing agreement, the Company assumed an obligation to pay royalties to an investor (who is a noncontrolling stockholder) based on varying percentages of up to 5 percent of net sales of the PadetteTM through February 1998.

    On July 1, 1994, the Company entered into a three-year agreement with Sovereign Ventures, LLC (Sovereign), an Oregon limited liability corporation which is owned by two persons who were directors of the Company at the date of the agreement. Both individuals voluntarily resigned from the Board of Directors during 1995. The agreement called for Sovereign to provide assistance with strategic and operational planning, market development, financing arrangements and other consulting services. Under terms of the agreement, compensation for those services totaled $352,000. The costs of services provided under the agreement were expensed as the services were provided. Expenses incurred under the agreement totaled $252,000 during 1995. The Company has no further obligations under the agreement.

3. INVENTORIES:

    Inventories consisted of the following components at December 31:

                                                                           1996        1995
                                                                         ----------  ----------
Raw materials.........................................................  $    46,422  $  134,741
Work-in-process.......................................................      118,271       7,781
Finished goods........................................................       26,125      17,098
                                                                         ----------  ----------
                                                                        $   190,818  $  159,620
                                                                          ----------  ----------
                                                                          ----------  ----------

4. EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

                                                                           1996        1995
                                                                        ----------  ----------
Equipment.............................................................  $  722,916  $  452,363
Furniture and fixtures................................................      30,469      18,705
Leasehold improvements................................................     103,774      73,211
                                                                        ----------  ----------
                                                                           857,159     544,279
Less- Accumulated depreciation and amortization.......................    (236,937)    (95,726)
                                                                        ----------  ----------
Net equipment, furniture and leasehold improvements...................  $  620,222  $  448,553
                                                                        ----------  ----------
                                                                        ----------  ----------

    Included in the above table are amounts relating to assets utilized under capital leases which had a net book value of $452,420 at December 31, 1996.

5. OBLIGATIONS UNDER CAPITAL LEASES:

    Certain collateralized equipment is leased by the Company, which obligations are reflected by the secured leases as noted below. These leases are used for the research and development of new products and for the manufacturing and production of the PadetteTM.

    Capital lease obligations consist of the following at December 31, 1996:

            Secured lease at 13.33%, due 1998    $  62,880
            Secured lease at 9.75%, due 1998         9,058
            Secured lease at 13.57%, due 1999      107,197
            Secured lease at 14.73%, due 1999       42,566
            Secured lease at 18.09%, due 1999      152,344
                                                 ---------
                                                   374,045
Less- Current maturities                          (178,433)
                                                 ---------
Total capital lease obligations                  $ 195,612
                                                 ---------
                                                 ---------

    Principal payment requirements on capital lease obligations for the years ended December 31, are as follows:

                  1997.....  $ 178,433
                  1998.....    142,009
                  1999.....     53,603
                             ---------
                             $ 374,045
                             ---------
                             ---------

6. COMMON STOCK OPTIONS AND WARRANTS:

    During 1994, the Company adopted the 1994 Incentive and Non-Qualified Stock Option Plan (the Incentive Plan), under which 3,300,000 shares of Common Stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Incentive Plan. The Incentive Plan provides for administration by a Committee comprised of not less than two members of the Company's Board of Directors. Such Committee (or the Board of Directors in its absence) determines the number of shares, option price, duration and other terms of the options granted under the Incentive Plan. Qualified options are available for issuance to employees of the Company. Nonqualified options are available for issuance to consultants, advisors and others having a relationship with the Company, on terms as determined by the Committee.

COMMON STOCK OPTIONS

                                                                                         WEIGHTED AVERAGE
                                                                         SHARES SUBJECT   EXERCISE PRICE
                                                                           TO OPTIONS       PER SHARE
                                                                         --------------  ----------------
     Balance at December 31, 1994............................            1,984,030    $    1.32
      Options granted........................................              306,000         3.08
      Options exercised......................................              (33,500)        0.78
      Options canceled.......................................             (120,000)        1.75
                                                                         --------------  ---------
     Balance at December 31, 1995............................            2,136,530         1.67
      Options granted........................................              175,000         3.96
      Options exercised......................................              (40,000)         .12
      Options canceled.......................................              (28,500)        2.48
                                                                         --------------  ---------
     Balance at December 31, 1996............................             2,243,030    $    1.77
                                                                         --------------  ---------
                                                                         --------------  ---------

    Of the outstanding options at December 31, 1996 and 1995, 2,030,280 and 1,973,780, respectively, were qualified stock options and 212,750 and 162,750, respectively, were nonqualified stock options. The options are exercisable for shares of the Company's Common Stock. Outstanding options and rights expire on various dates through November 2006. The number of shares available for grant under the Incentive Plan was 983,470 at December 31, 1996.

                              QUALIFIED STOCK OPTIONS

                                                                                WEIGHTED AVERAGE
                                                                    SHARES       EXERCISE PRICE
                                                                 UNDER OPTION      PER SHARE
                                                                 -------------  ----------------
Number exercisable at December 31, 1996                            1,712,280    $    1.25

Number exercisable thereafter                                        318,000    $    3.84

                            NONQUALIFIED STOCK OPTIONS

                                                                                         WEIGHTED AVERAGE
                                                                             SHARES       EXERCISE PRICE
                                                                          UNDER OPTION       PER SHARE
                                                                          -------------  -----------------
Number exercisable at December 31, 1996                                        75,250          $2.91

Number exercisable thereafter                                                 137,500          $2.86

    During 1995, compensation expense in the amount of $28,800 was recorded related to options granted for which the exercise price was less than the fair market value of the stock at the date of grant.


COMMON STOCK WARRANTS

    As of December 31, 1996, warrants for a total of 3,351,250 shares of Common Stock had been awarded. The warrants may be exercised for shares of the Company's Common Stock. During 1996, 266,650 warrants were exercised and 5,000 warrants were canceled. No warrants were exercised or canceled during 1995. The following summarizes outstanding warrants for shares of the Company's Common
Stock:

                                                                   SHARES    WEIGHTED AVERAGE
                                                                 SUBJECT TO   EXERCISE PRICE
                                                                  WARRANTS       PER SHARE
                                                                 ----------  -----------------
Balance at December 31, 1994...................................   2,305,750          $1.34
 Warrants granted..............................................     992,150           2.37
                                                                 ----------          -----
Balance at December 31, 1995...................................   3,297,900           1.65
 Warrants granted..............................................     325,000           4.45
 Warrants exercised............................................    (266,650)          1.01
 Warrants canceled.............................................      (5,000)          4.00
                                                                 ----------          -----
Balance at December 31, 1996...................................   3,351,250          $1.96
                                                                 ----------          -----
                                                                 ----------          -----
Number exercisable at December 31, 1996........................   3,307,916          $1.96
Number exercisable thereafter..................................      43,334           2.91

    The Company recorded expense in the amount of $877,803 during 1995 related to warrants issued for services rendered for which the exercise price was less than the fair market value of the stock at the date of grant.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

    During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

    The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Average risk-free interest rate............................................  6.37%      6.07%
Expected dividend yield....................................................     --         --
Expected lives.............................................................  6 years    6 years
Expected volatility........................................................  93.67%     95.91%

    Using the Black-Scholes methodology, the total value of options granted during 1996 and 1995 was $550,750 and $718,300, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1996 and 1995 was $3.96 per share and $3.08 per share, respectively. If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                                                    1996                          1995
                                                        ----------------------------  ----------------------------
                                                         AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                                                        -------------  -------------  -------------  -------------
Net loss..............................................  $  (4,333,114) $  (4,594,232) $  (4,196,109) $  (4,375,684)
Net loss per share....................................           (.47)          (.50)          (.52)          (.55)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts, SFAS 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

7. INCOME TAXES:

    As of December 31, 1996, the Company had federal net operating loss (NOL) carryforwards of approximately $7.8 million. If not applied against future taxable income, the federal NOL carryforwards will expire in the years 2001 through 2011. Changes in the Company's ownership have caused an annual limitation on the amount of carryforwards that can be utilized and start-up costs that can be amortized. As of December 31, 1996 and 1995, the Company had net deferred tax assets of approximately $2.9 million and $1.4 million, respectively, primarily resulting from deferred start-up costs and NOL carryforwards. In accordance with SFAS 109, at December 31, 1996 and 1995 a valuation allowance was recorded to reduce net deferred tax assets to zero.

8. COMMITMENTS AND CONTINGENCIES:

    EMPLOYMENT CONTRACT

    The Company has an employment contract with its President and COO, who is also a director of the Company. Under terms of the contract, as amended, the Company committed to pay an annual salary for the five-year period ending June 30, 1998. As of December 31, 1996, salary related to this contract totaled approximately $115,000 and, under terms of the contract, may be increased in the future.

    OPERATING LEASES

    As of March 1996, the Company relocated its corporate office and product development facilities to 7,100 square feet of leased space within the same business park as its former office. In addition, the Company leases its warehouse and manufacturing facilities in the same business park. Other leases have terms of one year or less. Future minimum lease payments for office, warehouse and manufacturing facilities at December 31, 1996 totaled $317,867 and are payable as follows:

                                    1997.....   $122,531
                                    1998.....    122,876
                                    1999.....     68,966
                                    2000.....      3,494

    Rent expense was $127,338 and $96,250 for the years ended December 31, 1996 and 1995, respectively.

    LITIGATION

    During 1995, the Company was named as a defendant in a civil action brought in the Circuit Court of Oregon for Washington County by Kassia International Incorporated (the Plaintiff). The complaint alleges that the Company breached its obligations to complete the purchase of the Plaintiff in the spring of 1995 and sought damages of up to $6 million under various theories. During 1996, through a conference settlement, between representatives of the parties, a tentative settlement agreement was reached. The Company agreed to pay certain expenses of Plaintiff of $90,000, of which $50,000 is expected to be covered by insurance, and to issue 100,000 shares of the Company's common stock as consideration for certain proprietary assets of the Plaintiff. The fair market value of the stock was $2.00 at the date of settlement.

9. FINANCING TRANSACTION:

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

    Terms and conditions of the debentures required monthly interest payments at the rate of 5% per annum.

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

10. SUBSEQUENT EVENTS:

    FINANCING COMMITMENT

    During the first quarter of 1997, in various transactions, the Company issued 530,000 shares of the Company's Common Stock in exchange for $1,060,000 in cash from a group of private investors. The financing is intended to assist in meeting the Company's operating needs while it pursues additional sources of financing.

    ISSUANCE OF WARRANTS AND TERMINATION OF OPTIONS

    During February 1997, the Company granted warrants for 50,000 shares of the Company's Common Stock to an investor in the Company. The warrants are exercisable at a price of $2.00 per share and expire in January 2002.

    Effective February 28, 1997, John F. Perry, the former Chief Executive Officer, voluntarily and without disagreement resigned as member of the Board and his employment with the Company was terminated. As a result of his resignation, 37,500 options held by Mr. Perry were surrendered and are available for future grant under the 1994 Incentive and Nonqualified stock option plan.

RELOCATION OF FLORIDA OPERATIONS

    Subsequent to December 31, 1996, the Company relocated the Florida operations to Oregon. The Company has reserved related expenses for contractual obligations associated with the Florida operations at December 31, 1996.

                                       SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ATHENA MEDICAL CORPORATION



                                         By: /s/ William H. Fleming
                                             ----------------------------
                                             William H. Fleming
                                             PRESIDENT, CHIEF OPERATING
                                             OFFICER, SECRETARY AND
                                             DIRECTOR

                                             DATE: March 31, 1997

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURE                        TITLE                              DATE
         -----------                      -------                            ------
    /s/ Kimberly L. Mick       Acting Chief Financial Officer              March 31, 1997
-----------------------------  (principal financial officer and
     Kimberly L. Mick           principal accounting officer)

    /s/ James E. Reinmuth        Chairman, Chief Executive                 March 31, 1997
 ----------------------------     Officer and Director
       James E. Reinmuth        (principal executive officer)


     /s/ William H. Fleming
 ----------------------------  President, Chief Operating                  March 31, 1997
      William H. Fleming       Officer, Secretary and  Director


    /s/ James R. Wilson
 ---------------------------       Director and Treasurer                  March 31, 1997
       James R. Wilson


  /s/ Carol A. Scott
 ---------------------------             Director                          March 31, 1997
    Carol A. Scott

    /s/ RoseAnna Sevcik
 ---------------------------             Director                          March 31, 1997
     RoseAnna Sevcik


                                           EXHIBIT INDEX
                                                FOR
                                     ATHENA MEDICAL CORPORATION
                                            FORM 10-KSB
                                      FOR THE FISCAL YEAR ENDED
                                          DECEMBER 31, 1996



    3.1(1)    Articles of Incorporation of Xtramedics, Inc. filed December 9, 1986. Certificate of Amendment filed October 9, 1987 and Certificate of Amendment filed June 7, 1994.

    3.2(1)    Bylaws of ATHENA Medical Corporation adopted June 24, 1994.

      3.3     Amendment to Bylaws effective May 18, 1995.

      3.4     Amendment to Bylaws effective February 27, 1996.

   10.1(2)    License Agreement dated April 30, 1986 between Shalom Z. Hirschman, M.D., and
              Marvin P. Loeb & Company.

   10.2(2)    Limited License & Option Agreement between Marvin Loeb & Company and the Company dated December 30, 1986.

  *10.3(4) Share Exchange Agreement among Xtramedics, Inc., Profem and ATHENA shareholders dated February 17, 1994.

  *10.4(4)    Assumption of Employment Agreement between the Company and John F. Perry dated
              February 17, 1994.

  *10.5(4)    Employment Agreement between Athena Medical Corporation (an
              Oregon Corporation) and John F. Perry dated as of July 1, 1993.

  *10.6(4)    Assumption of Employment Agreement between the Company and William H. Fleming dated
              February 17, 1994.

  *10.7(4)    Employment Agreement between Athena Medical Corporation (an
              Oregon Corporation) and William H. Fleming dated as of July 1, 1993.

     10.8     Amendment of Employment Contract between the Company and John F. Perry dated
              September 6, 1996.

     10.9     Amendment of Employment Contract between the Company and William H. Fleming dated
              December 31, 1996.



  10.10(3)    Business Park Lease between the Company, Petula Associates, Ltd. and Koll Portland
              Associates dated March 1, 1996.

  10.11(2)    Registration Rights Agreement between Athena Medical Corporation and Capital
              Consultants, Inc., dated December 29, 1994.

  10.12(3)    Registration Rights Agreement used for Mr. Waller, Esler, Stephens & Buckley and
              Lane, Powell, Spears Lubersky.

    10.13     Form of Registration Rights Agreement.

   *10.14     ATHENA Medical Corporation's 1994 Incentive and Non-Qualified Stock Option Plan
              dated as of June 7, 1994, as amended October 22, 1996.

   *10.15     Form of Incentive Stock Option Agreement.

   *10.16     Form of Non-Statutory Stock Option Agreement.

    10.17     Form of Purchase Warrant Certificate.

  10.18(3)    Distribution Agreement between the Company and Meix Corporation dba Chinese
              Business Services, dated December 30, 1995.

  10.19(3)    Commitment Letter between First Portland Leasing Corp. and the Company dated
              January 9, 1996.

  10.20(3)    Amendment of Agreement between the Company and Beijing Kang Mei Biological
              Products, Ltd. (a joint venture comprised of Cort MacKenzie & Thomas Inc., and
              Fang-Hai Science and Technology).

    10.21     Consultant Agreement between the Company and Paul Mueggler, Ph.D. dated February 3,
              1997.

    10.22     Consultant Agreement between the Company and Peter Burke dated December 16, 1996.

    10.23     Employment Agreement between the Company and Sarah P. Van Dyck dated May 28, 1996.

    10.24     Consultant Agreement between the Company and James R. Wilson dated as of December
              1, 1996.

   *10.25     Employment Agreement between the Company and James E. Reinmuth dated as of
              September 6, 1996.

    11.1      Statement Re: computation of per share earnings.

    27.1      Financial Data Schedule

------------------------

(1) Incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(2) Incorporated by reference from the exhibit filing to the Company's Registration Statement on Form S-2 (file no. 33-88230), filed with the SEC on January 5, 1995.

(3) Incorporated by reference from the exhibit filing to the Company's Registration Statement on Form S-2 (file no. 333-2053), filed with the SEC on March 29, 1996.

(4) Incorporated by reference from the exhibit filing to the Company's 10-QSB/A for the period ended March 31, 1994.

 *     Indicates management contract or compensation plan.