Form 10QSB
period 1997-03-31
ATHENA MEDICAL CORP
filed 1997-05-15
CIK 820608

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-QSB


                   X   Quarterly Report pursuant to Section 13 or 15(d)
                 ----- of the Securities Exchange Act of 1934

                       For the quarterly period ended March 31, 1997

                       Transition Report Under Section 13 or 15(d) of the
                 ----- Securities Exchange Act of 1934

                       For the transition period from     ______  to  ______


                           Commission File Number: 0-17119
                                                   -------

             ATHENA Medical Corporation (dba A-FEM Medical Corporation)
       -----------------------------------------------------------------------
          (Each name of small business issuer as specified in its charter)


             Nevada                                        33-0202574
 ---------------------------------               -----------------------------
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                       Identification No.)



                            10180 SW Nimbus Ave., Suite J5
                                  Portland, OR 97223
                     --------------------------------------------
                       (Address of principal executive offices)

                                    (503) 968-8800
                     --------------------------------------------
                             (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90   days.   Yes X      No
                                                                 ----      ----

 As of March 31, 1997, the issuer had outstanding 10,717,414 shares of its $.01 par value Common Stock.

   Transitional Small Business Disclosure Format:(Check one) Yes       No X
                                                                -----    ----

                       PART I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results to be expected for the entire year.

ITEM 1.  FINANCIAL STATEMENTS

                              ATHENA MEDICAL CORPORATION
                            dba A-FEM Medical Corporation
                                    BALANCE SHEETS
                                    as of March 31
                                     (unaudited)


                                                                        1997                  1996
                                                                   --------------        --------------
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                                       $  1,138,561           $ 1,220,043
   Restricted Cash                                                      133,127                  -
   Accounts Receivable, trade                                            11,966               150,415
   Inventory                                                            192,586               327,236
   Prepaids and Other                                                   168,012               398,196
                                                                   --------------         -------------
           Total Current Assets                                       1,644,252             2,095,890

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                            852,690               717,993
   Less: Accumulated Depreciation                                      (269,794)             (129,377)
                                                                   --------------         -------------
                                                                        582,896               588,616

PATENTS and LICENSES, net                                                32,452                49,440

LOANS RECEIVABLE - Officers and Directors                                56,098               118,490
                                                                   --------------         -------------
           Total Assets                                            $  2,315,698           $ 2,852,436
                                                                   --------------         -------------
                                                                   --------------         -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                                $    227,991           $   321,025
   Current Portion of Capital Lease Obligation                          212,700               144,294
   Accrued Expenses                                                      14,151                38,000
   Accrued Salaries and Related Liabilities                             238,861                20,241
   Accrued Settlement for Litigation                                    240,000                  -
                                                                   --------------         -------------
           Total Current Liabilities                                    933,703               523,560

     Long-Term Portion of Capital Lease Obligation                      165,210               155,137
                                                                   --------------         -------------
            Total Liabilities                                         1,098,913               678,697

STOCKHOLDERS' EQUITY
   Common Stock, $0.01 par value, authorized 33,000,000
    shares; issued 10,717,414 and 8,948,243 shares                      107,174                89,482
   Additional Paid-in Capital                                        11,480,523             8,499,708
   Accumulated Deficit                                              (10,370,912)           (6,415,451)
                                                                   --------------         -------------
           Total Stockholders' Equity                                 1,216,785             2,173,739
                                                                   --------------         -------------
           Total Liabilities and Stockholders' Equity              $  2,315,698           $ 2,852,436
                                                                   --------------         -------------
                                                                   --------------         -------------

The accompanying notes are an integral part of these balance sheets.

                              ATHENA MEDICAL CORPORATION
                            dba A-FEM Medical Corporation
                               STATEMENTS OF OPERATIONS
                                    (unaudited)


                                            For the three months ended
                                                    March 31
                                       ------------------------------------
                                           1997                  1996
                                       ------------------------------------
                                       ------------------ -----------------

Sales, net                                 $ 11,803          $  149,970
Cost of Sales                                (9,815)            (52,863)
                                       ------------------ -----------------
         Gross Margin                         1,988              97,109


Operating Expenses:
      General and Administrative            637,387           1,110,158
                                       ------------------ -----------------
         Net Loss                          $635,399          $1,013,051
                                       ------------------ -----------------
                                       ------------------ -----------------

Net Loss Per Share                         $   0.06          $     0.11
                                       ------------------ -----------------
                                       ------------------ -----------------

Weighted Average Shares Outstanding        10,453,502           8,948,243
                                       ------------------ -----------------
                                       ------------------ -----------------

The accompanying notes are an integral part of these statements.

                              ATHENA MEDICAL CORPORATION
                            dba A-FEM Medical Corporation
                               STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash
                                     (unaudited)

                                                                                             For the three months
                                                                                                 ended March 31
                                                                                  ---------------------------------------
                                                                                         1997                 1996
                                                                                  --------------------  -----------------
Cash Flows From Operating Activities:

Net Loss                                                                             $ (635,399)           $(1,013,051)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                         33,963                 33,651
   Loss on disposal of assets                                                             4,470                 -

   Changes in working capital:
      Restricted cash                                                                    26,248                 -
      Accounts receivable                                                                18,806               (148,350)
      Inventory                                                                          (1,768)              (167,616)
      Prepaid expenses and other                                                        (12,070)              (171,349)
      Accounts payable                                                                  (21,481)               124,477
      Accrued salaries and related liabilities                                          (53,632)                 4,522
      Accrued expenses                                                                  (46,737)               (32,000)
                                                                                  --------------------  -----------------
         Net cash used in operating activities                                         (713,849)            (1,369,716)

Cash Flows From Investing Activities:
   Purchases of equipment, furniture and leaseholds                                        -                  (173,714)
                                                                                  --------------------  -----------------
         Net cash used in investing activities                                             -                  (173,714)

Cash Flows From Financing Activities:
   Repayment to notes receivable                                                         67,995                 -
   Net proceeds from long-term debt, net of repayments                                    3,865                299,432
   Proceeds from sale of Common Stock                                                 1,082,807                 -
                                                                                  --------------------  -----------------
      Net cash provided by financing activities                                       1,154,667                299,432
                                                                                  --------------------  -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    467,066             (1,243,998)

Cash and Cash Equivalents, beginning of period                                          671,495              2,464,041
                                                                                  --------------------  -----------------

Cash and Cash Equivalents, end of period                                             $1,138,561            $ 1,220,043
                                                                                  --------------------  -----------------
                                                                                  --------------------  -----------------


The accompanying notes are an integral part of these statements.

                              ATHENA MEDICAL CORPORATION
                            dba A-FEM Medical Corporation
                            NOTES TO FINANCIAL STATEMENTS
                                    March 31, 1997


1.   ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF THE COMPANY
ATHENA Medical Corporation, (dba A-FEM Medical Corporation) (the "Company") is an emerging growth biotechnology Company focused on the development of proprietary women's healthcare technologies. The Company's principal business is the development of medical diagnostic tools for the detection of conditions affecting women's health. Additionally, the Company manufactures and/or markets consumer products that support its strategic goals.

The Company's diagnostic development efforts are focused on two principal technologies: the Rapid-Sense-TM- Semi-Quantitative Measurement Technology ("Rapid-Sense") and the PadKit-TM- Menses Collection Kit ("PadKit"). The Rapid-Sense core technology will bring semi-quantitative laboratory testing to the over-the-counter (OTC) marketplace. Applications include timely, accurate and cost-effective tests to detect pregnancy, monitor osteoporosis therapy and screen for tumor markers and infectious diseases. The Rapid-Sense core technology would also be used to develop custom assays for pharmaceutical company partners to facilitate new drug development. The PadKit is designed as an alternative to the cervical scrape by providing a quality pap test sample for the detection of cervical cancer as well as other female cancers and diseases. Both the Rapid-Sense and PadKit technologies are in the development phase.

The Company's consumer products include the Fresh 'n Fit-Registered Trademark-Padette-TM- (the "Padette"), interlabial pads, a unique innovation in feminine protection, and Affirm, a rapid one-step home pregnancy test.
The Padette establishes an entirely new segment of the $2 billion feminine protection category by offering women a comfortable and convenient external protection alternative. In addition to having significant potential in the consumer market, the Padette will be a core element of the PadKit. Affirm is a high quality, low cost entrant in the pregnancy test market and establishes the Company's position in the OTC and professional diagnostic markets. Both of these products are FDA approved for marketing.

The Company holds an exclusive worldwide license to the initial U.S. and foreign patents covering the Padette, and has additional patents of its own on the product. Although the Company marketed the Padette during 1995 and 1996, the Company has not generated any significant sales of the product to date. The Company introduced a second revenue-generating product in 1996:
Affirm, a rapid one-step pregnancy test. This product is available domestically and internationally for over-the-counter and professional markets. During the first quarter of 1997, the Company made an initial sale of 10,000 Affirm pregnancy tests to a customer in South America. In April of 1997, the Company received its first domestic sales order for the Affirm test. Irrespective of these sales, the Company has not generated any significant revenues from its initial sales of the Affirm product to date, nor are there any assurances that future sales will occur. Concurrently, the Company is engaged in expanding its diagnostic research and development activities that are aimed at the commercialization of other healthcare products for women.

The Company has experienced significant operating losses, and has not established a history of revenues from product sales, nor is there any assurance of future revenues. The Company contemplates that significant ongoing expenditures will be necessary to successfully implement its business plan, including developing, manufacturing and marketing its proprietary products. Execution of the Company's plans and its ability to continue as a going concern depend upon its ability to acquire substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated its ability to raise operating funds in the past by securing investments in its Common Stock. During 1996, the Company raised over $1.7 million in equity financing from various groups of private investors in exchange for shares of the Company's Common Stock. During the first quarter of 1997, the Company received from various groups of private investors approximately $1.1 million in equity financing, in exchange for shares of the Company's Common Stock. The Company's current financing should satisfy the Company's anticipated cash requirements through August 1997. The Company anticipates having to raise additional capital in order to meet costs associated with marketing, research and development and related administrative activities. If the Company is unable to obtain adequate additional financing, enter into a successful business alliance or generate sufficient profitable sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations.

BASIS OF PRESENTATION
The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. It should be noted that operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

PER SHARE DATA
The net loss per share was computed by dividing net loss by the weighted average number of shares of the Company outstanding during the periods. Warrants and options outstanding are not included as the effect would be anti-dilutive.

Under terms of a licensing agreement, the Company assumed an obligation to pay royalties to an investor (who is a non-controlling stockholder) based on varying percentages of up to five percent of net sales of the Padette through February 1998.

2.   COMMON STOCK OPTIONS AND WARRANTS

Under the provisions of its 1994 Incentive and Non-Qualified Stock Option Plan (the "Plan"), the Company has reserved 3,300,000 shares of its common stock for issuance under qualified options, non-qualified options, stock appreciation rights, and other awards as set forth in the Plan. The Plan provides for administration by a committee comprised of not less than two non-employee members of the Company's Board of Directors. Such committee (or the Board of Directors in its absence) determines the number of shares, option price, duration and other terms of the options granted under the Plan. Qualified options may only be awarded to employees of the Company. Non-qualified options are available for issuance to consultants, advisors and others having a relationship with the Company, on terms determined by the committee.

As of March 31, 1997, options for a total of 2,253,780 shares have been awarded, 73,500 have been exercised, and 2,180,280 are outstanding. Of the number awarded and outstanding, 1,967,530 are qualified stock options, and 212,750 are non-qualified stock options. There were no options granted, no options exercised and 62,750 options surrendered during the quarter ended March 31, 1997.

The following summarizes outstanding options for shares of the Company's Common Stock as of the quarter ended March 31, 1997:

                                    QUALIFIED STOCK OPTIONS
Titles of Securities                                                      Weighted Average
Issuable: Common Stock                       Shares Under Option      Exercise Price Per Share
----------------------------------------   ----------------------    --------------------------
Number exercisable at March 31, 1997:            1,721,030                      $1.25
Number exercisable thereafter                      246,500                      $3.75


                                  NON-QUALIFIED STOCK OPTIONS
Titles of Securities                                                      Weighted Average
Issuable: Common Stock                      Shares Under Option       Exercise Price Per Share
----------------------------------------   ----------------------    --------------------------
Number exercisable at March 31, 1997:               75,250                      $2.91
Number exercisable thereafter                      137,500                      $2.86

As of March 31, 1997, warrants for an aggregate of 3,293,416 shares have been awarded. There were 50,000 warrants granted, 59,500 warrants exercised and 48,334 warrants surrendered during the quarter ended March 31, 1997.

The following table summarizes warrants outstanding for the purchase of shares of the Company's Common Stock as of the quarter ended March 31, 1997:

                                             WARRANTS

Titles of Securities                          Shares Subject              Weighted Average
Issuable: Common Stock                          to Warrants           Exercise Price Per Share
----------------------------------------   ----------------------    --------------------------
Number exercisable at March 31, 1997:            3,293,416                      $1.97

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's strategy is to be a leading innovator in the women's healthcare arena through the development of broadly enabling proprietary technologies. Research and development efforts will be funded through the sale of the Company's consumer products and contract relationships. Developing a strong consumer business, built primarily on the Padette, is strategic for current and future products which have both OTC and professional applications. The Company is currently exploring strategic alliances to bolster its position in the diagnostic and consumer markets.

The Company introduced the Padette into the United States retail distribution market during 1996. The Company used a direct market approach to test market the Padette in Florida, and has achieved distribution in over 350 Walgreen stores. The Company also sold a bulk shipment of 3.2 million Padettes for distribution into the Chinese market during the first quarter of 1996. The Company, however, had no significant sales of the Padette in either 1996 or 1995.

The Company sells the Padette to consumers through its direct marketing efforts consisting of newspaper and magazine advertisements, presentations at trade show and toll-free telephone numbers. The Company's direct marketing efforts are intended to develop awareness of the product rather than provide a significant source of revenue.

In September 1996, the Company received FDA clearance to market its Affirm one-step home pregnancy test. The Company is currently negotiating with domestic private label manufacturers in the over-the-counter and professional markets with respect to the Affirm one-step pregnancy test. The Company is also in negotiations with international companies to establish distribution agreements for the Affirm test. During the first quarter of 1997, the Company made an initial sale of 10,000 Affirm pregnancy tests to a distributor in South America. Subsequently (in April of 1997), the company received its first domestic sales order for Affirm test. Irrespective of these orders, the Company has not generated any significant revenues from its initial sales of the Affirm product to date, and there are no assurances that the Company will be successful in introducing and marketing the product.

In spite of FDA clearance, the Company's ability to commercialize its products successfully is subject to the risks inherent in new products.
These risks include uncertainties whether the product, once developed, can be successfully manufactured and marketed or will be commercially successful. Moreover, the costs of developing and introducing new products cannot be reliably forecast and may substantially exceed the Company's expectations and financial resources. Delays in development of the Company's products may result in a later than anticipated introduction, which could have a material adverse effect on the Company.

During 1997, the Company intends to develop marketing and sales plans for a regional roll out of the Padette in a major market in the United States beginning in early 1998. The Company believes this market launch will be the first in a broad scale roll-out of the Padette.

The Company's manufacturing line is currently capable of producing approximately 200 million Padettes per year. The Company anticipates increasing its current production line from one to two lines during 1997. With the addition of another production line, and assuming the operation of three shifts per line, the Company's maximum Padette production capacity is anticipated to be approximately 400 million per year. The addition of another production line should enable the Company to meet the anticipated sales growth of the Padette, if any, for 1997 and into 1998.

During September 1996, the Company also announced the development of Natural Padettes, a 100 percent biodegradable feminine protection product. Samples of this product have been supplied to potential strategic partners for marketing evaluation. A U.S. patent covering this new product was issued in September 1996.

During 1996, the Company began initial feasibility studies of the PadKit. Cost for initial diagnostic products and associated developments expenses are not expected to exceed $500,000 in 1997. Initial prototypes are anticipated for field testing by year-end. Marketing efforts and revenues are not expected for the PadKit in 1997.

The Company is investigating several applications of the Rapid-Sense core technology: pregnancy testing, osteoporosis therapy monitoring, tumor marker and infectious disease screening. Some Rapid-Sense applications may begin multi-center clinical studies as early as the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash and cash equivalents of $1,271,688 and working capital of $710,549.

During the quarter ended March 31, 1997, the Company incurred losses of $635,399. The Company expects losses to continue during 1997 as the costs of marketing, research and development and related administrative activities are expected to exceed income from product sales. These losses are expected to be funded from the Company's revenues, cash reserves and future financing, if any. The Company expects to raise additional funds through equity and/or debt financing for the development, manufacturing and marketing of its planned products. These funds may not be available or available on terms favorable to the Company or its shareholders. The inability of the Company to obtain such financing could adversely affect the Company.

Certain statements in this Form 10-QSB contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, the effect of economic conditions, lack of revenues from products, product development, operating losses, results of financing efforts, availability and cost of raw materials and labor, potential need for additional capital equipment, market acceptance risks, risks of international business, the impact of competitive products and pricing and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, the Company's report on Form 10-KSB for the fiscal year ended December 31, 1996.

                                PART II - OTHER INFORMATION

Item 5.   OTHER INFORMATION

           In February 1997, John Perry voluntarily and without disagreement resigned as a member of the Board. His employment with the Company was terminated effective February 28, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits

          3.1   Articles of incorporation*

          3.2   Bylaws**

          11.1  Statement Re: computation of per share earnings

          27.1  Financial Data Schedule

          *Incorporated by reference from the exhibit filing to the Company's
           Annual Report on Form 10-KSB for the year ended December 31, 1994.

         **Incorporated by refernce from the exhibit filings to the Company's
           Annual Report on Forms 10-KSB for the years ended December 31, 1994 and December 31, 1996.

       b) Reports on Form 8-K

          NONE.
          -------------------------

                                      SIGNATURES



In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA Medical Corporation


                                               S/WILLIAM H. FLEMING
                                               ---------------------------
Date:  May 14, 1997                            William H. Fleming
                                               President , Chief Operating
                                               Officer, Secretary and Director
                                               (principal executive officer)



                                               S/KIMBERLY L. MICK
                                               ------------------------------
Date:  May 14, 1997                            Kimberly L. Mick
                                               Acting Chief Financial Officer
                                               (principal financial officer and
                                               principal accounting officer)