Form 10KSB/A
period 1996-12-31
ATHENA MEDICAL CORP
filed 1997-05-28
CIK 820608

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                         COMMISSION FILE NUMBER 0-17119
                       ----------------------------------

                           ATHENA MEDICAL CORPORATION
                          DBA A-FEM MEDICAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            NEVADA                                        33-0202574
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)
                       ----------------------------------
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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     Issuer's revenues for the fiscal year ended December 31, 1996:  $192,682.
                                                                     ---------

     As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was common stock, $0.01 par value: $23,976,148.

     As of March 14, 1997, the issuer had outstanding 10,667,414 shares of the Common Stock.

     Transitional Small Business Disclosure Format:  Yes      No  X
                                                         ---     ---

                                EXPLANATORY NOTE

          ATHENA Medical Corporation, dba A-FEM Medical Corporation (the "Company") hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, as set forth below. The Report of Independent Public Accountants on page F-1 has been revised to remove the last paragraph. The paragraph entitled "Organization" under Note 1 to the Financial Statements on page F-6 has been revised to reflect the change to the Report of Independent Public Accountants. In addition, on May 16, 1997, the Company signed an agreement with The Procter & Gamble Company ("P&G") effective as of April 28, 1997 (the "Agreement"), pursuant to which the Company has granted P&G the right to certain technology and trademarks. The paragraph entitled "Licensing Agreement" has been added to Note 10 to the Financial Statements on page F-13 to describe the Agreement. Although the only changes made to the Financial Statements are those set forth herein, the complete text of the Financial Statements is set forth pursuant to Regulation 240.12b-15.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's Financial Statements are attached hereto and begin on page F-1.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                        ATHENA MEDICAL CORPORATION

Date:  May 27, 1997                          By:  /s/ William H. Fleming
                                             ---------------------------------
                                             William H. Fleming
                                             President, Chief Operating Officer
                                             and Secretary

                              ATHENA MEDICAL CORPORATION
                            (dba AFEM MEDICAL CORPORATION)

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





Portland, Oregon
  March 3, 1997 (except with respect to the matter discussed in Notes 1 and 11, as to which the date is April 28, 1997)

                              ATHENA MEDICAL CORPORATION
                            (dba AFEM Medical Corporation)


                                    BALANCE SHEETS

                           AS OF DECEMBER 31, 1996 AND 1995

                                        ASSETS
                                                           1996           1995
                                                        -----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents                              $  671,495    $2,464,041
  Restricted cash (Note 1)                                  159,375             -
  Accounts receivable                                        30,772         2,065
  Inventories (Note 3)                                      190,818       159,620
  Prepaid expenses and other                                155,941       258,489
                                                        -----------    ----------
          Total current assets                            1,208,401     2,884,215

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS(Note 4)     857,159       544,279

Less- Accumulated depreciation and amortization            (236,937)      (95,726)
                                                        -----------    ----------
                                                            620,222       448,553

PATENTS AND LICENSES, net                                    28,891        19,529

LOANS RECEIVABLE - Officers and directors                   124,093       116,760
                                                        -----------    ----------
           Total assets                                 $ 1,981,607    $3,469,057
                                                        -----------    ----------
                                                        -----------    ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $  249,472    $  196,547
  Current portion - capital lease obligations (Note 5)      178,433             -
  Accrued expenses                                           56,221        70,000
  Accrued salaries and wages                                292,493        15,720
  Accrued settlement for litigation (Note 8)                240,000             -
                                                        -----------    ----------
          Total current liabilities                       1,016,619       282,267

LONG-TERM PORTION - CAPITAL LEASE OBLIGATIONS (Note 5)      195,612             -
                                                        -----------    ----------
          Total liabilities                               1,212,231       282,267

COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized 33,000,000
    shares; issued 10,127,914 shares and 8,948,243
    shares at December 31, 1996 and 1995, respectively      101,279        89,482
  Additional paid-in capital                             10,403,611     8,499,708
  Accumulated deficit                                    (9,735,514)   (5,402,400)
                                                        -----------    ----------



          Total stockholders' equity                        769,376     3,186,790
                                                        -----------    ----------
          Total liabilities and stockholders' equity    $ 1,981,607    $3,469,057
                                                        -----------    ----------
                                                        -----------    ----------

         The accompanying notes are an integral part of these balance sheets.

                              ATHENA MEDICAL CORPORATION
                            (dba AFEM Medical Corporation)


                               STATEMENTS OF OPERATIONS

                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                           1996       1995
                                                      -----------  -----------

REVENUES:
  Sales, net of discounts                              $  192,682    $  51,076
                                                      -----------  -----------
          Net sales                                       192,682       51,076

COST OF SALES:
  Cost of goods sold                                       72,480       40,520
                                                      -----------  -----------
          Cost of goods sold                               72,480       40,520
                                                      -----------  -----------
          Gross margin                                    120,202       10,556

GENERAL AND ADMINISTRATIVE EXPENSES                    (4,464,604)  (4,145,840)
                                                      -----------  -----------
          Operating loss                               (4,344,402)  (4,135,284)
                                                      -----------  -----------

OTHER INCOME (EXPENSE):
  Interest income                                          47,595      182,266
  Interest expense                                        (38,893)    (266,467)
  Miscellaneous income                                      2,586       23,376
                                                      -----------  -----------
                                                           11,288      (60,825)
                                                      -----------  -----------
          Net loss                                    $(4,333,114) $(4,196,109)
                                                      -----------  -----------
                                                      -----------  -----------

NET LOSS PER SHARE                                    $      (.47) $      (.52)
                                                      -----------  -----------
                                                      -----------  -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                     9,183,085    8,012,632
                                                      -----------  -----------
                                                      -----------  -----------


           The accompanying notes are an integral part of these statements.

                           ATHENA MEDICAL CORPORATION
                         (dba AFEM Medical Corporation)


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                   Common Stock           Additional                       Total
                                                            --------------------------      Paid-In      Accumulated   Stockholders'
                                                              Shares          Amount        Capital        Deficit        Equity
                                                            ----------      ----------   ------------   ------------  --------------
BALANCE, December 31, 1994                                   6,914,743      $  69,147    $ 3,587,415    $(1,206,291)   $ 2,450,271

  Common Stock issued on options exercised for cash,
    $0.12 per share                                             20,000            200          2,200           -             2,400
  Common Stock issued on options exercised for cash,
    $1.75 per share                                             13,500            135         23,490           -            23,625
  Common Stock issued on conversion of debentures,
    $2.00 per share                                          2,000,000         20,000      3,980,000           -         4,000,000
  Options and warrants issued in exchange for services            -              -           906,603           -           906,603
  Net loss                                                        -              -              -        (4,196,109)    (4,196,109)
                                                            ----------       --------    -----------    -----------    -----------
BALANCE, December 31, 1995                                   8,948,243         89,482      8,499,708     (5,402,400)     3,186,790

  Common stock issued on options exercised for cash,
    $0.12 per share                                             40,000            400          4,400           -             4,800
  Common stock issued on warrants exercised for cash,
    $1.00 per share                                            256,650          2,567        254,083           -           256,650
  Common stock issued on warrants exercised for cash,
    $1.25 per share                                             10,000            100         12,400           -            12,500
 Common stock issued for cash, $1.92 per share,
    net of financing costs                                     638,021          6,380      1,202,719           -         1,209,099
  Common stock issued for cash, $2.00 per share,
    net of financing costs                                     235,000          2,350        430,301           -           432,651
  Net loss                                                         -              -              -       (4,333,114)    (4,333,114)
                                                            ----------       --------    -----------    -----------    -----------
BALANCE, December 31, 1996                                  10,127,914       $101,279    $10,403,611    $(9,735,514)   $   769,376
                                                            ==========       ========    ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                              ATHENA MEDICAL CORPORATION
                            (dba AFEM Medical Corporation)


                               STATEMENTS OF CASH FLOWS

                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                         1996         1995
                                                      -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(4,333,114) $(4,196,109)
  Adjustments to reconcile net loss to net cash flows
   used in operating activities-
      Depreciation and amortization                       146,351       90,885
      Amortization of deferred financing fee                 -         200,000
      Loss on disposal of assets                             -           9,300
      Net loss on sales of securities                        -          27,563
      Services received for options and warrants issued      -         906,603
      Changes in operating assets and liabilities:
        Restricted cash                                  (159,375)        -
        Accounts receivable                               (28,707)      (2,065)
        Inventories                                       (31,198)    (115,532)
        Prepaid expenses and other                        102,548     (233,008)
        Accounts payable                                   52,925       12,103
        Accrued salaries and wages                        276,773      (30,338)
        Accrued expenses                                  (13,779)      70,000
        Accrued settlement for litigation                 240,000         -
                                                      -----------  -----------
          Net cash used in operating activities        (3,747,576)  (3,260,598)
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment, furniture and leasehold
    improvements                                         (312,880)    (382,761)
  Other assets                                            (14,502)      62,849
                                                      -----------  -----------
          Net cash used in investing activities          (327,382)    (319,912)
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debentures and notes             -       1,996,700
  Additions to notes receivable, net of repayments         (7,333)       3,240
  Net proceeds from sale of Common Stock                1,915,700      126,025
  Net proceeds from capital lease obligations, net of
    repayments                                            374,045         -
                                                      -----------  -----------
          Net cash provided by financing activities     2,282,412    2,125,965
                                                      -----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,792,546)  (1,454,545)

CASH AND CASH EQUIVALENTS, beginning of period          2,464,041    3,918,586
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, end of period               $  671,495   $2,464,041
                                                      -----------  -----------
                                                      -----------  -----------

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

During 1994, the Company entered into an agreement with a group of private investors for the sale of units comprised of the Company's Common Stock and convertible debentures totaling $6 million. As of December 31, 1994, the Company had received $4 million as a result of this transaction. The balance of $2 million was received in April 1995 (Note 9).

The Company has experienced significant operating losses during the years ended December 31, 1996 and 1995 and has continued to incur losses into the first quarter of 1997. Further, the Company has not generated significant revenues from product sales, nor is there any assurance of future significant revenues. The Company contemplates that significant ongoing expenditures will be necessary to successfully implement its business plan, including developing, manufacturing and marketing its proprietary products. Subsequent to year-end, the Company entered into a licensing agreement (Note 10) that provides for an immediate payment of $2 million and an additional $2 million as certain milestones are achieved. It is management's opinion that the Company's cash reserves are, as of April 28, 1997, adequate to fund operations through December 31, 1997.

FAIR VALUE

The carrying value of financial instruments approximates fair value, unless otherwise disclosed.

CASH AND CASH EQUIVALENTS

The Company considers all instruments with maturities of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

Restricted cash represents cash required to satisfy the Company's contractual obligation for salary and related benefits associated with the hiring of the Director of Sales and Marketing.

CONCENTRATION OF RISK

The Company currently purchases certain raw materials from a single supplier. Management believes that other suppliers could supply these products, but there is no assurance that such a change in suppliers would not adversely impact the terms currently received by the Company.

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

RESEARCH AND DEVELOPMENT COSTS

Included in general and administration expenses are $249,612 and $228,435 of research and development expenses in 1996 and 1995, respectively.

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

2.  RELATED PARTY TRANSACTIONS:

Under terms of a licensing agreement, the Company assumed an obligation to pay royalties to an investor (who is a noncontrolling stockholder) based on varying percentages of up to 5 percent of net sales of the Padette-TM- through February 1998.

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

3.  INVENTORIES:

Inventories consisted of the following components at December 31:

                                                           1996         1995
                                                         --------     --------

                   Raw materials                         $ 46,422     $134,741
                   Work-in-process                        118,271        7,781
                   Finished goods                          26,125       17,098
                                                         --------     --------
                                                         $190,818     $159,620
                                                         --------     --------
                                                         --------     --------

4.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

                                                          1996          1995
                                                        ---------     --------

    Equipment                                          $  722,916     $452,363
    Furniture and fixtures                                 30,469       18,705
    Leasehold improvements                                103,774       73,211
                                                        ---------     --------
                                                          857,159      544,279
Less- Accumulated depreciation and amortization          (236,937)     (95,726)
                                                        ---------     --------
Net equipment, furniture and leasehold improvements    $  620,222     $448,553
                                                        ---------     --------
                                                        ---------     --------

Included in the above table are amounts relating to assets utilized under capital leases which had a net book value of $452,420 at December 31, 1996.

5. OBLIGATIONS UNDER CAPITAL LEASES:

Certain collateralized equipment is leased by the Company, which obligations are reflected by the secured leases as noted below. These leases are used for the research and development of new products and for the manufacturing and production of the Padette-TM-.

Capital lease obligations consist of the following at December 31, 1996:

    Secured lease at 13.33%, due 1998                   $  62,880
    Secured lease at 9.75%, due 1998                        9,058
    Secured lease at 13.57%, due 1999                     107,197
    Secured lease at 14.73%, due 1999                      42,566
    Secured lease at 18.09%, due 1999                     152,344
                                                        ---------
                                                          374,045
Less- Current maturities                                 (178,433)
                                                        ---------
Total capital lease obligations                        $  195,612
                                                        ---------
                                                        ---------


Principal payment requirements on capital lease obligations for the years ended December 31, are as follows:

                   1997                                  $178,433
                   1998                                   142,009
                   1999                                    53,603
                                                         --------
                                                         $374,045
                                                         --------
                                                         --------


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

COMMON STOCK OPTIONS

                                                              Weighted Average
                                        Shares Subject         Exercise Price
                                          to Options              Per Share
                                        --------------       -----------------
Balance at December 31, 1994                 1,984,030              $1.32
  Options granted                              306,000               3.08
  Options exercised                            (33,500)              0.78
  Options canceled                            (120,000)              1.75
                                             ---------              -----
Balance at December 31, 1995                 2,136,530               1.67

  Options granted                              175,000               3.96
  Options exercised                            (40,000)               .12
  Options canceled                             (28,500)              2.48
                                             ---------              -----
Balance at December 31, 1996                 2,243,030              $1.77
                                             ---------              -----
                                             ---------              -----

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

                               Qualified Stock Options

                                                         Weighted Average
                                             Shares       Exercise Price
                                          Under Option      Per Share
                                          ------------   ----------------

Number exercisable at December 31, 1996      1,712,280              $1.25

Number exercisable thereafter                  318,000              $3.84

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

COMMON STOCK WARRANTS

As of December 31, 1996, warrants for a total of 3,351,250 shares of Common Stock had been awarded. The warrants may be exercised for shares of the Company's Common Stock. During 1996, 266,650 warrants were exercised and 5,000 warrants were canceled. No warrants were exercised or canceled during 1995.
The following summarizes outstanding warrants for shares of the Company's Common
Stock:

                                              Shares     Weighted Average
                                            Subject to     Exercise Price
                                             Warrants        Per Share
                                            ----------   ----------------
Balance at December 31, 1994                 2,305,750              $1.34
  Warrants granted                             992,150               2.37
                                             ---------              -----
Balance at December 31, 1995                 3,297,900               1.65
  Warrants granted                             325,000               4.45
  Warrants exercised                          (266,650)              1.01
  Warrants canceled                             (5,000)              4.00
                                             ---------              -----
Balance at December 31, 1996                 3,351,250              $1.96
                                             ---------              -----
                                             ---------              -----

Number exercisable at December 31, 1996      3,307,916              $1.96

Number exercisable thereafter                   43,334               2.91

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

The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                                    For the Year Ended
                                                       December 31,
                                                  -----------------------
                                                  1996              1995
                                                  ----              -----

    Average risk-free interest rate              6.37%              6.07%
    Expected dividend yield                        -                 -
    Expected lives                             6 years            6 years
    Expected volatility                         93.67%             95.91%

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

                                          1996                                   1995
                           -----------------------------------      --------------------------------
                             As Reported         Pro Forma           As Reported          Pro Forma
                             -----------        ------------         -----------        ------------

Net loss                     $(4,333,114)        $(4,594,232)        $(4,196,109)        $(4,375,684)
Net loss per share                  (.47)               (.50)               (.52)               (.55)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts SFAS 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

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

8.  COMMITMENTS AND CONTINGENCIES:

EMPLOYMENT CONTRACT

The Company has an employment contract with its President and COO, who is also a director of the Company. Under terms of the contract as amended, the Company committed to pay an annual salary for the five-year period ending June 30, 1998. As of December 31, 1996, salary related to this contract totaled approximately $115,000 and, under terms of the contract, may be increased in the future.

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

                             1997                 $ 122,531
                             1998                   122,876
                             1999                    68,966
                             2000                     3,494

Rent expense was $127,338 and $96,250 for the years ended December 31, 1996 and 1995, respectively.

LITIGATION

During 1995, the Company was named as a defendant in a civil action brought in the Circuit Court of Oregon for Washington County by Kassia International Incorporated (the Plaintiff). The complaint alleges that the Company breached its obligations to complete the purchase of the Plaintiff in the spring of 1995 and sought damages of up to $6 million under various theories. During 1996, through a conference settlement, between representatives of the parties, a tentative settlement agreement was reached. The Company agreed to pay certain expenses of Kassia of $90,000, of which $50,000 is expected to be covered by insurance, and to issue 100,000 shares of the Company's common stock as consideration for certain proprietary assets of the Plaintiff. The fair market value of the stock was $2.00 at the date of settlement.

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

LICENSING AGREEMENT

On April 28, 1997, the Company entered into a license agreement with a major manufacturer and distributor of consumer products to make, use and sell the Company's interlabial products and to use certain of the Company's trademarks. The Company received $2 million upon signing this agreement, with an additional $2 million to be received over the term of the agreement if certain milestones are achieved.