Form 10QSB
period 1997-06-30
AFEM MEDICAL CORP
filed 1997-08-14
CIK 820608

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB


    X    Quarterly Report pursuant to Section 13 or 15(d)
   ---   of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1997

   ---   Transition Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from          to
                                        --------    --------

              Commission File Number:  0-17119
                                      ---------

                              A-Fem Medical Corporation
  ---------------------------------------------------------------------
    (exact name of small business issuer as specified in its charter)

                   Nevada                             33-0202574
    ---------------------------------           ------------------------
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

                                    (503)968-8800
                            -----------------------------
                             (Issuer's telephone number)
                              Athena Medical Corporation
                      ------------------------------------------
                           (Former name, former address and
                         former fiscal year, if changed since
                                     last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.      Yes  X    No
                 -----    -----

As of June 30, 1997, the issuer had outstanding 11,831,554 shares of its $.01 par value Common Stock.

Transitional Small Business Disclosure Format: (Check one)     Yes      No  X
                                                                  ----     ----

                            PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1.  FINANCIAL STATEMENTS

                              A-Fem Medical Corporation
                                    BALANCE SHEETS
                                    as of June 30
                                     (unaudited)



                                                                 1997            1996
                                                           --------------  --------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                                 $  2,517,891     $  134,095
  Restricted Cash                                                106,571              -
  Accounts Receivable, trade                                      26,610          8,451
  Inventory                                                       40,731        388,316
  Prepaids and Other                                             292,311        282,355
                                                           --------------  --------------
     Total Current Assets                                      2,984,114        813,217

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                     992,438        787,638
  Less:  Accumulated Depreciation                               (304,020)      (167,859)
                                                           --------------  --------------
                                                                 688,418        619,779

PATENTS and LICENSES, net                                         56,383         47,602

LOANS RECEIVABLE - Officers and Directors                         56,969        120,219
                                                           --------------  --------------
     Total Assets                                           $  3,785,884     $1,600,817
                                                           --------------  --------------
                                                           --------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                          $    300,716     $  140,234
  Current Portion of Capital Lease Obligation                    223,291        145,698
  Accrued Expenses                                                19,275         16,200
  Accrued Salaries and Related Liabilities                       179,207         17,785
  Accrued Settlement for Litigation                              200,000              -
                                                           --------------  --------------
     Total Current Liabilities                                   922,489        319,917

  Long-Term Portion of Capital Lease Obligation                  218,035        161,854
                                                           --------------  --------------
     Total Liabilities                                         1,140,524        481,771

STOCKHOLDERS' EQUITY
  Common Stock, $0.01 par value, authorized 33,000,000
    shares; issued 11,831,554 and 8,978,243 shares               118,315         89,782
  Additional Paid-in Capital                                  11,851,525      8,514,308
  Accumulated (Deficit) Earnings                              (9,324,480)    (7,485,044)
                                                           --------------  --------------
     Total Stockholders' Equity                                2,645,360      1,119,046
                                                           --------------  --------------
     Total Liabilities and Stockholders' Equity             $  3,785,884     $1,600,817
                                                           --------------  --------------
                                                           --------------  --------------



The accompanying notes are an integral part of these balance sheets.

                              A-Fem Medical Corporation
                               STATEMENTS OF OPERATIONS
                                     (unaudited)



                                                For the three months ended    For the six months ended
                                                           June 30                        June 30
                                                ---------------------------   ----------------------------
                                                     1997           1996            1997          1996
                                                ------------   ------------   ------------  --------------
Sales, net                                        $  19,297       $  5,831      $  31,100     $  155,801
Cost of Sales                                       159,068          1,832        168,882         54,695
                                                ------------   ------------   ------------  --------------
          Gross Margin                             (139,771)         3,999       (137,782)       101,106

Operating Expenses:
          General and Administrative                827,503      1,073,592      1,461,963      2,183,750
                                                ------------   ------------   ------------  --------------
Net Operating Income (Loss)                        (967,274)    (1,069,593)    (1,599,745)    (2,082,644)

Other Income (Loss)                               2,013,706              -      2,010,778              -
                                                ------------   ------------   ------------  --------------
            Net Income (Loss)                    $1,046,432    ($1,069,593)    $  411,033    ($2,082,644)
                                                ------------   ------------   ------------  --------------
                                                ------------   ------------   ------------  --------------

Net Income (Loss) Per Share                           $0.08         ($0.12)         $0.03         ($0.23)
                                                ------------   ------------   ------------  --------------
                                                ------------   ------------   ------------  --------------

Weighted Average Shares Outstanding              12,473,982      8,956,484     12,133,708      8,952,363
                                                ------------   ------------   ------------  --------------
                                                ------------   ------------   ------------  --------------



The accompanying notes are an integral part of these statements.

                              A-Fem Medical Corporation
                               STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash
                                     (unaudited)



                                                                     For the three months            For the six months
                                                                         ended June 30                  ended June 30
                                                                -------------------------------  --------------------------------
                                                                      1997            1996            1997              1996
                                                                --------------  ---------------  -------------  -----------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                $  1,046,432    $  (1,069,593)    $  411,034     $  (2,082,644)
Adjustments to reconcile net income (loss) to net cash
provided (used in) operating activities:
   Depreciation and amortization                                       34,226           40,320         67,083            77,060
   Loss on disposal of assets                                               -                -          7,507                 -
   Changes in working capital:
     Restricted cash                                                   26,557                -         52,804                 -
     Accounts receivable                                              (14,644)         141,964          4,162            (6,386)
     Inventory                                                        151,855          (61,080)       150,087          (228,696)
     Prepaid expenses and other                                      (148,231)         115,842       (163,863)          (23,865)
     Accounts payable                                                  32,724         (180,791)        11,244           (56,314)
     Accrued salaries and related liabilities                         (59,654)          (2,456)      (113,286)            2,066
     Accrued expenses                                                   5,124          (21,800)       (36,947)          (53,800)
                                                                --------------  ---------------  -------------  -----------------
       Net cash provided by (used in) operating activities          1,074,389       (1,037,594)       389,825        (2,372,579)

Cash Flows From Investing Activities:
   Purchases of equipment, furniture and leaseholds                  (139,748)         (69,645)      (143,765)         (243,359)
   Net proceeds from sale of equipment                                      -                -            980                 -
                                                                --------------  ---------------  -------------  -----------------
       Net cash used in investing activities                         (139,748)         (69,645)      (142,785)         (243,359)
   Additions to notes receivable, net of repayments                      (870)          (1,729)        67,124            (3,459)
   Net proceeds from long-term lease obligations,
   net of repayments                                                   63,416            8,120         67,281           307,551
   Proceeds from sale of Common Stock, exercise of
   options and warrants                                               382,143           14,900      1,464,951           (18,100)
                                                                --------------  ---------------  -------------  -----------------
       Net cash provided by financing activities                      444,689           21,291      1,599,356           285,992
                                                                --------------  ---------------  -------------  -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                1,379,330       (1,085,948)     1,846,396        (2,329,946)

Cash and Cash Equivalents, beginning of period                      1,138,561        1,220,043        671,495         2,464,041
                                                                --------------  ---------------  -------------  -----------------
Cash and Cash Equivalents, end of period                         $  2,517,891    $     134,095     $2,517,981     $     134,095
                                                                --------------  ---------------  -------------  -----------------
                                                                --------------  ---------------  -------------  -----------------



The accompanying notes are an integral part of these statements.

                              A-Fem Medical Corporation
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1997

1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY
A-Fem Medical Corporation ("A-Fem" or the "Company") is a product development company dedicated to women's healthcare. A-Fem has developed two core technologies, one related to feminine protection and the other related to diagnostic products. Each of these core technologies has a variety of product applications that the Company is developing for the short and long-term.

The Company's feminine protection product is an interlabial pad. It is the first generation of a product which is intended to create an entirely new segment within the feminine protection category.

The Company is developing its proprietary Rapid-Sense-TM- diagnostic technology which enables the visual quantification of a desired substance (such as tumor markers) in any desired biological sample (i.e. blood, urine or saliva).

BASIS OF PRESENTATION
The interim financial data is unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31,1996.

PER SHARE DATA
The net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares and dilutive common stock equivalents of the Company outstanding during the periods.

LICENSING AGREEMENT
Under terms of a licensing agreement, the Company assumed an obligation to pay royalties to an investor (who is a non-controlling stockholder) based on varying percentages of up to five percent of net sales of the Company's feminine protection product through February 1998.

2.  COMMON STOCK OPTIONS AND WARRANTS

Under the provisions of its 1994 Incentive and Non-Qualified Stock Option Plan, as amended July 1997 (the "Plan"), the Company has reserved 3,300,000 shares of its common stock for issuance under qualified options, non-qualified options, stock appreciation rights, and other awards as set forth in the Plan. The Plan provides for administration by a committee comprised of not less than two non-employee members of the Company's Board of Directors. Such committee (or the Board of Directors in its absence) determines the number of shares, option price, duration and other terms of the options granted under the Plan. Qualified options may only be awarded to employees of the Company. Non-qualified options are available for issuance to consultants, advisors and others having a relationship with the Company, on terms determined by the committee.

As of June 30, 1997, options for a total of 2,753,628 shares of Common Stock have been awarded, options for 690,640 shares have been exercised, and options for 2,062,988 shares are outstanding. Of the options awarded and outstanding, options for 1,850,238 shares are qualified stock options, and options for 212,750 are non-qualified stock options. There were options to purchase 697,348 shares granted, options to purchase 617,140 shares exercised and options to purchase 197,500 shares surrendered during the quarter ended June 30, 1997.

The following table summarizes outstanding options to purchase shares of the Company's common stock as of June 30, 1997:

                               QUALIFIED STOCK OPTIONS


     Titles of Securities                                              Weighted Average
    Issuable: Common Stock                Shares Under Option       Exercise Price Per Share
-------------------------------------   -----------------------   ----------------------------
 Number exercisable at June 30, 1997:           1,108,674                     $1.56

 Number exercisable thereafter:                   741,564                     $3.36


                          NON-QUALIFIED STOCK OPTIONS


     Titles of Securities                                             Weighted Average
    Issuable: Common Stock               Shares Under Option        Exercise Price Per Share
-------------------------------------   -----------------------   ----------------------------
 Number exercisable at June 30, 1997:          110,250                       $2.98

 Number exercisable thereafter:                102,500                       $2.76


As of June 30, 1997, warrants to purchase an aggregate of 2,796,416 shares were outstanding. There were no warrants granted, warrants to purchase 597,000 shares exercised, and no warrants surrendered during the quarter ended June 30, 1997.

The following table summarizes warrants outstanding for the purchase of shares of the Company's Common Stock as of June 30, 1997:

                                       WARRANTS

     Titles of Securities                    Shares Subject             Weighted Average
    Issuable: Common Stock                    to Warrants           Exercise Price Per Share
-------------------------------------   -----------------------   ----------------------------
 Number exercisable at June 30, 1997:          2,796,416                      $2.21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The Company is a product development company dedicated to women's health care. The Company has two core technologies, one related to feminine protection, the other related to diagnostic products. The Company has not had material revenues from operations. At its current stage of operations, the Company's financial position and operating results may be materially affected by a number of factors, including the availability of additional capital, competition and technological change.

RESULTS OF OPERATIONS

In the first half of 1997, the Company has focused its efforts on plans for its marketing roll-out of the interlabial pad in the Pacific Northwest which is scheduled for early 1998.

For the three months ended June 30, 1997, the Company had net operating revenues of $19,297 compared with $5,831 during the same period in the prior year. For the six month period ended June 30, 1997, revenues were $31,100 compared with $155,801 for the same period in the prior year. Higher revenues in 1996 were principally associated with non-recurring sales in China.

Other income was approximately $2,000,000 in the three and six months ended June 30, 1997, due to a license of certain technology to Procter & Gamble in May, 1997. There was no other income in the comparable periods in 1996.

Net Income was $1,046,433 for the three months ended June 30, 1997 compared with a loss of $1,069,593 in 1996 and $411,033 in the six months ended June 30, 1997 compared with a loss of $2,082,644 in the six months ended June 30, 1996, in each case as a result of Other Income.

The Company reduced operating expenses by $246,089 and $110,158 in the three and six months ended June 30, 1997, respectively, compared with the comparable periods of the prior year. The reduction of expenses was attributable to the reduction in external consultants and elimination of marketing expenses related to the test market in Florida.

The Company expects operating expenses to increase significantly in the second half of 1997 and beyond, as the Company commences its roll-out of its interlabial pad in the Northwest and across the West.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash and cash equivalents of $2,624,461 and working capital of $1,946,850. The Company's net cash position improved by $1,352,773 between March 31 and June 30 as a result of the receipt of $2,000,000 from Procter & Gamble in May, 1997.

The Company expects to continue to incur losses each month during the remainder of 1997 and through 1998, as the cost of marketing, research and development will continue to exceed income from product sales. In order to carry out its marketing plan for its interlabial pad, the Company estimates it will need to raise approximately $12 million in financing over the next six months and $30 million thereafter. The Company does not expect significant amounts of debt financing to be available to it in the near term and that it will have to issue additional equity.

The Company may not be able to secure investment on terms favorable to the Company. Inability of the Company to obtain financing will adversely affect the Company.

Certain statements in this Form 10-QSB contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1993, as amended) that involve risks and uncertainties, including, but not limited to, the effect of economic conditions, lack of revenues from products, product development, operating losses, results of financing efforts, availability and cost of raw materials and labor, potential need for additional capital equipment, market acceptance risks, risks of international business, the impact of competitive products and pricing and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, the Company's report on Form 10-KSB for the fiscal year ended December 31, 1996.

                             PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held July 10, 1997. At the annual meeting, shareholders elected persons identified below for the terms set forth below by the votes set forth opposite their names.


Class 1 Directors (Terms
------------------------
expiring at the 1998                       Votes Against                   Broker
--------------------                       -------------                   ------
Annual Meeting)              Votes For      or Withheld      Abstained    Non-Votes
---------------              ---------      -----------      ---------    ---------
James E. Reinmuth          10,022,231.5         8,070           0              0

James R. Wilson            10,022,131.5         8,170           0              0


Class 2 Directors (Terms
------------------------
expiring at the 1999
--------------------
Annual Meeting
--------------

William H. Fleming         10,023,231.5         7,070           0              0

Roseanna Sevcik             9,942,126.5        88,155           0              0

Carol A. Scott             10,025,231.5         5,070           0              0


Shareholders were also asked to vote on the following matters which received the votes indicated below:



                                                                  Votes
                                                                  -----
                                                                Against or       Votes         Broker
                                                                ----------       -----         ------
                                                 Votes For       Withheld      Abstained      Non-Votes
                                                 ---------       --------      ---------      ---------
An amendment to the Company's                   3,346,428.5      3,852,797       9,043        2,822,033
Articles of Incorporation to authorize a
class of preferred stock to be designated
by the Board of Directors

An amendment to the Company's                  10,017,650.5          2,383      11,168                0
Articles of Incorporation to change the
name of the Company to A - FEM
Medical Corporation

Amendments to amend the Company's               9,515,267.5        112,331      20,543          383,060
1994 Incentive and Nonqualified Plan

Ratification of the appointment of             10,010,288.5            133      19,880                0
Arthur Andersen LLP as independent
public accountants for the fiscal year
ending December 31, 1997



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

              3.1       Articles of incorporation, as amended

              3.2       Bylaws, as amended

              4.1 Stock Purchase Agreement between the Company and certain investors dated December 6, 1996.

              10.26 Employment Agreement between the Company and J. Peter Burke dated as of April 28, 1997.

              10.27(1) Agreement dated effective as of April 28, 1997 between The Procter & Gamble Company and the Company.

              10.28 Employment Agreement between the Company and James R. Wilson dated as of May 1, 1997.

              11.1      Statement Re: computation of per share earnings

              27.2      Financial Data Schedule

              (1) Incorporated by reference to exhibit number 10.1 to the Company's Current Report on Form 8-K, file number 0-17119, filed with the Commission on May 16, 1997.

         b)   Reports on Form 8-K

              A Form 8-K file no. 0-17119 was filed with the Commission on May 16, 1997, and contained information regarding the agreement dated effective as of April 28, 1997 pursuant to which the Company granted to the Procter & Gamble Company certain technology and trademark rights.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A-Fem Medical Corporation

Date:  August 13, 1997                 S/WILLIAM H. FLEMING
                                       -----------------------------------
                                       William H. Fleming
                                       President, Chief Operating
                                       Officer, Secretary and Director
                                       (principal executive officer)

Date:  August 13, 1997                 S/J. PETER BURKE
                                       -----------------------------------
                                       J. Peter Burke
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer and
                                       principal accounting officer)