Form 10QSB
period 1997-09-30
AFEM MEDICAL CORP
filed 1997-11-14
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                  X   Quarterly Report pursuant to Section 13 or 15(d)
                 ---  of the Securities Exchange Act of 1934

                      For the quarterly period ended September 30, 1997

                      Transition Report Under Section 13 or 15(d) of the
                 ---  Securities Exchange Act of 1934

                      For the transition period from       To
                                                     -----    -----

                         Commission File Number:             0-17119
                                                            ---------

                            A-Fem Medical Corporation
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

                       Nevada                                 33-0202574
           -------------------------------                -------------------
           (State or other jurisdiction of                   (IRS Employer
           incorporation or organization)                 Identification No.)

                         10180 SW Nimbus Ave., Suite J5
                               Portland, OR 97223
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (503)968-8800
                           ---------------------------
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

As of November 7, 1997, the issuer had outstanding 12,798,694 shares of its $.01 par value Common Stock.

Transitional Small Business Disclosure Format: (Check one)  Yes        No   X
                                                                -----     -----

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1.  FINANCIAL STATEMENTS

                            A-Fem Medical Corporation
                                 BALANCE SHEETS
                               as of September 30
                                   (unaudited)

                                                                1997              1996
                                                            ------------       -----------
ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                              $  1,878,612       $   329,599
     Restricted Cash                                              79,715                --
     Accounts Receivable, trade                                   24,554            36,740
     Inventory                                                   101,828           356,531
     Prepaids and Other                                          205,305           181,188
                                                            ------------       -----------
          Total Current Assets                                 2,290,014           904,058

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                   1,067,452           788,253
     Less:  Accumulated Depreciation                            (338,768)         (207,581)
                                                            ------------       -----------
                                                                 728,684           580,672

PATENTS and LICENSES, net                                         57,889            45,764

LOANS RECEIVABLE - Officers and Directors                         57,840           171,948
                                                            ============       ===========
          Total Assets                                      $  3,134,427       $ 1,702,442
                                                            ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                       $    269,360           186,209
     Current Portion of Capital Lease Obligation                 208,913           130,767
     Accrued Expenses                                             25,259            21,150
     Accrued Salaries and Related Liabilities                    156,736             6,144
                                                            ------------       -----------
          Total Current Liabilities                              660,268           344,270

     Long-Term Portion of Capital Lease Obligation               203,532           129,098
                                                            ------------       -----------
          Total Liabilities                                      863,800           473,368

STOCKHOLDERS' EQUITY
     Common Stock, $0.01 par value, authorized 33,000,000
         Shares; 12,593,694 and 9,458,597 shares issued
         and outstanding at September 30, 1997 and
         September 30, 1996                                      125,936            94,586
     Additional Paid-in Capital                               12,215,760         9,337,254
     Accumulated (Deficit) Earnings                          (10,071,069)       (8,202,766)
                                                            ------------       -----------
          Total Stockholders' Equity                           2,270,627         1,229,074
                                                            ============       ===========
          Total Liabilities and Stockholders' Equity        $  3,134,427       $ 1,702,442
                                                            ============       ===========


The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          For the three months ended    For the nine months ended
                                                  September 30                 September 30
                                           ------------------------     --------------------------
                                              1997          1996           1997           1996
                                           ----------     ---------     ----------     -----------
Sales, net                                 $    2,374     $  33,645     $   33,474     $   189,446
Cost of Sales                                  71,407        16,754        413,855          71,449
                                           ----------     ---------     ----------     -----------
  Gross Margin                                (69,033)       16,891       (380,381)        117,997

Operating Expenses:
  General and Administrative                  694,532       734,613      1,982,930       2,918,363
                                           ----------     ---------     ----------     -----------
Net Operating Loss                           (763,565)     (717,722)    (2,363,311)     (2,800,366)

Other Income                                   16,975            --      2,027,756              --
                                           ----------     ---------     ----------     -----------
        Net Loss                           $ (746,590)    $(717,722)     $(335,555)    $(2,800,366)
                                           ==========     =========     ==========     ===========

Net Loss Per Share                             ($0.06)       ($0.08)        ($0.03)         ($0.31)
                                           ==========     =========     ==========     ===========

Weighted Average Shares Outstanding        12,345,115     9,198,742     11,325,314       9,035,089
                                           ==========     =========     ==========     ===========















The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                 For the three months           For the nine months
                                                  ended September 30             ended September 30
                                               -------------------------     --------------------------
                                                  1997           1996           1997           1996
                                               ----------     ----------     ----------     -----------
Cash Flows From Operating Activities:
Net Loss                                       $ (746,590)    $ (717,722)    $ (335,555)    $(2,800,366)

Adjustments to reconcile net loss to net cash
Used in operating activities:
  Depreciation and amortization                    34,747         41,560        101,831         118,620
  Loss on disposal of assets                         (654)            --            351              --
    Changes in working capital:
      Restricted cash                              26,856             --         79,660              --
      Accounts receivable                           2,056        (28,289)         6,218         (34,675)
      Inventory                                   (61,097)        31,785         88,990        (196,911)
      Prepaid expenses and other                   85,500        101,167        (78,362)         77,302
      Accounts payable                            (31,355)        45,975        179,888         (10,338)
      Accrued salaries and related liabilities    (22,471)       (11,641)      (135,757)         (9,576)
      Accrued expenses                              5,982          4,950        (30,962)        (48,850)
                                               ----------     ----------     ----------     -----------
        Net cash used in operating activities    (707,026)      (532,215)      (123,698)     (2,904,794)

Cash Flows From Investing Activities:
  Purchases of equipment, furniture and
    leaseholds                                    (74,409)          (615)      (212,294)       (243,974)
     Net proceeds from sale of equipment               50             --          1,650              --
     Acquisition of licensing rights                   --             --             --         (33,000)
                                               ----------     ----------     ----------     -----------
       Net cash used in investing activities      (74,359)          (615)      (210,644)       (276,974)

Cash Flows From Financing Activities:
   Additions to notes receivable, net of
     repayments                                      (871)       (51,729)        66,253         (55,188)
   Net proceeds from long-term lease
     obligations, net of repayments               (28,880)       (47,687)        38,400         259,864
   Proceeds from sale of Common Stock,
     exercise of options and warrants             171,857        827,750      1,436,806         842,650
                                               ----------     ----------     ----------     -----------
       Net cash provided by financing
         activities                               142,106        728,334      1,541,459       1,047,326

Net Increase (Decrease) in Cash and
  Cash Equivalents                               (639,279)       195,504      1,207,117      (2,134,442)

Cash and Cash Equivalents, beginning
  of period                                     2,517,891        134,095        671,495       2,464,041
                                               ----------     ----------     ----------     -----------

Cash and Cash Equivalents, end of period       $1,878,612     $  329,599     $1,878,612     $   329,599
                                               ==========     ==========     ==========     ===========










The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

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

The Company is developing its proprietary RapidoSense(TM) diagnostic technology which enables the visual quantification of a desired substance (such as tumor markers) in any desired biological sample (i.e. blood, urine or saliva).

Basis of Presentation

The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Per Share Data

The net loss per share was computed by dividing the net loss by the weighted average number of shares and dilutive common stock equivalents of the Company outstanding during the periods. Warrants and options outstanding are not included as the effect would be anti-dilutive.

2. COMMON STOCK OPTIONS AND WARRANTS

Under the provisions of its 1994 Incentive and Non-Qualified Stock Option Plan, as amended July 1997 (the "Plan"), the Company has reserved 3,300,000 shares of its common stock for issuance under qualified options, non-qualified options, stock appreciation rights, and other awards as set forth in the Plan. The Plan provides for administration by a committee comprised of not less than two non-employee members of the Company's Board of Directors. Such committee (or the Board of Directors in its absence) determines the number of shares, option price, duration and other terms of the options granted under the Plan. Incentive stock options may only be awarded to employees of the Company. Non-qualified options are available for issuance to consultants, advisors and others having a relationship with the Company, on terms determined by the committee.

As of September 30, 1997, options for a total of 2,631,775 shares of Common Stock have been awarded, options for 1,247,780 shares have been exercised, and options for 1,383,995 shares are outstanding. Of the options awarded and outstanding, options for 1,171,245 shares are incentive stock options, and options for 212,750 are non-qualified stock options. There were options to purchase 32,728 shares granted, options to purchase 557,140 shares exercised and options to purchase 154,581 shares surrendered during the quarter ended September 30, 1997.

The following table summarizes outstanding options to purchase shares of the Company's common stock as of September 30, 1997:

                             QUALIFIED STOCK OPTIONS

          Titles of Securities                                               Weighted Average
         Issuable: Common Stock                Shares Under Option       Exercise Price Per Share
------------------------------------------    -----------------------    -------------------------
Number exercisable at September 30, 1997:            561,784                      $3.09

Number exercisable thereafter:                       609,461                      $3.35

                           NON-QUALIFIED STOCK OPTIONS

          Titles of Securities                                                Weighted Average
         Issuable: Common Stock                 Shares Under Option       Exercise Price Per Share
------------------------------------------    ------------------------    ------------------------
Number exercisable at September 30, 1997:             110,250                      $2.98

Number exercisable thereafter:                        102,500                      $2.76

As of September 30, 1997, warrants to purchase an aggregate of 2,691,416 shares were outstanding. There were no warrants granted, warrants to purchase 105,000 shares exercised, and no warrants surrendered during the quarter ended September 30, 1997.

The following table summarizes warrants outstanding for the purchase of shares of the Company's Common Stock as of September 30, 1997:

                                    WARRANTS

          Titles of Securities                    Shares Subject              Weighted Average
         Issuable: Common Stock                     to Warrants           Exercise Price Per Share
------------------------------------------    ------------------------    ------------------------
Number exercisable at September 30, 1997:            2,691,416                     $2.26

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The Company is a product development company dedicated to women's healthcare. The Company has two core technologies, one related to feminine protection, the other related to diagnostic products. The Company has not had material revenues from operations. At its current stage of operations, the Company's financial position and operating results may be materially affected by a number of factors, including the availability of additional capital, competition and technological change.

Results of Operations

In the first half of 1997, the Company has focused its efforts on plans for its marketing roll-out of the interlabial pad, which is scheduled for early 1998. During the quarter ended September 30, 1997, the Company has begun implementing its marketing plan by establishing a sales force, securing warehousing, aligning production scheduling. There have been no material net operating revenues to date, nor does the Company expect to have any material net operating revenues during the remainder of 1997.

Other income was approximately $2,027,756 in the nine months ended September 30, 1997, due primarily to a license of certain technology to The Procter & Gamble Company in May 1997. There was no other income in the comparable periods in 1996.

For the quarter ended September 30, 1997, the Company's net loss increased $28,868, or 4.0%, to $746,590 compared to $717,722 during the same period in the prior year. This increase in net loss is attributed to the marketing and sales preparation for the interlabial pad marketing roll-out. For the nine month period ended September 30, 1997, the Company's net loss declined $2,464,811, or 88.0%, to $335,555 from $2,800,366 for the same period in the prior year. The year-to-date loss for 1997 in comparison with the loss during 1996 for the same period is impacted by the $2 million received from Procter and Gamble for the rights to certain licenses and technologies. Higher revenues in 1996 were principally associated with non-recurring sales in China.

The Company reduced operating expenses by $40,081 and $935,433 in the three and nine months periods ended September 30, 1997, respectively, from comparable periods of the prior year. The reduction of expenses was attributable to the reduction in external consultants and elimination of marketing expenses related to the test market in Florida.

The Company expects operating expenses to increase significantly during the last quarter of 1997 and beyond, as the Company commences the marketing roll-out of its interlabial pad.

Liquidity and Capital Resources

As of September 30, 1997, the Company had cash and cash equivalents of $1,878,612 and working capital of $1,629,746. The Company's net cash position was reduced by $639,279 between June 30 and September 30 as a result of the Company's preparation for the marketing roll-out of its interlabial pad in early 1998.

The Company expects to continue to incur losses each month during the remainder of 1997 and through 1998, as the costs of marketing during the roll-out of its interlabial pad will continue to exceed income from product sales. In order to carry out its marketing plan for its interlabial pad, the Company estimates that it will need to raise substantial capital over the next two years. The Company does not expect significant amounts of debt financing to be available to it in the near term and expects that it will have to issue additional equity to meet its financing needs.

The Company may not be able to secure investment on terms favorable to the Company, or at all. Inability of the Company to obtain financing will adversely affect the Company.

Certain statements in this Form 10-QSB contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1993, as amended) that involve risks and uncertainties which could cause actual results to differ materially from those predicted in the forward looking statements. Such risks and uncertainties include, but are not limited to: the effect of economic conditions generally and within the women's healthcare industry, lack of revenues from products, uncertainty associated with product development, continuing operating losses, results of financing efforts, availability and cost of raw materials and labor, potential need for additional capital equipment, market acceptance risks, risks of international business, the impact of competitive products and pricing and the additional factors listed from time to time in the Company's SEC reports, including but not limited to, the Company's report on Form 10-KSB for the fiscal year ended December 31, 1996.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits

               3.1(1) Articles of incorporation, as amended

               3.2(1) Bylaws, as amended

               4.1(1) Stock Purchase Agreement between the Company and certain investors dated December 6, 1996.

               11.1   Statement Re: computation of per share earnings

               27.1   Financial Data Schedule

               (1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

        b)     Reports on Form 8-K

               None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




A-Fem Medical Corporation

Date:  November 13, 1997                       S/J. PETER BURKE
                                               ---------------------------------
                                               J. Peter Burke
                                               President, Chief
                                               Operating Officer and
                                               Chief Financial Officer
                                               (authorized officer
                                               and principle financial
                                               and chief accounting
                                               officer)

                                 EXHIBIT INDEX

Exhibits

3.1(1)    Articles of incorporation, as amended

3.2(1)    Bylaws, as amended

4.1(1) Stock Purchase Agreement between the Company and certain investors dated December 6, 1996.

11.1      Statement Re: computation of per share earnings

27.1      Financial Data Schedule


(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.