Form 10KSB40
period 1997-12-31
AFEM MEDICAL CORP
filed 1998-03-31
CIK 820608

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-KSB

           [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________TO___________

                         COMMISSION FILE NUMBER: 0-17119

                 -----------------------------------------------

                            A-FEM MEDICAL CORPORATION
                 (Name of small business issuer in its charter)

              NEVADA                                        33-0202574
   (State or other jurisdiction of                       (I.R.S Employer
    incorporation or organization)                     Identification No.)

                         10180 SW NIMBUS AVE., SUITE J-5
                               PORTLAND, OR 97223
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (503) 968-8800

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
     (Title of each class)          (Name of each exchange on which registered)
            None                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                (Title of Class)
                     Common Stock, par value $0.01 per share

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for the fiscal year ended December 31, 1997: $89,717

        As of March 27, 1998, the aggregate market value of $.01 par value Common Stock held by non-affiliates of the issuer was $15,205,808.

        As of March 23, 1998, the issuer had outstanding 12,798,694 shares of its $.01 par value Common Stock.

        Transitional Small Business Disclosure Format: Yes [X] No [ ]

                                     PART I

ITEM 1:     DESCRIPTION OF BUSINESS

        A-Fem Medical Corporation (the "Company", "Registrant" or "A-Fem") is a women's health care company. A-Fem has developed three core product technology platforms, one based on its inSync(TM) miniform interlabial pad, another based on the Rapid-Sense(TM) diagnostic products and a third based on the Padkit(TM) collection device. The miniform is a new type of feminine hygiene product that is worn interlabially. A-Fem's first miniform application, the inSync miniform, has received Food and Drug Administration ("FDA") approval and was launched in a market roll-out in Oregon and Washington in January 1998. The Company expects to use its Rapid-Sense diagnostic technology to create rapid response, low cost, point-of-use diagnostic tools which generate quantifiable results. The core technology development for Rapid-Sense diagnostic products has been completed and applications are under development. The Padkit contains a miniform to be used during a woman's menstrual cycle to collect a sample for diagnostic testing.

        The Company's objective is to create value for its shareholders by: (i) successfully completing a national roll-out of the inSync miniform; (ii) developing value-added miniform line extensions, including medical applications of the miniform as a drug delivery device and as an alternative sample collection device for the Pap smear cervical cancer screening and other tests; and (iii) identifying strategic partners for the marketing and distribution of products utilizing A-Fem's Rapid-Sense diagnostic technology and developing market-ready applications based on these relationships.

        The Company was incorporated in Nevada on December 9, 1986 as Xtramedics, Inc. In June 1994, it changed its name to ATHENA Medical Corporation. At the annual meeting of the shareholders of the Company in July 1997, the shareholders voted to change the name of the corporation to A-Fem Medical Corporation.

PRINCIPAL PRODUCTS

        The Company's inSync miniform (formerly the Fresh 'n Fit Padette(R)) is the first generation of a product which introduces an entirely new segment within the feminine protection market. The miniform is a small, convenient absorbent pad worn lengthwise between the labia where a woman's body naturally and comfortably holds it in place. The miniform provides dependable protection on light menstrual flow days and back up against leakage on heavy menstrual flow days. In addition, the miniform may be used as protection for slight urine loss (stress incontinence), vaginal discharge, mid-cycle spotting and to provide a general feeling of freshness.

        The Company began distribution of the inSync miniform in Oregon and Washington in late 1997 with advertising support beginning in January 1998. Oregon and Washington account for 3.4% of the U.S. population. The Company is closely monitoring this initial market over the first half of 1998 in order to fine-tune its marketing plan and forecasting model prior to continuing with its national rollout. The Company plans to complete at least one additional roll-out in 1998 and achieve national distribution in 1999. (See Factors Affecting Forward-Looking Statements--Need for Additional Financing.) The national roll-out may be accelerated or delayed based on various factors including the availability of additional financing and consumer and retailer acceptance.

        The Company is developing future generations of the miniform product line, some of which will be marketed within the feminine protection arena and some in the medical arena. The PadKit (formerly the Tampette(TM)) is the first planned diagnostic application of the Company's miniform. In March 1998, a patent was issued for the technology which is the basis of the PadKit. The PadKit is being designed to replace the cervical scrape as a collection device for tests which screen for cervical cancer and certain other cancers and diseases. The PadKit will enter Phase I clinical trials in the spring of 1998 to determine feasibility. The PadKit contains a miniform to be used as a collection device during the normal menstrual cycle. The miniform will collect blood along with numerous cells, vaginal mucous and discharge flushed out by the menstrual flow. This sample may provide an alternative to the cervical scrape method of sample collection for cervical cancer screening and/or provide a sample to test for other conditions.

        The Company expects that its Rapid-Sense point-of-use diagnostic technology will enable consumers and healthcare providers to obtain quantifiable test results quickly, conveniently and inexpensively. The Rapid-Sense core technology enables visual quantification of a desired substance, such as a disease marker, in a sample of blood or urine. In 1997, A-Fem's research and development team demonstrated the feasibility of the Rapid-Sense core technology and developed working prototypes for monitoring osteoporosis therapy. The Company expects to seek strategic partners to assist in the marketing and distribution of specific applications of Rapid-Sense. Additional potential Rapid-Sense applications include pregnancy tests that estimate the time since conception, tests that measure hormone levels for women, and tests that screen for infectious diseases and cancers. The Rapid-Sense technology is in the development stage and has not yet entered clinical trials, which are a precursor to submission to the FDA for approval.

        The Affirm one-step pregnancy test is a rapid, visual test for the qualitative detection of human Chorionic Gonadotropin in urine. In September 1996, the Company received FDA clearance to market its Affirm one-step home pregnancy test for over-the-counter and professional sales. The Company has not generated any significant revenues from sales of the Affirm product to date and does not expect any significant revenues from the product in the future. Its primary strategic benefit is the establishment of a relationship with the FDA's diagnostic team.

MARKETING AND DISTRIBUTION

        The Company has received Food and Drug Administration ("FDA") clearance to market the miniform under a 501(k) application. The initial regional roll-out of the inSync miniform began in January 1998. As of December 31, 1997, the product had been shipped to the three largest grocery chains and two drug store chains in Oregon and Washington. Repeat orders and orders from additional store chains have been received during the first quarter of 1998.

        Based upon analysts' reports, the United States market for feminine protection products is estimated to exceed $1.7 billion per year. The market currently consists of two segments: internal products, such as tampons, which represent approximately 35 percent of the total market, and external products, such as napkins, mini/maxi pads and pantiliners, which represent approximately 65 percent of the market. The inSync miniform represents a new category of products that the Company expects will both compete with and complement existing products.

        Outside the United States, analysts' reports estimate the feminine protection market to be $5.7 billion per year, with external products accounting for over 85 percent of sales. In most of Asia, and in Latin America, internal products are not acceptable to many women for cultural or religious reasons. Bulky pads offer a poor substitute due to the hot climate in these areas and the high activity level of many women. The inSync miniform offers these women a comfortable, convenient and externally worn alternative. Although the Company has made a number of contacts with foreign distributors and has explored certain foreign markets, it is not currently shipping products to any foreign country nor does it have any present plans to do so.

        The Company's first diagnostic application of the miniform, the PadKit, is currently entering Phase I clinical trials as a potential alternative to the cervical scrape as a sample collection device for the Pap test for cervical cancer. Over 30 million Pap tests are performed annually to test for cervical cancer. Although significant improvements have been made in the area of Pap test sample reading and sample preparation, no improved sample collection method has been developed. The Company believes the PadKit may provide a superior cell sample as well as a simpler, more comfortable and convenient procedure for collecting the cells.

        In order to focus on product development and increase the speed to market for its products, the Company is pursuing a strategy of forming alliances with large strategic partners. For Rapid-Sense, the Company will seek marketing partners with proven experience in diagnostics marketing. The Company has no such alliance at present.

COMPETITION

        The U.S. feminine protection market is dominated currently by four major consumer products companies: the Procter & Gamble Company ("P&G"), Johnson & Johnson, Kimberly-Clark and Playtex. In 1996, the marketplace was expanded by the introduction of Ultrafem's INSTEAD(TM), an internally worn menstrual collection cup. The inSync miniform represents an entirely new segment of the feminine protection market and provides benefits not offered by competitive products. Features of the inSync miniform which distinguish it competitively are its versatility, convenience, comfort and safety.

        In the diagnostics arena, A-Fem's proprietary Rapid-Sense technology has not yet received demonstrated market acceptance. The Company believes that its Rapid- Sense technology will allow the Company to address market needs that prior technology could not meet, provide significant end-user cost savings over older technology, move various laboratory tests to the point-of-use markets to increase early intervention and improve women's healthcare in general.

        The Company's current products and products under development will compete with products from other companies that have an established market, more employees and substantially greater research, financial and marketing resources than A-Fem. The Company's only current diagnostic product, the Affirm pregnancy test, has not generated significant revenue and the Company does not expect it to do so.

MATERIALS AND MANUFACTURING

        The Company's current miniform manufacturing facility in Portland, Oregon was initially completed in 1996, and upgraded in 1997. The present operation requires very little overhead or direct labor, and is capable of producing more than $1,000,000 wholesale value of the product monthly, enough capacity to meet the Company's forecast demand through market penetration of the Western U.S, which represents approximately 1/4 of the geographic area of the U.S. The Company can double its miniform production capacity with a capital expenditure of approximately $800,000 and a construction lead-time of approximately six months. This would provide enough capacity to meet the additional demand forecast through market penetration of an additional 1/4 of the geographic area of the U.S. The facility encompasses 7,300 square feet and has been inspected by the U.S. FDA and found to be without reportable deficiencies. The Company has begun a $300,000 automation of its packaging process which will be completed during the first quarter of 1998. The Company will need additional space to manufacture sufficient quantities of the miniform to support a national rollout.

        Raw materials used for production of the inSync miniform and the Company's diagnostic products are made and supplied in the United States. Its suppliers are meeting the Company's current manufacturing needs, although an uninterrupted flow of raw materials cannot be guaranteed. The Company currently purchases certain raw materials from a single supplier. Although the Company does not believe it would be difficult to replace this supplier, the Company has not approved other suppliers for such raw materials.

        The Company's current Rapid-Sense manufacturing facility is limited to producing prototypes and is located within the Company's research and development facilities. This prototyping operation is capable of producing sufficient products to meet the expected needs of the Company's planned clinical trials. The Company plans to manufacture Rapid-Sense products in-house to better protect its technology.

PATENTS AND TRADEMARKS

        The Company has rights to or owns two U.S. patents and additional foreign patents in Canada and Japan relating to the miniform. These patents cover manufacturing apparatus and methods for making both the current miniform and a 100 percent biodegradable absorbent miniform. The Company and P&G have entered into a license agreement which grants to P&G the right to use the Company's miniform technology. See "Factors Affecting Forward-Looking Statements--Competition." Recently, the Company was issued a patent for the technology which is the basis for the PadKit collection device. Additionally, the Company has patents pending for its Rapid-Sense technology. The Company expects to file additional patent applications on its miniform, Rapid-Sense and Padkit technologies.

       The issued United States patents currently owned, assigned or licensed to the Company and the pending patent applications are as follows:

--------------------------------------------------------------------------------
   US PATENT OR           DATE OF
   SERIAL NUMBER      ISSUE OR FILING                   TITLE
--------------------------------------------------------------------------------
     4,995,150           02/26/91          Method and Apparatus for Making
                                           Feminine Protection Pads
--------------------------------------------------------------------------------
    5,575,047(1)         11/19/96          Method for Making Biodegradable
                                           Absorbent Pads
--------------------------------------------------------------------------------
     5,725,481           03/10/98          Method and Apparatus for Collecting
                                           Vaginal Fluid and Exfoliated Vaginal
                                           Cells for Diagnostic Purposes
--------------------------------------------------------------------------------
    60/048,902(2)        06/05/97          Rapid-Sense Technology
--------------------------------------------------------------------------------

    08/670,137(3)        06/25/96          Biodegradable Absorbent Pads
--------------------------------------------------------------------------------

-----------

1       Also applied for in Germany, Japan, England, France, Italy, Sweden, and
        Canada.

2       Patent pending.

3       Reapplication pending.

        The term for patents issued on applications filed on or after June 8, 1995 is 20 years from the date of the application or, if the application contains a specific reference to an earlier filed application under 35 USC Sections 120, 121 or 365(c), 20 years from the date on which the earliest such application was filed. The term for patents issued on applications filed before June 8, 1995, is the greater of the 20-year term described above or 17 years from grant, depending on the amount of time between application and issuance.

        The Company has applications for U.S. trademarks for PadKit, Rapid-Sense, Chromostat, Quanti-Flow and for inSync and its related design. In addition to these applications, the Company has also applied for international trademarks on Rapid-Sense and inSync and its related design. The Company relies on trade secrets and other unpatented proprietary information in its development activities.

REGULATORY REQUIREMENTS

        The production and marketing of the Company's products are subject to rigorous FDA regulation. Before a medical product may be marketed for use by humans, months of laboratory and clinical trials must be performed to validate the safety and effectiveness of the product. The Company has assembled a team to obtain marketing approval from the FDA for its planned products. This team includes senior management, personnel with regulatory expertise, personnel with scientific skills for clinical field trials and a Medical Advisory Board, consisting of scientific PhDs and MDs, to contribute to the scientific and medical validity of its clinical trials.

        To date this team has successfully obtained FDA marketing approval for three of the Company's products: the inSync miniform, the Affirm over the counter Pregnancy Test, and the Affirm Professional Pregnancy Test.

        In April of 1997, the Company was notified by the FDA that the inSync miniform was reclassified as a Class I device. This reclassification removes the miniform from the category of internally worn products, such as tampons, and confirms that the miniform, like a pad, does not create significant risk of toxic shock syndrome. Requests for regulatory approval for marketing have been made in several foreign countries and completed in China. The Company cannot predict when, or if, other regulatory approvals may be received.

RESEARCH AND DEVELOPMENT

        The Company spent approximately $666,000 on research and development in the year ended December 31, 1997, primarily with respect to development of the Rapid-Sense diagnostic technology, preparing the PadKit for clinical trials and applying for patents. The Company spent approximately $250,000 on research and development in the year ended December 31, 1996.

EMPLOYEES

        As of March 23, 1998, the Company had 15 full-time employees, as well as several part-time employees. The Company believes that its relations with its employees are good.

ITEM 2:    DESCRIPTION OF PROPERTY

        The Company's corporate office and product development facilities are located in 7,100 square feet of leased space in Portland, Oregon. The Company also leases 7,300 square feet of manufacturing and warehouse space in proximity to its corporate office.

ITEM 3:    LEGAL PROCEEDINGS

        None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held a special meeting of the stockholders on December 12, 1997 at which an amendment to the Articles of Incorporation to authorize a class of preferred stock to be designated by the Board of Directors was approved by the Company's stockholders. The holders of 10,082,797 shares of Common Stock voted in favor of the amendment, the holders of 131,717 shares of Common Stock voted against it or withheld in opposition and the holders of 10,760 shares abstained.

                                     PART II

ITEM 5:     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Trading of the Common Stock is being reported in the OTC Bulletin Board. The following table sets forth the range of completed sales prices for the Common Stock as reported in the OTC Bulletin Board for the period indicated.


                                       HIGH        LOW
                                       ----        ---
1st Quarter 1996                     $3.94        $2.94
2nd Quarter 1996                      5.32         3.63
3rd Quarter 1996                      3.94         2.32
4th Quarter 1996                      4.63         1.50

1st Quarter 1997                      4.88         2.94
2nd Quarter 1997                      4.13         2.44
3rd Quarter 1997                      4.76         2.50
4th Quarter 1997                      4.06         2.44

        The foregoing prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) On March 23, 1998, there were approximately 331 holders of record of the Company's Common Stock.

(c) The Company has paid no dividends and does not expect to pay any dividends in the foreseeable future as the Company intends to retain earnings, if any, to finance growth of its operations. The Company is not under any contractual restriction as to its present or future ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

        1. On January 22, 1997, the Company issued a warrant to John McCormick to purchase up to 50,000 shares of Common Stock at an exercise price of $2.00 per share in consideration of efforts by Mr. McCormick to market the Company's products. The Company believes Mr. McCormick was an "accredited investor" within the meaning of Rule 501 under the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

        2. On February 26, 1997, the Company issued a total of 200,000 shares of Common Stock to five investors for aggregate cash consideration of $400,000. Each purchaser represented that such purchaser was either (i) an "accredited investor" within the meaning of Rule 501 (a) under the Securities Act or (ii) represented by a purchaser representative who met the requirements of Rule 501(h) of the Securities Act, and, together with such purchaser representative, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

        3. On February 28, 1997, the Company issued 250,000 shares of Common Stock to two investors for aggregate cash consideration of $500,000.

Each of these investors represented that it was an "accredited investor" within the meaning of Rule 501 under the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

        4. On March 12, 1997, the Company issued a total of 80,000 shares of Common Stock to five investors for an aggregate cash consideration of $160,000. Each purchaser represented that it was either (i) an "accredited investor" within the meaning of Rule 501 (a) under the Securities Act or (ii) represented by a purchaser representative who met the requirements of Rule 501(h) of the Securities Act, and together with such purchaser representative had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

        5. On May 7, 1997, the Company issued to J. Peter Burke, an officer of the Company, an option to purchase 200,000 shares of Common Stock at an exercise price of $3.00 per share in consideration of his services to the Company, issued to each of William H. Fleming, a director and officer of the Company, and James
E. Reinmuth, a director and officer of the Company, an option to purchase 80,000 shares of Common Stock at an exercise price of $3.00 per share in consideration of their services to the Company, and issued to James R. Wilson, an officer and director of the Company, an option to purchase up to 140,000 shares of Common Stock at an exercise price of $3.00 per share, in consideration of his services to the Company. The Company believes each of Mr. Burke, Mr. Fleming, Mr. Reinmuth and Mr. Wilson was an "accredited investor" within the meaning of Rule 501 under the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

        6. On May 16, 1997, the Company issued options to ten employees to purchase 138,134 shares of Common Stock at an exercise price of $3.50 per share pursuant to an employee option plan. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

        7. On May 27, 1997, the Company issued 617,140 shares of Common Stock to John F. Perry pursuant to the exercise of an option for aggregate cash consideration of $74,057. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

        8. On June 5, 1997, the Company issued 128,000 shares of Common Stock to Richard T. Schroeder pursuant to the exercise of a warrant for aggregate cash consideration of $52,480 in reliance on an exemption from registration under Rule 506 and Section 4(2) of the Securities Act.

        9. On June 30, 1997, the Company issued 128,000 shares of Common Stock to James R. Wilson pursuant to the exercise of a warrant for aggregate cash consideration of $52,480 in reliance on an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

        10. On September 22, 1997, the Company issued 100,000 shares of Common Stock to Kassia International, Inc., pursuant to a settlement agreement in a civil action in exchange for certain proprietary assets of the Plaintiff as consideration. The issuance of these shares was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

        11. On July 1, 1997, the Company issued an option to Huiying Wang to purchase 32,728 shares of Common Stock at an exercise price of $2.75 per share pursuant to an employee option plan in consideration of services to the Company. The issuance of the options is exempt from registration under Rule 701 under
Section 3(b) of the Securities Act.

        12. On July 7, 1997, the Company issued 557,140 shares of Common Stock to William H. Fleming pursuant to the exercise of an option for aggregate cash consideration of $66,857. In issuing these securities the Company relied upon an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

        13. On October 10, 1997, the Company issued 160,000 shares of Common Stock to James E. Reinmuth pursuant to the exercise of a warrant for aggregate cash consideration of $65,600. In issuing these securities the Company relied upon an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

        14. On January 30, 1998, the Company issued 390,625 shares of Common Stock to Capital Consultants, Inc. in exchange for aggregate cash consideration of $750,000. In issuing these securities, the Company relied upon Rule 506 and
Section 4(2) of the Securities Act.

        15. On February 9, 1998, the Company issued 104,166 shares of Common Stock to Gerald Bashaw in exchange for aggregate cash consideration of $200,000. In issuing these securities, the Company relied upon an exemption for registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

        16. On March 4, 1998, the Company issued 26,042 shares of Common Stock and a warrant to purchase an additional 6,510 shares of Common Stock at an exercise price of $1.92 per share to Dr. Paul N. Temple in exchange for aggregate cash consideration of $50,000. In issuing these securities, the Company relied upon an exemption for registration pursuant to Rule 506 and
Section 4(2) of the Securities Act.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OVERVIEW

        The Company has experienced significant operating losses during the years ended December 31, 1997 and 1996 and has continued to incur losses into the first quarter of 1998. Further, the Company has not generated significant revenues. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing of at least $6 million in 1998. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has raised operating funds in the past by selling shares of its Common Stock for consideration totaling approximately $1.8 million during 1997, $1.9 million in 1996 and $1.0 million through March 15, 1998.

        There can be no assurance that the Company's efforts to raise additional funding or enter into a strategic alliance will be successful. If the Company is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations, and the Company may be forced to cease operations.

        During the second half of 1996 and early 1997, the Company underwent a management restructuring. James E. Reinmuth was appointed Chairman and Chief Executive Officer and J. Peter Burke was appointed President, Chief Operating Officer and Chief Financial Officer. Under their guidance the Company has focused its business strategy, brought its inSync miniform product to market and made significant advances in the development of the Company's diagnostic technology.

        In April 1997, the Company established a strategic relationship with P&G. Under the agreement, A-Fem agreed to license certain technical and marketing rights with respect to the miniform technology to P&G. As a result of this agreement, A-Fem received $2,000,000 from P&G. See "Factors Affecting Forward-Looking Statements--Competition."

        The Company is in the process of assessing the impact of Year 2000 related issues on its business. Management does not expect any Year 2000 modifications to materially impact the Company.

RESULTS OF OPERATIONS

        For the year ended December 31, 1997, the Company generated net sales of approximately $90,000 as compared to net sales of approximately $193,000 for the year ended December 31, 1996. This decrease in net sales was primarily the result of the termination of the Florida test markets and the Company's concentration on preparing for the initial roll-out of the inSync miniform in Oregon and Washington.

        The Company's operating loss for the year ended December 31, 1997 was approximatley $4.0 million, compared to an operating loss of approximatley $4.3 million for the previous year. The reduction in operating loss was primarily the result of a reduction in selling, general and administrative expenses. The Company's operating loss was primarily attributed to marketing and selling expenses related to the roll-out of the inSync miniform in Oregon and Washington. Such expenses primarily consisted of marketing and selling expenses of approximately $1,817,000, research and development expenses of approximately $666,000 and general and administrative expenses of approximately $1,080,000.

        Marketing and selling expenses accounted for the greatest share of all expenses in 1997. This is primarily the result of efforts to prepare and support the launch of the Company's inSync miniform in Oregon and Washington. The roll-out generated expenses for media, advertising production, packaging design, selling materials and marketing and sales consultants. The Company began to ship inSync miniforms to Oregon and Washington in November 1997. Similarly, marketing and selling expenses accounted for the greatest share of all expenses in 1996. This was primarily the result of test marketing for the Company's miniform product.

        The Company's net loss for the year ended December 31, 1997 decreased approximately $2,339,000 to $1,994,000 from $4,333,000 for the year ended December 31, 1996. This decrease is primarily the result of the receipt of a payment of $2,000,000 from P&G pursuant to the Company's licensing agreement with P&G.

        Research and development expenses for the year ended December 31, 1997 were approximately $666,000. Research and development expenses for the year ended December 31,

1996 totaled approximately $250,000. The increase in these expenses is primarily attributable to development costs of the Rapid-Sense diagnostic technology, preparations for the PadKit clinical work and patent work.

        General and administrative expenses for the year ended December 31, 1997 totaled approximately $1,080,000 and are attributed primarily to payroll, legal and administrative costs associated with the operations of the Company. The Company has taken significant measures during 1997 to reduce these costs.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1997, the Company had cash and cash equivalents of approximately $526,000 as compared to approximately $671,000 at December 31, 1996. To date, the Company has financed its growth and operations through private placements of Common Stock and capital leases. During 1997, the Company raised over $1.8 million dollars from private investors in exchange for 2,670,780 shares of the Company's Common Stock. In 1996 the Company raised over $1.9 million from private investors in exchange for 1,179,671 shares of the Company's Common Stock. Of the $1.9 million dollars raised in 1996, the Company agreed to put into escrow an allocated amount of the proceeds in order for the Company to meet its obligation for certain salaries and related benefits. Under terms of the financing, the proceeds will be held in escrow and drawn upon periodically as required over a two-year period ending May 1998.

        Subsequent to December 31, 1997, the Company has received $950,000, in exchange for 494,791 shares of the Company's Common Stock and $50,000 has been received in exchange for 26,042 shares of the Company's Common Stock and a warrant to purchase an additional 6,510 shares.

        The Company will have to raise additional capital in order to meet costs associated with marketing, research and development and related administrative activities. If the Company is unable to obtain such financing, it may be required to curtail its activities and may have to cease operations.

        The Company expects to continue to incur losses through 1998 and into 1999, as the cost of marketing, research and development will continue to exceed income from product sales. Exclusive of marketing costs the Company has approximately $200,000 per month of operating expenses. In order to carry out its marketing plan for the inSync miniform and its development plans for Rapid-Sense and the PadKit, the Company estimates it will need to raise approximately $6 million in financing over the next six months and $20 million thereafter. The Company does not expect significant amounts of debt financing to be available to it in the near term and that it will have to issue additional equity. The Company cannot predict on what terms any such financing might be available, but any such financing could involve issuances of equity below current market prices and result in significant dilution of existing stockholders.

        During 1997, the Company received an additional approximately $289,000 lease line-of-credit (the "Commitment") from First Corp. (First Portland Corporation) used for the purchases of capital equipment. The lease terms are for either 24 months or 36 months. At the maturity of each lease term, the Company will have the option to purchase the equipment at its fair market value, renew the lease annually at the fair rental value at such time or return the equipment to First Corp. The Company also received other smaller individual leasing commitments from other leasing companies during 1997. Throughout 1997, the Company entered into various capital lease obligations totaling approximatley $310,000 for new equipment used in the production of the inSync miniform and for research and development. The leased equipment collateralizes the underlying capital leases, with interest rates ranging from 6.24 percent per annum to 18.44 percent per annum and with various maturities ending in 2001. During 1998, the Company plans to lease additional production equipment for the miniform.

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

        Need for Additional Financing. During the fiscal year ended December 31, 1997, the Company incurred losses of approximately $2 million. The Company expects to incur losses each month through 1998 as the costs of marketing are expected to exceed income from product sales. In order to carry out its marketing plan for the inSync miniform, the Company estimates that it will need to raise substantial capital over the next two years. In addition, the Company expects to require additional funds for the development, manufacture and marketing of its planned products. The Company does not expect significant amounts of debt financing to be available to it in the near term and expects that it will have to issue additional equity to meet its financing needs. These funds may not be available or available on terms favorable to the Company or its stockholders. The Company cannot predict on what terms any such financing might be available, but any such financing could involve issuances of equity below current market prices and result in significant dilution of existing shareholders. The inability of the Company to obtain such financing could cause the Company to cease operation. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

        Competition. The Company's current products and products in development will compete with products from other companies that have an established market, more employees and substantially greater research, financial and marketing resources than the Company. Many of these competitors also have the resources to manufacture and market their own products, which in many cases the Company may not be able to do. The Company has licensed to P&G the rights to its miniform technology. The Company believes P&G has significantly greater resources than does the Company.

        Lack of Revenues from Products; Early State of Product Development. The inSync miniform, PadKit, Affirm and Rapid-Sense products are in the early stages of development or marketing. See "--Government Regulation". There have been no significant revenues from the miniform and Affirm and there have been no revenues at all from the PadKit or Rapid-Sense products. The Company does not have a stable baseload of demand for its products and cannot estimate the potential market for its products. Because the Company's products are in an early stage of development or marketing, the Company may encounter problems, delays, expenses and difficulties, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated developmental testing, regulatory compliance, manufacturing and marketing costs and competition. In addition, the Company's products are subject to the risks inherent in new products. These include the risk that products in development may not be successfully developed, or that the Company's products, once developed, may not be successfully manufactured, advertised and marketed, may not be commercially successful or may become obsolete within a short time after their development. Moreover, the costs of research and development and clinical trials for new products cannot be reliably forecast and may substantially exceed the Company's expectations and financial resources.

        Manufacturing Risks. The Company currently manufactures the inSync miniform. As a manufacturer, the Company will continually face risks regarding the availability and costs of raw materials and labor, the potential need for additional capital equipment, increased maintenance costs, plant and equipment obsolescence, quality control and excess capacity. A disruption in the Company's production or distribution could have a material adverse effect on the Company's financial results. The Company currently purchases certain raw materials from a single supplier. Although the Company does not believe it would be difficult to replace this supplier, the Company has not approved other suppliers for the sale of such raw materials to the Company.

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

        Patents, Trademarks and Proprietary Information. The Company has the right to or owns two unexpired U.S. patents covering the inSync miniform. These patents involve manufacturing methods, improved absorption, and design of the manufacturing apparatus. The Company has filed additional applications for the miniform involving such areas as a 100 percent biodegradable pad and a diagnostic collection device. In addition, the Company has the right to one patent related to the PadKit and has filed additional patents related to Rapid-Sense. The term for patents issued on applications filed on or after June 8, 1995 is 20 years from the date of the application or if the application contains a specific reference to an earlier filed application under USC Sections 120, 121 or 365(c), 20 years from the date on which the earliest such application was filed. The term of patents issuing on applications filed before June 8, 1995, is the greater of the 20-year term described above or 17 years from grant, depending on the amount of time between application and issuance.

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

        Trade secrets and confidential know-how are important to the Company's scientific and commercial success. Although the Company seeks to protect its proprietary information through confidential agreements and appropriate contractual provisions, others may develop independently the same or similar information or gain access to proprietary information of the Company. The Company has licensed certain of its technology to P&G. See "Patents and Trademarks."

        Government Regulation. Many of the Company's activities are subject to regulation by various local, state and federal regulatory authorities in the United States and by governmental authorities in foreign countries where its products may be marketed. Requests for regulatory approval for marketing in several other countries have been made and regulatory approval has been obtained in China. The Company cannot predict when or whether approvals in other countries will be obtained. The PadKit and RapidoSense are still in the development stage and will require FDA approval and approval from similar authorities in other countries. See "--Lack of Revenues from Products; Early State of Product Development." Obtaining such approvals may be a lengthy and expensive process and may involve extensive testing and clinical trials to demonstrate safety, reliability and efficacy. In addition, the process of obtaining approvals may be subject to changes in regulations resulting in unexpected costs and uncertainty. The Company may not be able to comply with the applicable requirements and necessary approvals may not be granted. Moreover, the extent and impact of future governmental regulations cannot be predicted. Failure to comply with the regulatory requirements applicable to the Company may result in fines, injunctions, civil penalties, recall or product seizure, among other penalties.

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

        Product Liability. The Company could be subject to claims for personal injuries or other damages resulting from its products. The Company carries general liability insurance with an aggregate limit of $5,000,000. While there have been no product liability claims against the Company, any claims for amounts exceeding its insurance coverage that were successful or protracted could have a material adverse effect on the Company. The Company's insurance may not adequately protect the Company against all such liabilities. The Company's insurance does not cover actions brought in countries other than the United States. The Company's current product is not intended for internal use and therefore the Company does not consider claims relating to toxic shock syndrome to be a risk to the Company. However, the Company cannot guarantee that the product will not be used internally by persons misusing the product. Claims relating to toxic shock syndrome are excluded from the Company's insurance policy.

ITEM 7.     FINANCIAL STATEMENTS

        Financial Statements begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

        The Company's executive officers and directors are:

       NAME                           AGE        POSITION
       ----                           ---        --------

       James E. Reinmuth, Ph.D.       57         Chairman, Chief Executive Officer and
                                                 Director

       Peter Burke                    53         President, Chief Operating Officer and
                                                 Chief Financial Officer

       William H. Fleming, Ph.D.      51         Vice Chairman-Diagnostics, Secretary and
                                                 Director

       Carol A. Scott, Ph.D.          48         Director

       RoseAnna Sevcik                34         Director

       James Wilson                   48         Director and Treasurer

       Robert L. Buck, Ph.D.          46         Vice President, Chief Technical Officer

        JAMES E. REINMUTH, Ph.D. has served as Chairman and Chief Executive Officer of the Company since September 1996. Dr. Reinmuth has been a director of the Company since May 1995. From May 1995 to September 1996, Dr. Reinmuth served as Treasurer of the Company. From July 1994 to May 1997, Dr. Reinmuth served as the Charles H. Lundquist Distinguished Professor of Business at the University of Oregon. From June 1976 until July 1994, Dr. Reinmuth served as Dean of the College of Business at the University of Oregon. Since 1988, Dr. Reinmuth has also served in several administrative positions within the University of Oregon.

        Dr. Reinmuth also serves as president and chief executive officer of Fuji Advanced Filtration, an industrial filter manufacturer. Dr. Reinmuth serves as a director with the following companies: W.E. Simon and Sons Asia Ltd., a merchant bank in Hong Kong; Asia Capital Ltd., an investment bank in Sri Lanka and Capital Consultants, Inc., an investment firm.

        PETER BURKE, has served as President and Chief Operating Officer of the Company since August of 1997. Mr. Burke has served as Chief Financial Officer of the Company since April 1997. Mr. Burke served as Executive Vice President of the Company from April 1997 to August 1997, and as a financial consultant for the Company from December 1996 to April 1997. From July 1982 to September 1996, Mr. Burke served as chief executive officer and chief financial officer for Shaw Surgical Company, a medical supply distribution company.

        WILLIAM H. FLEMING, Ph.D., has served as Vice Chairman-Diagnostics since August of 1997. Dr. Fleming has served as a Director and Secretary of the Company since February 1994. From February 1994 through August 1997, Dr. Fleming served as President and Chief Operating Officer of the Company. He was president, chief operating officer and a director of ProFem from July 1993 until its merger with the Company in June 1994. From April 1992 until July 1993, Dr. Fleming served as an associate with Sovereign Ventures, a health care consulting firm;

concurrently he served as director of corporate development of Antivirals, Inc., a biotechnology company involved in antisense technology.

        CAROL A. SCOTT, Ph.D., has served as a director of the Company since February 1995. Dr. Scott has served as Chairman of the Faculty, Department (School) of Management, at UCLA since 1990 and has been a professor at UCLA since 1977. Dr. Scott is a frequent author and lecturer and has served on the Editorial Board of the Journal of Consumer Research since 1980. Dr. Scott also serves on the Board of Directors of Baskin Robbins.

        ROSEANNA SEVCIK, has served as a Director of the Company since
May 1995. Ms. Sevcik has served as a vice president/senior portfolio manager of Penn Mutual, a life insurance company since May of 1996. From February 1993 to March 1996, Ms. Sevcik served as vice president/senior portfolio manager and as a director on the pension plans board of the Life Insurance Company of the Southwest. From February 1990 to February 1993, Ms. Sevcik served as senior portfolio manager/securities analyst at Securities Management and Research, an investment management services company.

        JAMES R. WILSON, has served as Treasurer and a director of the Company since September 1996. Mr. Wilson has served as general manager of Century Building Products, Inc., a manufacturing company, since August 1995. From January 1985 to August 1995, Mr. Wilson served as sales manager and corporate treasurer in various divisions of Speed Cut, Inc., a manufacturing company. From June 1982 through January 1995, Mr. Wilson served as principal for Rubicon Asset Management Corporation., an investment analysis company. Mr.
Wilson has been a licensed real estate agent since 1982.

        ROBERT L. BUCK, Ph.D., has served as Vice President - Technical Operations of the Company since June 1994. Dr. Buck is a Major in the U.S. Army Reserves and serves as a company commander in the 104th Training Division. From August 1992 to January 1994, Dr. Buck served as vice president of research and development for CELx, a subsidiary of IMRE Corporation, a cancer diagnostic company. Dr. Buck has been involved in the development of over 40 diagnostic products that have been introduced into the market, and has published several manuscripts in medical and scientific journals.

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

        In March 1997, the Company formed a Medical Advisory Panel. This panel currently consists of six members, two of whom are employees of the Company. The outside members are all prominent Ph.D.s and M.D.s specializing in public and/or women's health. The Medical Advisory Board is expected to provide guidance to the Company on clinical validations for its planned products.

ITEM 10:   EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

        The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and any other corporate officers who received in excess of $100,000 in compensation (the "Named Executive Officers") for each of the fiscal years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE
                                                                               LONG-TERM
                                                 ANNUAL COMPENSATION          COMPENSATION
                                              ------------------------    --------------------
                                                          OTHER ANNUAL         SECURITIES
       NAME AND PRINCIPAL                      SALARY     COMPENSATION         UNDERLYING
            POSITION                YEAR        ($)            ($)        OPTIONS/WARRANTS (#)
----------------------------------------------------------------------------------------------

James E. Reinmuth (1)               1997       40,000            -               53,334
  Chief Executive Officer           1996        7,500            -              250,000
  and Chairman                      1995            -            -               50,000

J. Peter Burke (2)                  1997       85,432            -              166,667
  President, Chief Operating
  Officer and Chief Financial
  Officer

William H. Fleming                  1997      115,000            -               53,334
  Vice Chairman-Diagnostics,        1996      115,000            -                    -
  Secretary and Director            1995      115,000            -                    -

James R. Wilson (3)   .             1997       50,000            -               93,334
  Treasurer and Director

John F. Perry (4)                   1997      157,083            -                    -
                                    1996      145,000            -                    -
                                    1995      145,000       10,000                    -

(1) James E. Reinmuth has served as Chief Executive Officer of the Company since September 1996.

(2)     J. Peter Burke began his employment with the Company in April 1997.

(3) James R. Wilson performed consulting services for the Company and then became an employee in May 1997.

(4) John F. Perry ceased employment with the Company on February 28, 1997. Mr. Perry voluntarily resigned as Chief Executive Officer of the Company in September 1996. Mr. Perry served as Chief Executive Officer from February 1994 to September 1996. See "Employment Agreements."

OPTION GRANTS

        The following table sets forth certain information regarding options granted to Named Executive Officers were granted options during the fiscal year ended December 31, 1997.


                                        OPTION GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS
                             -------------------------------------------------------------
                                                   PERCENT OF
                                                     TOTAL
                                    NUMBER OF       OPTIONS
                                    SECURITIES     GRANTED TO
                                    UNDERLYING     EMPLOYEES     EXERCISE
                                     OPTIONS           IN          PRICE      EXPIRATION
              NAME                   GRANTED      FISCAL YEAR    ($/SHARE)       DATE
-----------------------------      -----------    -----------    ---------    ------------
John F. Perry                            --           --            --
  Chief Executive Officer

James E. Reinmuth                    80,000 (1)       11.9%         $3.00      May 7, 2007
  Chief Executive Officer

J. Peter Burke                      200,000 (2)       29.8%         $3.00      May 7, 2007
  President, Chief Operating
Officer   and Chief Financial
Officer

William H. Fleming                   80,000 (1)       11.9%         $3.00       May 7, 2007
  Vice Chairman-Diagnostics,
  Secretary and Director

James R. Wilson                     140,000 (3)       20.9%         $3.00       May 7, 2007
  Treasurer and Director

(1) This option is subject to performance-based conditions to exercisability pursuant to which options to purchase 26,666 shares of Common Stock failed to vest and were canceled.

(2) This option is subject to performance-based conditions to exercisability pursuant to which options to purchase 33,333 shares of Common Stock failed to vest and were canceled.

(3) This option is subject to performance-based conditions to exercisability pursuant to which options to purchase 46,666 shares of Common Stock failed to vest and were canceled.

EXERCISE OF STOCK OPTIONS AND YEAR-END OPTION/WARRANT VALUES

        The following table sets forth certain information regarding options and warrants of the named executive officers as of December 31, 1997.

                       AGGREGATED OPTION EXERCISES IN 1997
                       AND YEAR-END OPTIONS/WARRANT VALUES

                                                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED             IN-THE-MONEY
                          SHARES                      OPTIONS/WARRANTS AT           OPTIONS/WARRANTS AT
                       ACQUIRED ON      VALUE           DECEMBER 31, 1997          DECEMBER 31, 1997 (5)
                          SHARES      REALIZED    ------------------------------------------------------------
       NAME            EXERCISE (#)      ($)        EXERCISABLE  UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
------------------    -----------   ------------- -------------  -------------    -----------   --------------
John F. Perry            617,140    $2,008,791(1)             0             0             0             0

James E. Reinmuth        160,000    $  534,400(2)       287,500        65,834             0             0

J. Peter Burke              --            --             25,000       141,667             0             0

William H. Fleming       557,140    $1,500,099(3)       150,000        53,334             0             0

James R. Wilson          160,000    $  364,400(4)        25,000       118,334         7,688         7,688

(1) Calculated based on the difference between the option exercise price and the closing price of the Common Stock on May 27, 1997 ($3.375 per share).

(2) Calculated based on the difference between the option exercise price and the closing price of the Common Stock on October 10, 1997 ($3.75 per share).

(3) Calculated based on the difference between the option exercise price and the closing price of the Common Stock on July 7, 1997 ($2.8125 per share).

(4) Calculated based on the difference between the option exercise price and the closing price of the Common Stock on June 30, 1997 ($2.6875 per share).

(5) The fair market value of the Company Common Stock was $2.4375 per share at December 31, 1997.

COMPENSATION OF DIRECTORS

        Directors of the Company who are also employed by the Company do not receive additional compensation for their services as directors. Non-employee directors of the Company receive compensation in the form of options to purchase the Company's Common Stock. Directors who serve on the committee which administers the Company's 1994 Incentive and Non-Qualified Stock Option Plan ("Plan") receive options pursuant to paragraph 13 of the Plan.

EMPLOYMENT AGREEMENTS

        The Company's predecessor entered into an employment agreement with William H. Fleming on July 5, 1993, as amended December 31, 1996 (the "Fleming Employment Agreement"). The Fleming Employment Agreement expires June 30, 1998. The Company may terminate Mr. Fleming's employment with or without cause. In the event of termination of employment by the Company, pursuant to the terms of the Fleming Employment Agreement, Mr. Fleming will be entitled to receive his annual base salary until the Fleming Employment Agreement's expiration date. Mr. Fleming may terminate employment with the Company upon one month's written notice.

        The Company's predecessor entered into an employment agreement with John
F. Perry on July 5, 1993, as amended September 6, 1996 (the "Perry Employment Agreement"). The terms of the Perry Employment Agreement are substantially identical to the Fleming Employment Agreement, except for the starting base salary. Mr. Perry's employment was terminated February 28, 1997. Pursuant to the terms of the Perry Employment Agreement, Mr. Perry will continue to receive his annual base salary until June 30, 1998.

        The Company entered into an employment agreement with James E. Reinmuth dated effective September 6, 1996 (the "Reinmuth Employment Agreement") with respect to Mr. Reinmuth's services as Chairman of the Board and Chief Executive Officer. The Reinmuth Employment Agreement provides for a salary of $2,500 per month from September 1996 through June 1997 and $4,000 per month starting July 1, 1998. The Reinmuth Employment agreement may be terminated on 30 days prior notice by either party.

        The Company entered into an employment agreement with J. Peter Burke dated effective April 28, 1997 (the "Burke Employment Agreement") with respect to Mr. Burke's services as the Company's President, Chief Operating Officer and Chief Financial Officer. The Burke Employment Agreement provides for an annual salary of $125,000. The Burke Employment agreement may be terminated on 30 days prior notice by either party.

        The Company entered into an employment agreement with James R. Wilson dated effective May 1, 1997 (the "Wilson Employment Agreement") with respect to Mr. Wilson's services as the Company's Treasurer. The Wilson Employment Agreement provides for a salary of $5,000 per month. The Wilson Employment agreement may be terminated on 30 days prior notice by either party.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers, directors and persons who own more than 10 percent of the Common Stock file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Form 4. Officers, directors and greater than 10 percent stockholders of the Company are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on reviews of such reports furnished to the Company and written representations that no other reports are required, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 1997.

ITEM 11:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership as of March 23, 1998 of the Company's Common Stock by $0.01 par value (i) each beneficial owner of more than 5 percent of the Common Stock,
(ii) the named executive officers, (iii) each director and director nominee of the Company and (iv) all directors and executive officers as a group. Each person named in the table has sole investment and voting power with respect to the shares set forth opposite his name or her name, except as otherwise noted.


         NAME AND ADDRESS OF               AMOUNT AND NATURE OF        PERCENT OF CLASS
           BENEFICIAL OWNER              BENEFICIAL OWNERSHIP (1)        OUTSTANDING
-------------------------------------    ------------------------      -----------------
William H. Fleming                                 853,092(2)                 6.6%
10180 SW Nimbus Ave.,
Suite J-5
Portland, OR  97223
Vice-Chairman, Secretary and Director


James E. Reinmuth                                  545,337(3)                 4.2%
5171 Solar Heights Drive
Eugene, OR  97405
Chairman and Chief Executive Officer


J. Peter Burke                                      88,333(4)                 *
10180 SW Nimbus Ave.,
Suite J-5
Portland, OR  97223
President, Chief Operating
Officer and Chief Financial Officer


         NAME AND ADDRESS OF               AMOUNT AND NATURE OF        PERCENT OF CLASS
           BENEFICIAL OWNER              BENEFICIAL OWNERSHIP (1)        OUTSTANDING
-------------------------------------    ------------------------      -----------------
Carol A. Scott                                      20,000(5)                 *
1834 Park Blvd.
Palo Alto, CA  94306
Director


RoseAnna Sevcik                                     37,500(6)                 *
1736 Aidenn Lair
Dresher, PA  19025
Director


James R. Wilson                                    406,765(7)                 3.2%
3198 Powder River Drive
Eugene, OR  97408
Treasurer and Director


Capital Consultants, Inc.                        3,792,419(9)
2300 SW First Avenue, Suite 200
Portland, OR  97201


Cort MacKenzie Securities, Inc.                 1,303,585(10)                 9.3%
5335 SW Meadows Road, Suite 270
Lake Oswego, OR 97035


John F. Perry                                         735,710                 5.8%
2451 S. Ponte Vedra Blvd.
Ponte Vedra, FL  32082


All directors and officers                      2,704,240(11)                20.3%
As a group (7 persons)

----------
*      Less than 1%.

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

(2) Includes 176,667 shares issuable upon exercise of options to purchase Common Stock and shares beneficially owned by various members of William
        H. Fleming's family including 10,000 owned by his son, 10,000 owned by his daughter and 1,000 owned by his father. Mr. Fleming disclaims the beneficial ownership of the shares held by his son, daughter and father.

(3) Includes 23,000 shares of Common Stock held by the Reinmuth Family Trust, 8,000 shares held by Kazumitsu Shiomi, 23,000 shares held by Terry A. Reinmuth, 4,000 shares held by Hilary J. Reinmuth, 4,000 shares held by Jennifer C. Reinmuth, 250,000 shares issuable upon exercise of a warrant to purchase Common Stock and 76,667 shares issuable upon exercise of options to purchase Common Stock.

(4) Includes 83,333 shares issuable upon the exercise of options to purchase Common Stock.

(5) Includes 20,000 shares issuable upon the exercise of options to purchase Common Stock.

(6) Includes 37,500 shares issuable upon the exercise of options to purchase Common Stock.

(7) Includes 160,000 shares of Common Stock held jointly with Mr. Wilson's spouse and 96,667 shares issuable upon the exercise of options to purchase Common Stock.

(8) Includes 25,000 shares issuable upon the exercise of options to purchase Common Stock.

(9) Includes 50,000 shares issuable upon exercise of a warrant to purchase Common Stock and all shares with respect to which Capital Consultants, Inc. acts as an agent. Capital Consultants, Inc. is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and has on behalf of certain of its clients sole voting power and sole investment power with respect to these shares.

(10) Includes 15,000 shares of Common Stock held by Cort Mackenzie & Thomas, Inc. and 642,250, 308,750 and 270,000 shares issuable upon exercise of warrants to purchase Common Stock held by Cort Mackenzie & Company, Cort Mackenzie & Thomas and Thomas C. Stewart, respectively.

(11) Includes 255,834 shares issuable upon the exercise of options to purchase Common Stock and 250,000 shares issuable upon exercises of warrants to purchase Common Stock.

ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There were no related transactions during the year ended December 31, 1997.

ITEM 13:   EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             See Exhibit Index.

      (b)    Reports on Form 8-K filed during Last Quarter of Fiscal Year.

             None.

                        A-FEM MEDICAL CORPORATION

                        FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
                        TOGETHER WITH AUDITORS' REPORT

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of A-Fem Medical Corporation:

We have audited the accompanying balance sheets of A-Fem Medical Corporation (a Nevada corporation) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A-Fem Medical Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has limited net capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




Portland, Oregon
  March 2, 1998

                             A-FEM MEDICAL CORPORATION


                                   BALANCE SHEETS

                          AS OF DECEMBER 31, 1997 AND 1996

                                       ASSETS
                                       ------
                                                                       1997               1996
                                                                  ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $    525,767       $    671,495
  Restricted cash (Note 1)                                              52,500            159,375
  Accounts receivable                                                   58,508             30,772
  Inventories (Note 2)                                                 172,963            190,818
  Prepaid expenses and other                                           213,402            155,941
                                                                  ------------       ------------
          Total current assets                                       1,023,140          1,208,401

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS
  (Note 3)                                                           1,194,449            857,159
  Less- Accumulated depreciation and amortization                     (371,401)          (236,937)
                                                                  ------------       ------------
                                                                       823,048            620,222

PATENTS AND LICENSES, net                                               60,971             28,891

LOANS RECEIVABLE - Officers and directors                               58,710            124,093
                                                                  ------------       ------------
           Total assets                                           $  1,965,869       $  1,981,607
                                                                  ============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $    529,588       $    249,472
  Current portion - capital lease obligations (Note 4)                 262,772            178,433
  Accrued expenses                                                      59,368             56,221
  Accrued salaries and benefits                                        162,174            292,493
  Accrued settlement for litigation (Note 7)                                 -            240,000
                                                                  ------------       ------------
          Total current liabilities                                  1,013,902          1,016,619

LONG-TERM PORTION - CAPITAL LEASE OBLIGATIONS (Note 4)                 221,357            195,612
                                                                  ------------       ------------
          Total liabilities                                          1,235,259          1,212,231

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized 33,000,000
    shares; issued 12,798,694 shares and 10,127,914
    shares at December 31, 1997 and 1996, respectively                 127,987            101,279
  Additional paid-in capital                                        12,331,811         10,403,611
  Accumulated deficit                                              (11,729,188)        (9,735,514)
                                                                  ------------       ------------
          Total stockholders' equity                                   730,610            769,376
                                                                  ------------       ------------
          Total liabilities and stockholders' equity              $  1,965,869       $  1,981,607
                                                                  ============       ============

      The accompanying notes are an integral part of these balance sheets.

                             A-FEM MEDICAL CORPORATION


                              STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                1997          1996
                                                            -----------   -----------
REVENUES:
  Sales, net of discounts                                   $    89,717   $   192,682
                                                            -----------   -----------
          Net sales                                              89,717       192,682

COST OF SALES:
  Cost of goods sold                                            158,130        72,480
                                                            -----------   -----------
          Gross margin                                          (68,413)      120,202

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 (3,286,213)   (4,214,992)

RESEARCH AND DEVELOPMENT EXPENSES                              (665,740)     (249,612)
                                                            -----------   -----------
          Operating loss                                     (4,020,366)   (4,344,402)
                                                            -----------   -----------

OTHER INCOME (EXPENSE):
  Interest income                                                94,273        47,595
  Interest expense                                              (70,199)      (38,893)
  Licensing income                                            2,000,000             -
  Miscellaneous income                                            2,618         2,586
                                                            -----------   -----------
                                                              2,026,692        11,288
                                                            -----------   -----------
          Net loss                                          $(1,993,674)  $(4,333,114)
                                                            ===========   ===========

NET LOSS PER SHARE, basic and diluted                       $      (.17)  $      (.47)
                                                            ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                          11,682,687     9,183,085
                                                            ===========   ===========


          The accompanying notes are an integral part of these statements.

                            A-FEM MEDICAL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                     Common Stock            Additional
                                                                              ------------------------         Paid-In
                                                                                Shares         Amount          Capital
                                                                              ---------       --------       ----------

BALANCE, December 31, 1995                                                      8,948,243      $ 89,482      $ 8,499,708

  Common stock issued on options exercised for cash, $0.12 per share               40,000           400            4,400
  Common stock issued on warrants exercised for cash, $1.00 per share             256,650         2,567          254,083
  Common stock issued on warrants exercised for cash, $1.25 per share              10,000           100           12,400
  Common stock issued for cash, $1.92 per share, net of financing costs           638,021         6,380        1,202,719
  Common stock issued for cash, $2.00 per share, net of financing costs           235,000         2,350          430,301
  Net loss                                                                              -             -                -
                                                                               ----------      --------      -----------
BALANCE, December 31, 1996                                                     10,127,914       101,279       10,403,611

  Common stock issued on options exercised for cash, $0.12 per share, net
    of financing costs                                                          1,174,280        11,743          128,841
  Common stock issued on warrants exercised for cash, $0.41 per share             480,000         4,800          192,000
  Common stock issued on warrants exercised for cash, $1.00 per share, net
    of financing costs                                                            343,500         3,435          338,128
  Common stock issued on warrants exercised for cash, $1.50 per share              33,000           330           49,170
  Common stock issued on warrants exercised for cash, $1.64 per share              10,000           100           16,300
  Common stock issued for cash, $2.00 per share, net of financing costs           530,000         5,300        1,004,761
  Common stock issued for proprietary assets, $2.00 per share                     100,000         1,000          199,000
  Net loss                                                                              -             -                -
                                                                               ----------      --------      -----------
BALANCE, December 31, 1997                                                     12,798,694      $127,987      $12,331,811
                                                                               ==========      ========      ===========

                                                                                                        Total
                                                                               Accumulated           Stockholders'
                                                                                  Deficit                 Equity
                                                                                -----------          --------------

BALANCE, December 31, 1995                                                     $ (5,402,400)          $ 3,186,790

  Common stock issued on options exercised for cash, $0.12 per share                      -                 4,800
  Common stock issued on warrants exercised for cash, $1.00 per share                     -               256,650
  Common stock issued on warrants exercised for cash, $1.25 per share                     -                12,500
  Common stock issued for cash, $1.92 per share, net of financing costs                   -             1,209,099
  Common stock issued for cash, $2.00 per share, net of financing costs                   -               432,651
  Net loss                                                                       (4,333,114)           (4,333,114)
                                                                               ------------           -----------
BALANCE, December 31, 1996                                                       (9,735,514)              769,376

  Common stock issued on options exercised for cash, $0.12 per share, net
    of financing costs                                                                    -               140,584
  Common stock issued on warrants exercised for cash, $0.41 per share                     -               196,800
  Common stock issued on warrants exercised for cash, $1.00 per share, net
    of financing costs                                                                    -               341,563
  Common stock issued on warrants exercised for cash, $1.50 per share                     -                49,500
  Common stock issued on warrants exercised for cash, $1.64 per share                     -                16,400
  Common stock issued for cash, $2.00 per share, net of financing costs                   -             1,010,061
  Common stock issued for proprietary assets, $2.00 per share                             -               200,000
  Net loss                                                                       (1,993,674)           (1,993,674)
                                                                               ------------           -----------
BALANCE, December 31, 1997                                                     $(11,729,188)          $   730,610
                                                                               ============           ===========

                     The accompanying notes are an integral
                           part of these statements.

                             A-FEM MEDICAL CORPORATION



                              STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                1997          1996
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(1,993,674)   $(4,333,114)
  Adjustments to reconcile net loss to net cash flows
    used in operating activities-
      Depreciation and amortization                            150,812        146,351
      Loss on disposal of assets                                 5,459              -
      Changes in operating assets and liabilities:
        Restricted cash                                        106,875       (159,375)
        Accounts receivable                                    (27,736)       (28,707)
        Inventories                                             17,855        (31,198)
        Prepaid expenses and other                             (57,461)       102,548
        Accounts payable                                       280,116         52,925
        Accrued salaries and benefits                         (130,319)       276,773
        Accrued expenses                                         3,147        (13,779)
        Accrued settlement for litigation                      (40,000)       240,000
                                                           -----------    -----------
          Net cash used in operating activities             (1,684,926)    (3,747,576)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment, furniture and leasehold
    improvements                                               (48,192)      (101,980)
  Net proceeds from sale of equipment                            1,650              -
  Other assets                                                 (34,621)       (14,502)
                                                           -----------    -----------
          Net cash used in investing activities                (81,163)      (116,482)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to (repayments of) loans receivable, net            65,383         (7,333)
  Net proceeds from sale of Common Stock                     1,754,908      1,915,700
  Proceeds from borrowings for capital lease
    obligations, net of repayments                            (199,930)       163,145
                                                           -----------    -----------
          Net cash provided by financing activities          1,620,361      2,071,512
                                                           -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (145,728)    (1,792,546)

CASH AND CASH EQUIVALENTS, beginning of period                 671,495      2,464,041
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                   $   525,767    $   671,495
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Issuance of common stock as settlement for litigation    $   200,000       $      -
  Equipment acquired under capital leases                      310,014        210,900


        The accompanying notes are an integral part of these statements.

                             A-FEM MEDICAL CORPORATION


                           NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1997 AND 1996



1.  ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

Organization

A-Fem Medical Corporation (the Company or A-Fem) is a women's health care company. A-Fem has developed three core product technology platforms, one based on its inSync(TM) miniform interlabial pad, another based on the Rapid-Sense(TM) diagnostic products and a third based on the Padkit(TM) collection device. The miniform is a new type of feminine hygiene product that is worn interlabially. A-Fem's first miniform application, the inSync(TM) miniform, has received Food and Drug Administration (FDA) approval and was launched in a market roll-out in Oregon and Washington in January 1998. The Company expects to use its Rapid-Sense diagnostic technology to create rapid response, low cost, point-of-use diagnostic tools which generate quantifiable results. The core technology development for Rapid-Sense(TM) diagnostic products has been completed and applications are under development. The Padkit(TM) contains a miniform to be used during a woman's menstrual cycle to collect a sample for diagnostic testing.

The Company has experienced significant operating losses during the years ended December 31, 1997 and 1996 and has continued to incur losses into the first quarter of 1998. Further, the Company has not generated significant revenues. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investment commitments in its common stock of approximately $1.8 million during 1997 and raising over $1.9 million in equity financing from various groups of private investors during 1996; however, there can be no assurance that the Company's efforts to raise additional funding or enter into a strategic alliance will be successful. If the company is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient profitable sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations and the Company may be forced to cease operations.

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

Net Loss per Share

Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Prior period amounts have been restated to conform with the presentation requirements of SFAS
128. Following is a reconciliation of basic EPS and diluted EPS for the years ended December 31:

                                            1997                                        1996
                           ----------------------------------------   ---------------------------------------
                                                            Per                                         Per
                                                            Share                                      Share
                               Income           Shares     Amount         Income           Shares      Amount
                            -----------      -----------   -------     ------------      -----------   ------
Basic EPS:
  Income available to
    Common Shareholders     $(1,993,674)      11,682,687     $(.17)    $(4,333,114)       9,183,085     $(.47)

Effect of dilutive
  securities:
    Stock options                     -                -        -                -                -        -
                            -----------      -----------     ----      -----------      -----------     ----
Diluted EPS:
  Income available to
    Common Shareholders     $(1,993,674)      11,682,687     $(.17)    $(4,333,114)       9,183,085     $(.47)
                            ===========      ===========     ====      ===========      ===========     ====

Stock options, warrants and convertible debentures have not been included in the calculation of weighted average shares outstanding because their effect would be antidilutive.

Supplemental Cash Flow Disclosure

Total cash paid for interest was $70,199 and $38,761 for the years ended December 31, 1997 and 1996, respectively.

Use of Estimates

The preparation of these financial statements required the use of certain estimates by management in determining the recorded amounts of the Company's assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.  INVENTORIES:

Inventories consisted of the following components at December 31:

                            1997      1996
                          --------  --------

Raw materials             $ 79,695  $ 46,422
Work-in-process              6,054   118,271
Finished goods              87,214    26,125
                          --------  --------
                          $172,963  $190,818
                          ========  ========

3.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

                                                               1997                1996
                                                           -----------         -----------
Equipment                                                  $ 1,040,073         $   722,916
Furniture and fixtures                                          37,225              30,469
Leasehold improvements                                         117,151             103,774
                                                           -----------         -----------
                                                             1,194,449             857,159
Less- Accumulated depreciation and amortization               (371,401)           (236,937)
                                                           -----------         -----------
Net equipment, furniture and leasehold improvements        $   823,048         $   620,222
                                                           ===========         ===========

Included in the above table are amounts relating to assets utilized under capital leases which had a net book value of $711,048 at December 31, 1997.

4. OBLIGATIONS UNDER CAPITAL LEASES:

Certain collateralized equipment is leased by the Company, which obligations are reflected by the secured leases as noted below. This equipment is used for the research and development of new products and for the manufacturing and production of the miniform.

Future minimum lease payments under capital leases as of December 31 are as follows:

1998                                                               $ 318,465
1999                                                                 200,403
2000                                                                  37,253
2001                                                                   4,777
                                                                   ---------
          Total minimum lease payments                               560,898

Less- Amount representing interest (at rates ranging from
  6.24% to 18.44%)                                                   (76,769)
                                                                   ---------
Present value of minimum lease payments                              484,129
Less- Current portion                                               (262,772)
                                                                   ---------
                                                                   $ 221,357
                                                                   =========

5.  STOCKHOLDERS' EQUITY:

Common Stock Options

During 1994, the Company adopted the 1994 Incentive and Non-Qualified Stock Option Plan (the Incentive Plan), under which 3,300,000 shares of Common Stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Incentive Plan. The Incentive Plan provides for administration by a Committee comprised of not less than two members of the Company's Board of Directors. Such Committee (or the Board of Directors in its absence) determines the number of shares, option price, duration and other terms of the options granted under the Incentive Plan. Qualified options are available for issuance to employees of the Company. Nonqualified options are available for issuance to consultants, advisors and others having a relationship with the Company, on terms as determined by the Committee. Under the Incentive Plan, the exercise price of a qualified option cannot be less than the fair market value on the date of grant and the exercise price of a nonqualified option is determined by the Committee on the date of grant. Options granted under the Incentive Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant.

Activity under the Incentive Plan is summarized as follows:

                                                    Weighted Average
                                    Shares Subject   Exercise Price
                                      to Options        Per Share
                                    --------------  ----------------
Balance at December 31, 1995          2,136,530           $1.67
  Options granted                       175,000            3.96
  Options exercised                     (40,000)           0.12
  Options canceled                      (28,500)           2.48
                                     ----------           -----
Balance at December 31, 1996          2,243,030            1.77
  Options granted                       730,076            3.12
  Options exercised                  (1,174,280)           0.12
  Options canceled                     (433,831)           3.36
                                     ----------           -----
Balance at December 31, 1997          1,364,995           $3.17
                                     ==========           =====

Of the outstanding options at December 31, 1997 and 1996, 1,152,245 and 2,030,280, respectively, were qualified stock options and 212,750 and 212,750, respectively, were nonqualified stock options. The options are exercisable for shares of the Company's Common Stock. Outstanding options and rights expire on various dates through June 2007. The number of shares available for grant under the Incentive Plan was 687,225 at December 31, 1997.

The following table summarizes information about stock options outstanding at December 31, 1997:

                 Options Outstanding                     Options Exercisable
 ---------------------------------------------------  -------------------------
                                Weighted                 Number of
                 Number         Average     Weighted      Shares       Weighted
  Range of   Outstanding at    Remaining     Average  Exercisable at   Average
  Exercise    December 31,    Contractual   Exercise   December 31,    Exercise
   Prices           1997      Life - Years    Price          1997       Price
----------   --------------   ------------  --------   -------------   --------
 $1.75-2.88       390,978         7.0         $2.04        321,307      $1.93
  3.00-4.69       824,017         9.2          3.35        259,462       3.55
  5.13            150,000         6.8          5.13        150,000       1.93
 ----------     ---------         ---         -----        -------      -----
 $1.75-5.13     1,364,995         8.8         $3.17        730,769      $3.16
 ==========     =========         ===         =====        =======      =====

At December 31, 1996, 1,787,530 options were exercisable at a weighted average exercise price of $1.32 per share.

Common Stock Warrants

As of December 31, 1997, warrants for a total of 2,486,416 shares of Common Stock had been awarded. The warrants may be exercised for shares of the Company's Common Stock. The following summarizes outstanding warrants for shares of the Company's Common Stock:

                                                     Shares    Weighted Average
                                                   Subject to   Exercise Price
                                                    Warrants        Per Share
                                                   ----------  ----------------
Balance at December 31, 1995                        3,297,900        $1.65
  Warrants granted                                    325,000         4.45
  Warrants exercised                                 (266,650)        1.01
  Warrants canceled                                    (5,000)        4.00
                                                    ---------        -----
Balance at December 31, 1996                        3,351,250         1.96

  Warrants granted                                     50,000         2.00
  Warrants exercised                                 (866,500)        0.70
  Warrants canceled                                   (48,334)        3.02
                                                    ---------        -----
Balance at December 31, 1997                        2,486,416        $2.39
                                                    =========        =====

Number exercisable at December 31, 1997             2,486,416        $2.39

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

The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                      For the Year Ended
                                         December 31,
                                    ----------------------
                                        1997        1996
                                    ----------   ---------
Average risk-free interest rate         6.00%       6.37%
Expected dividend yield                   -           -
Expected lives                        6 years     6 years
Expected volatility                    83.30%      93.67%

Using the Black-Scholes methodology, the total value of options granted during 1997 and 1996 was $1,399,835 and $550,750, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1997 and 1996 was $2.35 per share and $3.15 per share, respectively. If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                 1997                        1996
                      --------------------------  --------------------------
                      As Reported     Pro Forma   As Reported     Pro Forma
                      ------------   -----------  ------------   ------------
Net loss               $(1,993,674)  $(2,660,895)  $(4,333,114)  $(4,650,377)
Net loss per share         (.17)         (.23)         (.47)         (.51)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts SFAS 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

6.  INCOME TAXES:

As of December 31, 1997, the Company had federal net operating loss (NOL) carryforwards of approximately $9,804,957. If not applied against future taxable income, the federal NOL carryforwards will expire in the years 2001 through 2011. Changes in the Company's ownership have caused an annual limitation on the amount of carryforwards that can be utilized and start-up costs that can be amortized. As of December 31, 1997 and 1996, the Company had net deferred tax assets of approximately $3.7 million and $2.9 million, respectively, primarily resulting from deferred start-up costs and NOL carryforwards. In accordance with SFAS 109, at December 31, 1997 and 1996 a valuation allowance was recorded to reduce net deferred tax assets to zero.

7.  COMMITMENTS AND CONTINGENCIES:

Employment Contract

The Company has an employment contract with an officer, who is also a director of the Company. Under terms of the contract as amended, the Company committed to pay an annual salary for the five-year period ending June 30, 1998. As of December 31, 1997, salary related to this contract totaled approximately $115,000 and, under terms of the contract, may be increased in the future.

Operating Leases

As of March 1996, the Company relocated its corporate office and product development facilities to 7,100 square feet of leased space within the same business park as its former office. In addition, the Company leases its warehouse and manufacturing facilities in the same business park. Other leases have terms of one year or less. Future minimum lease payments for office, warehouse and manufacturing facilities at December 31, 1997 totaled $241,931 and are payable as follows:

                      1998         $153,497
                      1999           71,380
                      2000           12,975
                      2001            4,079

Rent expense was $119,421 and $127,338 for the years ended December 31, 1997 and 1996, respectively.

Litigation

During 1995, the Company was named as a defendant in a civil action brought in the Circuit Court of Oregon for Washington County by Kassia International Incorporated (the Plaintiff). The complaint alleged that the Company breached its obligations to complete the purchase of the Plaintiff in the spring of 1995 and sought damages of up to $6 million under various theories. During 1996, a settlement agreement was reached. The Company paid certain expenses of Kassia of $90,000, of which $50,000 was covered by insurance, and issued 100,000 shares of the Company's common stock as consideration for certain proprietary assets of the Plaintiff. The fair market value of the stock was $2.00 at the date of settlement.

8.  LICENSING AGREEMENT:

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

9.  SUBSEQUENT EVENT:

Financing Commitment

During the first quarter of 1998, in various transactions, the Company issued 520,833 shares of the Company's Common Stock in exchange for $1,000,000 in cash from a group of private investors. The financing is intended to assist in meeting the Company's operating needs while it pursues additional sources of financing.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          A-FEM MEDICAL CORPORATION



                          By:  /s/J. Peter Burke
                               -------------------------------------------
                               J. Peter Burke
                               President, Chief Operating Officer and
                               Chief Financial Officer

                               Date: March 31, 1998

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



             SIGNATURE                                 TITLE                         DATE
          /s/J. Peter Burke              President, Chief Operating             March 31, 1998
-------------------------------------    Officer and Chief Financial
           J. Peter Burke                Officer (principal financial
                                         officer and principal
                                         accounting officer)


        /s/James E. Reinmuth             Chairman, Chief Executive Officer      March 31, 1998
-------------------------------------    and Director (principal executive
          James E. Reinmuth              officer)


       /s/William H. Fleming             Vice Chair-Diagnostics,                March 31, 1998
-------------------------------------    Secretary and Director
         William H. Fleming


         /s/James R. Wilson              Treasurer and Director                 March 31, 1998
-------------------------------------
          James R. Wilson


         /s/ Carol A. Scott              Director                               March 31, 1998
-------------------------------------
           Carol A. Scott


        /s/ RoseAnna Sevcik              Director                               March 31, 1998
-------------------------------------
          RoseAnna Sevcik

                                  EXHIBIT INDEX
                                       FOR
                            A-FEM MEDICAL CORPORATION
                                   FORM 10-KSB
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31,1997


3.1(1)     Articles of Incorporation, as amended.

3.2(1)     Bylaws, as amended.

10.1(2) License Agreement dated April 30, 1986 between Shalom Z. Hirschman, M.D., and Marvin P. Loeb & Company.

10.2(2) Limited License & Option Agreement between Marvin Loeb & Company and the Company dated December 30, 1986.

*10.3(3) Share Exchange Agreement among Xtramedics, Inc., ATHENA Profem, Inc., and ATHENA stockholders dated February 17, 1994.

*10.4(3) Assumption of Employment Agreement between the Company and John F. Perry dated February 17, 1994.

*10.5(3) Employment Agreement between Athena Medical Corporation (an Oregon corporation) and John F. Perry dated as of July 1, 1993.

*10.6(3) Assumption of Employment Agreement between the Company and William H. Fleming dated February 17, 1994.

*10.7(3) Employment Agreement between Athena Medical Corporation (an Oregon corporation) and William H. Fleming dated as of July 1, 1993.

10.8(4) Amendment of Employment Contract between the Company and John F. Perry dated September 6, 1996.

*10.9(4) Amendment of Employment Contract between the Company and William H. Fleming dated December 31, 1996.

*10.10(5)  Business Park Lease between the Company, Petula Associates, Ltd. and
           Koll Portland Associates dated March 1, 1996.

*10.11(2)  Registration Rights Agreement between Athena Medical Corporation and
           Capital Consultants, Inc., dated December 29, 1994. Incorporated by reference to Exhibit 10.13 to the S-2.

*10.12(6)  Registration Rights Agreement used for Mr. Waller, Esler, Stephens &
           Buckley and Lane, Powell, Spears and Lubersky.

10.13(4)   Form of Registration Rights Agreement.

*10.14(4)  A-Fem Medical Corporation's 1994 Incentive and Non-Qualified Stock
           Option Plan dated as of June 7, 1994.

*10.15(4)  Form of Incentive Stock Option Agreement.

*10.16(4)  Form of Non-Statutory Stock Option Agreement.

10.17(4)   Form of Purchase Warrant Certificate.

10.18(5) Amendment of Agreement between the Company and Beijing Kang Mei Biological Products, Ltd. (a joint venture comprised of Cort MacKenzie & Thomas Inc., and Fang-Hai Science and Technology).

*10.19(4)  Employment Agreement between the Company and Sarah P. Van Dyck dated
           May 28, 1996.

*10.20(4)  Employment Agreement between the Company and James E. Reinmuth dated as of September 6, 1996.

*10.21(4)  Employment Agreement between the Company and James R. Wilson dated as of May 1, 1996.

*10.22(4)  Employment Agreement between the Company and Paul Mueggler dated as of February 27, 1997.

*10.23(1)  Employment Agreement between the Company and J. Peter Burke dated as of April 28, 1997.

10.24      Form of Capital Lease between the Company and First Portland Leasing
           Corp.


27.1       Financial Data Schedule.

-----------

(1) Incorporated by reference from the exhibit filing to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.


(2) Incorporated by reference from the exhibit filing to the Company's Registration Statement on Form S-2 (file no. 33-88230), filed with the SEC on January 5, 1995.


(3) Incorporated by reference from the exhibit filing to the Company's 10-QSB/A for the period ended March 31, 1994.


(4) Incorporated by reference from the exhibit filing to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


(5) Incorporated by reference from the exhibit filing to the Company's Registration Statement on Form S-2 (file no. 333-2053), filed with the SEC on March 29, 1996.

*          Indicates management contract or compensation plan.