Form 10QSB
period 1998-03-31
AFEM MEDICAL CORP
filed 1998-05-15
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

       [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

       [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ To _________


                      Commission File Number:    0-17119
                                                 -------

                            A-Fem Medical Corporation
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

                   Nevada                                  33-0202574
       -------------------------------                 ------------------
       (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                  Identification No.)

                         10180 SW Nimbus Ave., Suite J5
                               Portland, OR 97223
                     --------------------------------------
                         (Address of principal executive
                                    offices)

                                  (503)968-8800
                     --------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 1998, the issuer had outstanding 13,788,280 shares of its $.01 par value Common Stock.

Transitional Small Business Disclosure Format: (Check one) Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1. FINANCIAL STATEMENTS

                            A-Fem Medical Corporation
                                 BALANCE SHEETS

                                                                                    As of
                                                                        -------------------------------
                                                                         March 31,         December 31,
                                                                            1998               1997
                                                                        ------------       ------------
                                                                         (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents                                          $     49,827       $    525,767
     Restricted Cash                                                          24,959             52,500
     Accounts Receivable                                                      79,794             58,508
     Inventory                                                               163,034            172,963
     Prepaids and Other                                                      209,017            213,402
                                                                        ------------       ------------
          Total Current Assets                                               526,631          1,023,140

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                               1,222,500          1,194,449
     Less:  Accumulated Depreciation                                        (413,753)          (371,401)
                                                                        ------------       ------------
                                                                             808,747            823,048
PATENTS and LICENSES, net                                                     61,054             60,971

LOANS RECEIVABLE - Officers and Directors                                     59,581             58,710
                                                                        ------------       ------------
          Total Assets                                                  $  1,456,013       $  1,965,869
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                                   $    383,486       $    529,588
     Current Portion of Capital Lease Obligation                             256,512            262,772
     Accrued Expenses                                                         24,675             59,368
     Accrued Salaries and Related Liabilities                                107,506            162,174
                                                                        ------------       ------------
          Total Current Liabilities                                          772,179          1,013,902

     Long-Term Portion of Capital Lease Obligation                           167,678            221,357
                                                                        ------------       ------------
          Total Liabilities                                                  939,857          1,235,259

STOCKHOLDERS' EQUITY

     Common Stock, $0.01 par value, authorized 33,000,000
       shares; 13,319,528 and 12,798,694 shares issued and
       outstanding at March 31, 1998 and December 31, 1997                   133,195            127,987
     Additional Paid-in Capital                                           13,321,354         12,331,811
     Accumulated Deficit                                                 (12,938,393)       (11,729,188)
                                                                        ------------       ------------
          Total Stockholders' Equity                                         516,156            730,610
                                                                        ------------       ------------
          Total Liabilities and Stockholders' Equity                    $  1,456,013       $  1,965,869
                                                                        ============       ============

The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      For the three months ended
                                                               March 31
                                                    -------------------------------
                                                        1998               1997
                                                    ------------       ------------
Sales, net                                          $    100,051       $     11,803
Cost of Sales                                           (122,905)          (122,311)
                                                    ------------       ------------
      Gross Margin                                       (22,854)          (110,508)

Operating Expenses:
     Regulatory Affairs                                   15,669             36,083
     Research and Development                            171,579             91,251
     Marketing and Selling                               806,202            152,511
     General and Administrative                          188,357            242,119
                                                    ------------       ------------
Net Operating Loss                                     1,181,807            632,472

Other Income (Expense)                                    (4,544)            (2,927)
                                                    ------------       ------------
         Net Loss                                   $  1,209,205       $    635,399
                                                    ============       ============
Basic and Diluted Net Loss Per Share                $       0.09       $       0.06
                                                    ============       ============
Weighted Average Shares Outstanding                   13,319,528         10,453,502
                                                    ============       ============

The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)


                                                                            For the three months
                                                                                Ended March 31
                                                                        -------------------------------
                                                                            1998               1997
                                                                        ------------       ------------
Cash Flows From Operating Activities:

Net Loss                                                                $ (1,209,205)      $   (635,399)

Adjustments to reconcile net loss to net cash
  Used in operating activities:
     Depreciation and amortization                                            42,674             33,963
     Loss on disposal of assets                                                   --              4,470
     Changes in working capital:
          Restricted cash                                                     27,541             26,248
          Accounts receivable                                                (21,286)            18,806
          Inventory                                                            9,929             (1,768)
          Prepaid expenses and other                                           4,385            (12,070)
          Accounts payable                                                  (146,102)           (21,481)
          Accrued salaries and related liabilities                           (54,668)           (53,632)
          Accrued expenses                                                   (34,693)           (46,738)
                                                                        ------------       ------------
             Net cash used in operating activities                        (1,381,425)          (687,601)

Cash Flows From Investing Activities:
     Purchases of equipment, furniture and leaseholds                        (28,051)                --
     Other assets                                                               (405)                --
                                                                        ------------       ------------
             Net cash used in investing activities                           (28,051)                --

Cash Flows From Financing Activities:
     Additions to notes receivable, net of repayments                           (871)            67,995
     Net proceeds from long-term lease obligations,
       net of repayments                                                     (59,939)             3,865
     Net proceeds from sale of Common Stock, exercise
       of options and warrants                                               994,751          1,082,807
                                                                        ------------       ------------
             Net cash provided by financing activities                       933,941          1,154,667

Net Increase (Decrease) in Cash and Cash Equivalents                        (475,940)           467,066

Cash and Cash Equivalents, beginning of period                               525,767            671,495
                                                                        ------------       ------------
Cash and Cash Equivalents, end of period                                $     49,827       $  1,138,561
                                                                        ============       ============


The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

        A-Fem Medical Corporation ("A-Fem" or the "Company") is a women's health care company. A-Fem has developed three core product technology platforms, one based on its inSync(TM) miniform interlabial pad, another based on the Rapid-Sense(TM) diagnostic products and a third based on the PadKit(TM) collection device. These three technology platforms are in different stages of marketing or development. Each of these core technology platforms has a variety of product applications that the Company is developing for the short- and long-term.

        A-Fem's inSync miniform is the first generation of a technology which introduces an entirely new segment within the $7 billion global feminine protection market. The miniform is worn lengthwise between the labia where a woman's body naturally and comfortably holds it in place. Unlike pads, the miniform uses no adhesives and, unlike tampons, no insertion is necessary. The miniform has received Food and Drug Administration ("FDA") clearance and was launched in a market roll-out beginning in Oregon and Washington in January 1998.

        A-Fem's innovative Rapid-Sense point-of-care diagnostic technology will enable consumers and health care providers to obtain quantifiable test results quickly, conveniently and inexpensively. Current diagnostic products utilize either laboratory instrument-based tests, which provide quantifiable results but are time consuming and costly, or point-of-use tests, such as current pregnancy tests, which are inexpensive and convenient but give only a qualitative (yes/no) result. The Company has completed development of this core technology and has developed a prototype for an osteoporosis therapeutic monitoring test.

        The Company's PadKit will contain a miniform used as a sample collection device during the normal menstrual cycle. The miniform collects blood along with numerous cells, vaginal mucous and discharge flushed out by the menstrual flow. The PadKit's initial application will provide an alternative to the cervical scrape for collecting samples for cervical cancer screening. It may also be used as an alternative sample collection device to test for other cancers and diseases.

Basis of Presentation

        The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Loss Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share". This Statement requires restatement of all prior-period EPS data presented. The Company implemented SFAS 128 for its year ended December 31, 1997.

Basic earnings per share common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share. The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the quarter ended March 31, 1997. A net loss was reported in the first quarter of 1997, and accordingly, the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 1,356,304 and 2,180,280 shares at march 31, 1998 and 1997, respectively, and warrants for the purchase of 2,492,926 and 3,293,416 shares at March 31, 1998 and 1997, respectively, were not included in loss per share calculations, bucause to do so would have been anti-dilutive.

New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive loss did not differ from currently reported net loss in the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

        A-Fem Medical Corporation (the "Company" or "A-Fem") is a women's health care company. A-Fem has developed three core product technology platforms, one based on its miniform interlabial pad, another based on the Rapid-Sense diagnostic technology and a third based on the PadKit collection device. The miniform is a new type of feminine hygiene product that is worn interlabially. A-Fem's first miniform application, the inSync miniform, has received Food and Drug Administration ("FDA") clearance and was launched in a market roll-out in Oregon and Washington in January 1998. The Company expects to use its Rapid-Sense diagnostic technology to create rapid-response, low-cost, point-of-use diagnostic tests that generate quantifiable results. The core technology development for Rapid-Sense diagnostic products has been completed and applications are under development. The PadKit contains a miniform to be used during a woman's menstrual cycle to collect a sample for diagnostic testing. The Company has initiated clinical trials.

Overview

        During the first quarter of 1998, the Company focused its efforts on conducting the roll-out of the inSync miniform in Oregon and Washington. The Company has supported the roll-out with an aggressive advertising, consumer education, and promotion plan to increase product awareness and trial and repeat purchase rates. The product was distributed to the three largest grocery chains and various drug store chains in Oregon and Washington during December 1997. Repeat orders from all retailers and orders from additional store chains were received during the first quarter of 1998.

        The Company plans to monitor closely this initial market during the first half of 1998 in order to fine-tune its marketing plan and forecasting model before continuing with its next regional roll-out. The Company plans to complete at least one additional regional roll-out in 1998 and achieve national distribution in 1999. The national roll-out may be accelerated or delayed based on various factors including the availability of additional financing and consumer and retailer acceptance.

        The Company believes it has manufacturing capacity sufficient to meet sales projections through market penetration of the western U.S.

        The Company has experienced significant operating losses during the quarter ended March 31, 1998 and anticipates that it will continue to incur losses through the remainder of 1998. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon its acquiring additional financing of at least $6 million during 1998. Management plans to seek additional capital and to evaluate potential partnering opportunities. The Company raised operating funds by selling shares of its Common Stock for approximately $1.8 million dollars in 1997. Through May 1998 the Company has commitments for and/or has received an additional $2.35 million from various investors.

        The Company's efforts to raise additional funding or enter into a strategic alliance may not be successful. If the Company is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations, and the Company may be forced to cease operations.

Results of Operations

        For the quarter ended March 31, 1998, the Company recorded net sales of approximately $100,000 compared to $12,000 in the quarter ended March 31, 1997. This increase in net sales was directly related to the roll-out efforts of the inSync miniform in Oregon and Washington which began in December 1997.

        Marketing and selling expenses during the first quarter of 1998 aggregated approximately $806,000, compared with approximately $153,000 in the quarter ended March 31, 1997. The increase in marketing and selling expenses resulted from increased expeditures for advertising, marketing, and sales consultants in support of the roll-out of the inSync miniform in Oregon and Washington.

        The Company incurred approximately $187,000 for Regulatory Affairs and Research Development expenses for the quarter ended March 31, 1998 compared to approximately $127,000 in the same quarter of the prior year. Regulatory Affairs and Research Development expenses increased in comparison to the prior year as a result of costs associated with the start of clinical trails of the PadKit during the first quarter of 1998 and other developmental expenses related to the Company's proprietary RapidoSense diagnostic technology.

        The Company incurred General and Administrative expenses of approximately $188,000 for the quarter ended March 31, 1998, compared to $242,000 for the same period in the prior year. The decrease in general and administrative expenses resulted from the Company's efforts to reduce such expenses.

        The Company's operating loss for the quarter ended March 31, 1998 was approximately $1.2 million, compared to approximately $632,000 for the same quarter of the previous year. The increase in operating loss was primarily the result of marketing and selling expenses associated with the Company's inSync miniform roll-out in Oregon and Washington.

        The Company's net loss for the quarter ended March 31, 1998 increased by approximately $574,000 to $1.2 million from $635,000 recorded for the same period in the prior year.

Liquidity and Capital Resources

        As of March 31, 1998, the Company had cash and cash equivalents of $49,827. Subsequent to the end of the quarter, the Company received an additional $850,000. The Company anticipates that these funds will be sufficient for the Company's operating needs through August 1998. The Company's net cash position had been reduced by $475,940 between December 31, 1997 and March 31, 1998 as a result of expenses related to the Company's roll-out of its inSync miniform.

        The Company expects to continue to incur losses through 1998 and into 1999, as the cost of marketing, research and development will continue to exceed income from product sales. Exclusive of marketing costs the Company has approximately $200,000 per month of operating expenses. In order to carry out its marketing plan for the inSync miniform and its development plans for RapidoSense and the PadKit, the Company estimates it will need to raise approximately $3.5 million in financing over the balance of the year. The Company does not expect significant amounts of debt financing to be available to it in the near term and that it will have to issue additional equity. The Company cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders. The Company may not be able to secure investment on terms favorable to the Company, or at all. Inability of the Company to obtain financing will adversely affect the Company.

        The Company's ability to continue as a going concern depends upon its acquiring additional financing of at least $5 million during 1998. If the Company is unable to obtain adequate additional financing, enter into a strategic alliance, or generate sufficient sales revenues, the Company may be forced to cease operations.

        Certain statements in this Form 10-QSB contain "forward-looking" information (as defined in Section 27A of the Securities

Act of 1933, as amended) that involve risks and uncertainties which could cause actual results to differ materially from those predicted in the forward looking statements. Such risks and uncertainties include, but are not limited to: the effect of economic conditions generally and within the women's health care industry; lack of revenues from products; need for additional financing; uncertainty associated with product development; continuing operating losses; results of financing efforts; availability and cost of raw materials and labor; potential need for additional capital equipment; market acceptance risks; the impact of competitive products and pricing; and the additional factors listed from time to time in the Company's SEC reports, including but not limited to, the Company's report on Form 10-KSB for the fiscal year ended December 31, 1997.

PART II - OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

        1. On April 7, 1998, the Company issued a total of 78,126 shares of Common Stock and warrants to purchase a total of 19,530 shares of Common Stock at an exercise price of $1.92 per share to three investors for aggregate cash consideration of $150,000. Each purchaser represented that such purchaser was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

        2. On April 9, 1998, the Company issued a total of 52,084 shares of Common Stock and warrants to purchase a total of 13,020 shares of Common Stock at an exercise price of $1.92 per share to two investors for aggregate cash consideration of $100,000. Each purchaser represented that such purchaser was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

        3. On April 13, 1998, the Company issued a Promissory Note and a warrant to purchase 25,000 shares of Common Stock at an exercise price of $1.92 per share to one investor for aggregate cash consideration of $450,000. This purchaser represented that such purchaser was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 506 and
Section 4(2) of the Securities Act.

        4. On April 20, 1998, the Company issued 26,042 shares of Common Stock and a warrant to purchase 6,510 shares of Common Stock at an exercise price of $1.92 to one investor for aggregate cash consideration of $50,000. This purchaser represented that such purchaser was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 506 and
Section 4(2) of the Securities Act.

        5. On April 30, 1998, the Company issued 52,084 shares of Common Stock and warrants to purchase 13,020 shares of Common Stock at an exercise price of $1.92 to two investors for aggregate cash consideration of $100,000. Each purchaser represented that such purchaser was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 506 and
Section 4(2) of the Securities Act.

Securities Act. In issuing these securities the Company relied on an exemption from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits

               3.1    Articles of Incorporation, as amended(1)

               3.2    Amended and Restated Bylaws(1)

               11.1   Statement Re: computation of per share earnings

               27.1   Financial Data Schedule

        b) Reports on Form 8-K

        c) None.

------------
(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10QSB for the quarter ending June 30. 1997.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

A-Fem Medical Corporation

Date:  May 14, 1998                      /s/ J. PETER BURKE
                                         ---------------------------------
                                         J. Peter Burke
                                         President, Chief Operating Officer
                                         and Chief Financial Officer
                                         (authorized officer and
                                         principle financial and chief
                                         accounting officer)