Form 10QSB
period 1998-06-30
AFEM MEDICAL CORP
filed 1998-08-14
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the quarterly period ended June 30, 1998

                    [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from ______ To ______


                         Commission File Number:       0-17119
                                                     ------------

                            A-Fem Medical Corporation
 -------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

              Nevada                                         33-0202574
 ---------------------------------                    --------------------------
  (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                          Identification No.)

                         10180 SW Nimbus Ave., Suite J5
                               Portland, OR 97223
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  (503)968-8800
                 ----------------------------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

As of August 10, 1998, the issuer had outstanding 13,788,280 shares of its $.01 par value Common Stock.

      Transitional Small Business Disclosure Format: (Check one) Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1.  FINANCIAL STATEMENTS

                            A-Fem Medical Corporation
                                 BALANCE SHEETS

                                                                                       As of
                                                                          ---------------------------------
                                                                           June 30,            December 31,
                                                                             1998                  1997
                                                                          ------------         ------------
ASSETS                                                                     (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                            $    297,290         $    525,767
     Restricted cash                                                                --               52,500
     Accounts receivable                                                       119,257               58,508
     Inventory                                                                 176,654              172,963
     Prepaids and other                                                        205,657              213,402
                                                                          ------------         ------------
          Total current assets                                                 798,858            1,023,140

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                                 1,230,329            1,194,449
     Less:  accumulated depreciation                                          (451,459)            (371,401)
                                                                          ------------         ------------
                                                                               778,870              823,048

PATENTS and LICENSES, net                                                       60,660               60,971

LOANS RECEIVABLE - officers and directors                                       60,451               58,710
                                                                          ------------         ------------
          Total assets                                                    $  1,698,839         $  1,965,869
                                                                          ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                     $    291,466         $    529,588
     Note payable                                                              458,333                   --
     Current portion of capital lease                                          237,455              262,772
     Accrued expenses                                                           12,740               59,368
     Accrued salaries and related liabilities                                   96,767              162,174
                                                                          ------------         ------------
          Total current liabilities                                          1,096,761            1,013,902

     Long-term portion of capital lease                                        119,928              221,357
                                                                          ------------         ------------
          Total liabilities                                                  1,216,689            1,235,259

STOCKHOLDERS' EQUITY

     Common Stock, $0.01 par value, authorized 33,000,000
      shares; 13,788,281 shares issued and outstanding 6/30/98 and
      12,798,694 issued and outstanding 12/31/97                               137,882              127,987
     Additional paid-in capital                                             14,192,948           12,331,811
     Accumulated deficit                                                   (13,848,680)         (11,729,188)
                                                                          ------------         ------------
          Total stockholders' equity                                           482,150              730,610
                                                                          ------------         ------------
          Total liabilities and stockholders' equity                      $  1,698,839         $  1,965,869
                                                                          ============         ============


The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                   ENDED MARCH 31,                           ENDED JUNE 30,
                                          ---------------------------------         ---------------------------------
                                              1998                 1997                 1998                 1997
                                          ------------         ------------         ------------         ------------
Sales, net                                $    167,882         $     19,297         $    267,933         $     31,100
Cost of sales                                  105,942              238,817              228,847              361,128
                                          ------------         ------------         ------------         ------------
               Gross Margin                     61,940             (219,520)              39,086             (330,028)

Operating expenses:
     Regulatory affairs                         20,736               24,866               36,405               60,949
     Research and development                  189,641              121,625              361,220              212,876
     Marketing and selling                     496,006              274,615            1,302,208              427,126
     General and administrative                246,659              326,647              435,016              568,766
                                          ------------         ------------         ------------         ------------
          Total operating expenses             935,042              747,753            2,134,849            1,269,717
                                          ------------         ------------         ------------         ------------

Net operating loss                            (891,102)            (967,273)          (2,095,763)          (1,599,745)
                                          ------------         ------------         ------------         ------------

Other income (expense)                         (19,183)           2,013,706              (23,929)           2,010,778
                                          ------------         ------------         ------------         ------------

Net profit (loss)                             (910,285)           1,046,433           (2,119,492)             411,033
                                          ============         ============         ============         ============
Basic and diluted net income
    (loss) per share                      $      (0.07)        $       0.08         $      (0.16)        $       0.03
                                          ============         ============         ============         ============
Weighted average shares
    outstanding                             13,698,454           12,473,982           13,596,713           12,133,708
                                          ============         ============         ============         ============


The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                                                  FOR THE SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                          -------------------------------
                                                                             1998                1997
                                                                          -----------         -----------
Cash Flows From Operating Activities:

Net income (loss)                                                         $(2,119,492)        $   411,034

Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                             81,853              67,083
     (Gain) loss on disposal of assets                                           (134)              7,507

     Changes in working capital:
          Restricted cash                                                      52,500              52,804
          Accounts receivable                                                 (60,749)              4,162
          Inventory                                                            (3,691)            150,087
          Prepaid expenses and other                                            7,340            (163,863)
          Accounts payable                                                   (238,122)             11,244
          Accrued salaries and related liabilities                                               (113,286)
          Accrued expenses                                                    (46,628)            (36,947)
                                                                          -----------         -----------
               Net cash used in operating activities                       (2,392,530)            389,825

Cash Flows From Investing Activities:
     Purchases of equipment, furniture and leaseholds                         (37,175)           (143,765)
     Net Proceeds from sale of equipment                                          350                 980
                                                                          -----------         -----------
               Net cash used in investing activities                          (36,825)           (142,785)

Cash Flows From Financing Activities:
     Additions to notes receivable, net of repayments                          (1,741)             67,124
     Proceeds from Note Payable                                               458,333                  --
     Net proceeds from Long-Term Obligations,
      net of repayments                                                      (126,746)             67,281
     Proceeds from sale of common stock, exercise of
           options and warrants                                             1,871,032           1,464,951
               Net cash provided by financing activities                    2,200,878           1,599,356

Net Increase (Decrease) in Cash and Cash Equivalents                         (228,477)          1,846,396

Cash and Cash Equivalents, beginning of period                                525,767             671,495
                                                                          -----------         -----------

Cash and Cash Equivalents, end of period                                  $   297,290         $ 2,517,981
                                                                          ===========         ===========


The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

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

Loss Per Share

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share." This Statement requires restatement of all prior-period EPS data presented. The Company implemented SFAS 128 for its year ended December 31, 1997.

         Basic earnings per share common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

         As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share. The adoption of SFAS 128 had no effect on previously reported loss per share calculations. A net loss was reported in the first quarter of 1997, and accordingly, the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase share of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 3,045,693 and 2,062,988 shares at June 30, 1998 and 1997, respectively, and warrants for the purchase of 2,570,006 and 2,796,416 shares at June 30, 1998 and 1997, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company currently has no derivative instruments and, therefore, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

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

Overview

         During the first quarter of 1998, the Company focused its efforts on conducting the roll-out of the inSync miniform in Oregon and Washington. The Company has supported the roll-out with an aggressive advertising, consumer education and promotion plan to increase product awareness and trial and repeat purchase rates. The product was distributed to the three largest grocery chains and various drug store chains in Oregon and Washington during December 1997. Repeat orders from all retailers and orders from additional store chains were received during the first half of 1998.

         The Company monitored closely this initial market during the first half of 1998 in order to fine-tune its marketing plan and forecasting model before continuing with its next regional roll-out. The Company plans to complete at least one additional regional roll-out in 1998 and achieve national distribution in 1999. The national roll-out may be accelerated or delayed based on various factors including the availability of additional financing and consumer and retailer acceptance.

         The Company believes it has manufacturing capacity sufficient to meet sales projections through market penetration of portions of the western U.S.

         The Company has experienced significant operating losses during the three- and six-month periods ended June 30, 1998 and anticipates that it will continue to incur losses through the remainder of 1998. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends upon its acquiring additional financing of at least $4 million during 1998. Management plans to seek additional capital and to evaluate potential partnering opportunities. The Company raised operating funds by selling shares of its Common Stock for approximately $1.8 million dollars in 1997. Through July 1998, the Company has received an additional $2.35 million from various investors.

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

Results of Operations

         For the quarter ended June 30, 1998, the Company generated net sales of approximately $168,000 compared to approximately $19,000 in the quarter ended June 30, 1997. For the six-month period ended June 30, 1998, net sales were approximately $268,000 compared with approximately $31,000 for the same period in 1997. This increase in net sales was directly related to the roll-out of the inSync miniform in Oregon and Washington that began in December 1997.

         Marketing and selling expense for the second quarter of 1998 was approximately $496,000, compared to approximately $275,000 for the quarter ended June 30, 1997. For the six-month period ended June 30, 1998, marketing and selling expense was approximately $1,302,000, compared to approximately $427,000 for the same period in 1997. The increase in marketing and selling expense resulted from increased expenditures for advertising, marketing and sales consultants in support of the roll-out of the inSync miniform in Oregon and Washington.

         Research and development expense was approximately $190,000 for the quarter ended June 30, 1998, compared to approximately $122,000 for the same quarter of the prior year. For the six-month period ended June 30, 1998, research and development expense was approximately $361,000, compared to approximately $213,000 for the same period in 1997. Research and development expense increased in comparison to the prior year as a result of costs associated with the start of clinical trials of the PadKit during the first quarter of 1998 and other developmental expenses related to the Company's proprietary Rapid-Sense diagnostic technology.

         General and administrative expense was approximately $247,000 for the quarter ended June 30, 1998, compared to approximately $327,000 for the same period in the prior year. For the six-month period ended June 30, 1998, general and administrative expense was approximately $435,000 compared to $569,000 for the same period in 1997. The decrease in general and administrative expense resulted from the Company's efforts to reduce such expense.

         The Company's operating loss for the quarter ended June 30, 1998 was approximately $891,000, compared to a loss of approximately $967,000 for the same quarter the previous year. For the six-month period ended June 30, 1998, the operating loss was approximately $2,096,000 compared with an operating loss of approximately $1,600,000 for the same period in 1997. The increase in operating loss was primarily the result of marketing and selling expense associated with the Company's inSync miniform roll-out in Oregon and Washington.

         The Company's net loss for the quarter ended June 30, 1998 was approximately $910,000 compared to a net profit of approximately $1,046,000 for the same quarter the previous year. For the six-month period ended June 30, 1998 the Company's net loss was approximately $2,119,000 compared to a net profit of approximately $411,000 for the same period in the prior year. The Company's net profit in the three- and six-month periods ended June 30, 1997 resulted from the Company's receipt of $2 million pursuant to an agreement to license certain technology to The Proctor & Gamble Company.

Liquidity and Capital Resources

         As of June 30, 1998, the Company had cash and cash equivalents of $297,290. The Company's net cash position had been reduced by $280,977 between December 31, 1997 and June 30, 1998 as a result of expenses related to the Company's roll-out of its inSync miniform.

         The Company expects to continue to incur losses through 1998 and into 1999, as the cost of marketing, research and development will continue to exceed income from product sales. Exclusive of marketing costs, the Company has approximately $139,000 per month of operating expenses. In order to carry out its marketing plan for the inSync miniform and its development plans for Rapid-Sense and the PadKit, the Company estimates it will need to raise approximately $4.0 million in financing over the balance of the year. The Company does not expect significant amounts of debt financing to be available to it in the near term and that it will have to issue additional equity. The Company cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders. The Company may not be able to secure investment on terms favorable to the Company, or at all. Inability of the Company to obtain financing will adversely affect the Company.

         The Company's ability to continue as a going concern depends upon its acquiring an additional financing of at least $4 million during 1998. If the Company is unable to obtain adequate additional financing, enter into a strategic alliance or generate sufficient sales revenues, the Company may be forced to cease operations.

         Certain statements in this Form 10-QSB constitute "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933, as amended) and involve risks and uncertainties which could cause actual results to differ materially from those predicted in the forward looking statements. Such risks and uncertainties include, but are not limited to: the effect of economic conditions generally and within the women's health care industry; lack of revenues from products; need for additional financing; uncertainty associated with product development; continuing operating losses; results of financing efforts; availability and cost of raw materials and labor; potential need for additional capital equipment; market acceptance risks; the impact of competitive products and pricing; and the additional factors listed from time to time in the Company's SEC reports, including but not limited to, the Company's report on Form 10-KSB for the fiscal year ended December 31, 1997.

PART II - OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

On April 21, 1998, the Company granted to Steven T. Frankel options to purchase 1,700,00 shares of the Company's Common Stock at an exercise price of $2.06 per share, in consideration of his employment as the Company's Chief Executive Officer, subject to certain performance-based vesting requirements. The Company believes that Mr. Frankel was an "accredited investor" within the meaning of Rule 501 under the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  3.1      Articles of Incorporation, as amended(1)

                  3.2      Amended and Restated Bylaws(1)

                  10.1 Employment Agreement between A-Fem Medical Corporation and Steven T. Frankel dated effective April 25, 1998

                  11.1     Statement Re: computation of per share earnings

                  27.1     Financial Data Schedule

         b)       Reports on Form 8-K

----------

(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


A-Fem Medical Corporation

Date:  August 14, 1998                 /S/ J. PETER BURKE
                                       ------------------
                                       J. Peter Burke
                                       President, Chief Operating Officer and
                                       Chief Financial Officer (authorized
                                       officer and principal financial and chief
                                       accounting officer)