Form 10QSB
period 1998-09-30
AFEM MEDICAL CORP
filed 1998-11-16
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarterly period ended September 30, 1998

                [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from          To
                                                        -----       -----


                        Commission File Number:             0-17119
                                                           ----------

                            A-Fem Medical Corporation
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

                   Nevada                                   33-0202574
       -------------------------------                -----------------------
        (State or other jurisdiction                      (IRS Employer
       of incorporation or organization)                Identification No.)

                         10180 SW Nimbus Ave., Suite J5
                               Portland, OR 97223
                     --------------------------------------
                         (Address of principal executive
                                    offices)

                                 (503) 968-8800
                     --------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1998, the issuer had outstanding 9,471,875 shares of its $.01 par value Common Stock.

     Transitional Small Business Disclosure Format: (Check one) Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1.  FINANCIAL STATEMENTS

                            A-Fem Medical Corporation
                                 BALANCE SHEETS


                                                                                             As of
                                                                               ------------------------------------
                                                                               September 30,          December 31,
                                                                                   1998                   1997
                                                                               -------------          -------------
ASSETS                                                                          (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                 $     110,529          $     525,767
     Restricted cash                                                                      --                 52,500
     Accounts receivable                                                              54,009                 58,508
     Inventory                                                                       102,501                172,963
     Prepaids and other                                                              225,369                213,402
                                                                               -------------          -------------
          Total current assets                                                       492,408              1,023,140

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                                       1,230,329              1,194,449
     Less:  accumulated depreciation                                                (488,530)              (371,401)
                                                                               -------------          -------------
                                                                                     741,799                823,048

PATENTS and LICENSES, net                                                             60,266                 60,971

LOANS RECEIVABLE - officers and directors                                             61,322                 58,710
                                                                               -------------          -------------
          Total assets                                                         $   1,355,795          $   1,965,869
                                                                               =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                          $      33,934          $     529,588
     Note payable                                                                    470,833                     --
     Current portion of capital lease                                                216,889                262,772
     Accrued expenses                                                                 14,502                 59,368
     Accrued salaries and related liabilities                                         82,163                162,174
                                                                               -------------          -------------
          Total current liabilities                                                  818,321              1,013,902

     Long-term portion of capital lease                                               70,782                221,357
                                                                               -------------          -------------
          Total liabilities                                                          889,103              1,235,259

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.01 par value, authorized 10,000,000 shares;                  49,664                     --
      4,966,405 shares issued and outstanding at 9/30/98
     Common Stock, $0.01 par value, authorized 33,000,000 shares;
      9,471,875 shares issued and outstanding at 9/30/98 and
      12,798,694 issued and outstanding at 12/31/97                                   94,719                127,987
     Additional paid-in capital                                                   15,387,204             12,331,811
     Accumulated deficit                                                         (15,064,895)           (11,729,188)
                                                                               -------------          -------------
          Total stockholders' equity                                                 466,692                730,610
                                                                               -------------          -------------
          Total liabilities and stockholders' equity                           $   1,355,795          $   1,965,869
                                                                               =============          =============


The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                              FOR THE THREE MONTHS                            FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,                            ENDED SEPTEMBER 30,
                                       ------------------------------------          ------------------------------------
                                            1998                   1997                  1998                   1997
                                       -------------          -------------          -------------          -------------
Sales, net                             $      99,090          $       2,374          $     367,023          $      33,474
Cost of sales                                150,433                 75,183                379,280                436,311
                                       -------------          -------------          -------------          -------------

               Gross Margin                  (51,343)               (72,809)               (12,257)              (402,837)

Operating expenses:
     Regulatory affairs                       82,149                 29,006                118,554                 89,955
     Research and development                154,614                137,970                515,834                350,846
     Marketing and selling                   635,300                238,487              1,937,508                665,613
     General and administrative              270,958                285,294                705,974                854,060
                                       -------------          -------------          -------------          -------------
          Total operating expenses         1,143,021                690,757              3,277,870              1,960,474
                                       -------------          -------------          -------------          -------------

Net operating loss                        (1,194,364)              (763,565)            (3,290,127)            (2,363,311)
                                       -------------          -------------          -------------          -------------

Other income (expense)                       (21,651)                16,973                (45,580)             2,027,756
                                       -------------          -------------          -------------          -------------

Net loss                                  (1,216,215)              (746,590)            (3,335,707)              (335,555)
                                       =============          =============          =============          =============

Basic and diluted net loss
     per share                         $       (0.10)         $       (0.06)         $       (0.25)         $       (0.03)
                                       =============          =============          =============          =============
Weighted average shares
    outstanding                           12,566,644             12,345,115             13,093,071             11,325,314
                                       =============          =============          =============          =============


The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)


                                                                                              FOR THE NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                     -----------------------------------
                                                                                         1998                  1997
                                                                                     -------------         -------------
Cash Flows From Operating Activities:

Net loss                                                                             $  (3,335,707)        $    (335,555)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         119,318               101,831
     (Gain) loss on disposal of assets                                                        (134)                  351

     Changes in working capital:
          Restricted cash                                                                   52,500                79,660
          Accounts receivable                                                                4,499                 6,218
          Inventory                                                                         70,462                88,990
          Prepaids and other                                                               (12,372)              (78,362)
          Accounts payable                                                                (495,654)              179,888
          Accrued salaries and related liabilities                                         (80,011)             (135,757)
          Accrued expenses                                                                 (44,866)              (30,962)
                                                                                     -------------         -------------
               Net cash used in operating activities                                    (3,721,965)             (123,698)

Cash Flows From Investing Activities:
     Purchases of equipment, furniture and leaseholds                                      (37,175)             (212,294)
     Net proceeds from sale of equipment                                                       350                 1,650
                                                                                     -------------         -------------
               Net cash used in investing activities                                       (36,825)             (210,644)

Cash Flows From Financing Activities:
     Additions to notes receivable, net of repayments                                       (2,612)               66,253
     Proceeds from note payable                                                            470,833                    --
     Net (repayments of) proceeds from long-term obligations                              (196,458)               38,400
     Proceeds from sale of common and preferred stock,
          exercise of options and warrants                                               3,071,789             1,436,806
                                                                                     -------------         -------------
               Net cash provided by financing activities                                 3,343,552             1,541,459

Net Increase (Decrease) in Cash and Cash Equivalents                                      (415,238)            1,207,117

Cash and Cash Equivalents, beginning of period                                             525,767               671,495
                                                                                     -------------         -------------

Cash and Cash Equivalents, end of period                                             $     110,529         $   1,878,612
                                                                                     =============         =============


The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

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

        Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

        As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of basic earnings per share and the market price at which common stock equivalents are calculated in the determination of diluted earnings per share. The adoption of SFAS 128 had no effect on previously reported loss per share calculations. A net loss was reported for all periods presented, and accordingly, the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase share of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 3,022,550 and 1,383,995 shares of common stock at September 30, 1998 and 1997, respectively, and warrants for the purchase of 2,520,006 and 2,691,416 shares of common stock at September 30, 1998 and 1997, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive.

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

Reclassifications

        Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

        A-Fem Medical Corporation (the "Company" or "A-Fem") is a women's health care company. A-Fem has developed three core product technology platforms, one based on its miniform interlabial pad, another based on the Rapid-Sense diagnostic technology and a third based on the PadKit collection device. The miniform is a new type of feminine hygiene product that is worn interlabially. A-Fem's first miniform application, the inSync miniform, has received Food and Drug Administration ("FDA") clearance and was launched in a market roll-out in Oregon and Washington in January 1998. The Company expects to use its Rapid-Sense diagnostic technology to create rapid-response, low-cost, point-of-use diagnostic tests that generate quantifiable results. The core technology development for Rapid-Sense diagnostic products has been completed and applications are under development. The PadKit contains a miniform to be used during a woman's menstrual cycle to collect a sample for diagnostic testing. The Company has completed a pilot study to confirm the PadKit's feasibility, and currently is conducting a pre-clinical pilot study.

Overview

        During the first nine months of 1998, the Company focused its efforts on conducting the roll-out of the inSync miniform in Oregon and Washington. The Company has supported the roll-out with an aggressive advertising, consumer education and promotion plan to increase product awareness and trial and repeat purchase rates. The product was distributed to the three largest grocery chains and various drug store chains in Oregon and Washington during December 1997. Repeat orders from all retailers and orders from additional store chains were received during the first nine months of 1998.

        The Company monitored this initial market closely during the first half of 1998 in order to fine-tune its marketing plan and forecasting model before continuing with its next regional roll-out. In the third quarter the company continued its phased roll-out strategy with shipment of product to distribution in all western states except for California. Advertising support for this next phase roll-out in the western states began in October 1998.

        The Company believes that it has manufacturing capacity sufficient to meet sales projections through market penetration of the western states.

        The Company has experienced significant operating losses during the three- and nine-month periods ended September 30, 1998, and anticipates that it will continue to incur losses through the remainder of 1998 and 1999. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend upon its acquiring additional financing in 1999. Management plans to seek additional capital and to evaluate potential partnering opportunities. The Company raised operating funds by selling shares of its Common Stock for approximately $1.8 million dollars in 1997. Through November 1998, the Company has received an additional $4.6 million from various investors from the sale of Common Stock and Series A Preferred Stock. The Company believes that these funds will be sufficient to finance its operations during the remainder of 1998.

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

Results of Operations

        For the quarter ended September 30, 1998, the Company generated net sales of approximately $99,090 compared to $2,374 in the quarter ended September 30, 1997. For the nine-month period ended September 30, 1998, net sales were $367,023 compared with $33,474 for the same period in 1997. This increase in net sales was directly related to the roll-out of the inSync miniform in Oregon and Washington that began in December 1997.

        Marketing and selling expense for the third quarter of 1998 was approximately $635,000 compared to approximately $238,000 for the quarter ended September 30, 1997. For the nine-month period ended September 30, 1998, marketing and selling expense was approximately $1,938,000, compared to approximately $666,000 for the same period in 1997. The increase in marketing and selling expense resulted from increased expenditures for advertising, marketing and sales consultants in support of the roll-out of the inSync miniform in Oregon and Washington.

        Research and development expense was approximately $155,000 for the quarter ended September 30, 1998, compared to approximately $138,000 for the same quarter of the prior year. For the nine-month period ended September 30, 1998, research and development expense was approximately $516,000 compared to approximately $351,000 for the same period in 1997. Research and development expense increased in comparison to the prior year as a result of costs associated with the pilot studies for the PadKit and other developmental expenses related to the Company's proprietary Rapid-Sense diagnostic technology.

        General and administrative expense was approximately $271,000 for the quarter ended September 30, 1998, compared to approximately $285,000 for the same period in the prior year. For the nine-month period ended September 30, 1998, general and administrative expense was approximately $706,000 compared to $854,000 for the same period in 1997. The decrease in general and administrative expense resulted from the Company's efforts to reduce such expense.

        The Company's operating loss for the quarter ended September 30, 1998 was approximately $1,194,000, compared to a loss of approximately $764,000 for the same quarter the previous year. For the nine-month period ended September 30, 1998, the operating loss was approximately $3,290,000 compared with an operating loss of approximately $2,363,000 for the same period in 1997. The increase in operating loss was primarily the result of marketing and selling expense associated with the Company's inSync miniform roll-out in Oregon and Washington.

        The Company's net loss for the quarter ended September 30, 1998 was approximately $1,216,000 compared to a net loss of approximately $747,000 for the same quarter the previous year. For the nine-month period ended September 30, 1998 the Company's net loss was approximately $3,336,000 compared to a net loss of approximately $336,000 for the same period in the prior year. The change in net loss was the result of the Company's receipt in 1997 of $2,000,000 pursuant to an agreement to license certain technology to The Proctor & Gamble Company.

Liquidity and Capital Resources

        As of September 30, 1998, the Company had cash and cash equivalents of $110,529. The Company's net cash position had been reduced by $415,238 between December 31, 1997 and September 30, 1998 as a result of expenses related to the Company's roll-out of its inSync miniform.

        The Company expects to continue to incur losses through 1998 and 1999, as the cost of marketing, research and development will continue to exceed income from product sales. Exclusive of marketing costs, the Company has approximately $149,000 per month of operating expenses. The Company believes that it has raised sufficient funds to finance its operations during the remainder of 1998. In order to carry out its marketing plan for the inSync miniform and its development plans for Rapid-Sense and the PadKit, the Company believes that it will need to raise additional capital in 1999. The Company does not expect significant amounts of debt financing to be available to it in the near term and that it will have to issue additional equity. The Company cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders. The Company may not be able to secure investment on terms favorable to the Company, or at all. Inability of the Company to obtain financing will adversely affect the Company.

        The Company's ability to continue as a going concern will depend upon its acquiring additional financing in 1999. If the Company is unable to obtain adequate additional financing, enter into a strategic alliance or generate sufficient sales revenues, the Company may be forced to cease operations.

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



Year 2000

        The Company has conducted an initial review of its computer systems devices, applications and manufacturing equipment (collectively, "Computer Systems") to identify those areas that could be affected by Year 2000 noncompliance. The Company intends to utilize internal and external resources to identify, correct or reprogram and test its Computer Systems for Year 2000 compliance. The total cost associated with Year 2000 compliance is not anticipated to be material to the Company's financial position or results of operations in any given year. The Company has not communicated with many of its suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship (collectively, "Third Party Businesses") regarding compliance with Year 2000 requirements although the Company does intend to communicate with key Third Party Businesses. The Company at this time is unable to predict the impact on its operations if Third Party Businesses fail to comply with Year 2000 requirements.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) Holders of shares of the Company's Series A Preferred Stock have dividend and liquidation rights in preference to holders of shares of the Company's Common Stock that materially limit or qualify the rights of the holders of the Common Stock.

(c) 1. On September 2, 1998, the Company issued 4,966,405 shares of Series A Preferred Stock, warrants to purchase a total of 130,000 shares of Series A Preferred Stock at an exercise price of $1.92 per share and warrants to purchase an additional 50,000 shares of Series A Preferred Stock at an exercise price of $4.25 per share to one entity, acting as agent for individual investors, in exchange for 4,316,405 shares of the Company Common Stock, a warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $4.25 per share and aggregate cash consideration of $1,248,000. This entity represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

        2. On October 9, 1998, the Company issued 286,000 shares of Series A Preferred Stock and warrants to purchase a total of 200,000 shares of Series A Preferred Stock at an exercise price of $.01 per share to one entity, acting as an agent for individual investors, for aggregate cash consideration of $549,120. This entity represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

        3. On November 6, 1998, the Company issued 521,000 shares of Series A Preferred Stock and warrants to purchase a total of 104,200 shares of Series A Preferred Stock at an exercise price of $.01 per share to one entity, acting as agent for individual investors, for aggregate cash consideration of $1,000,320. This entity represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits

               3.1    Articles of Incorporation, as amended

               3.2    Amended and Restated Bylaws(1)

               4.1    Amended and Restated Registration Rights Agreement

               4.2    Form of Stock Purchase Warrant

               4.3    Form of Series A Preferred Stock Certificate

               11.1   Statement Re: computation of per share earnings

               27.1   Financial Data Schedule

        b)     Reports on Form 8-K
        None._________________

(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


A-Fem Medical Corporation

Date:  November 13, 1998                     /S/ J. PETER BURKE
                                             ------------------
                                             J. Peter Burke
                                             President, Chief Operating
                                             Officer and Chief Financial
                                             Officer (authorized officer and
                                             principal financial and chief
                                             accounting officer)