Form 10KSB40
period 1998-12-31
AFEM MEDICAL CORP
filed 1999-03-31
CIK 820608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ---------------------------------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         COMMISSION FILE NUMBER: 0-17119

                -------------------------------------------------

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for the fiscal year ended December 31, 1998: $418,915

        As of March 15, 1999 the aggregate market value of $.01 par value Common Stock held by non-affiliates of the issuer was $18,943,750.

        As of March 15, 1999, the issuer had outstanding 9,471,875 shares of its $.01 par value Common Stock.

        Transitional Small Business Disclosure Format: Yes  [ ] No [X]

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

        A-Fem Medical Corporation is a medical technology company with multiple product platforms targeting unmet women's health needs. A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its PadKit(TM) Sample Collection System and the third based on its Rapid-Sense(TM) diagnostic tests. A-Fem currently markets the inSync miniform as an alternative to tampons, pads or liners for light flow protection. The PadKit, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and diseases. A-Fem is also developing point-of-care diagnostic products that provide quantified results using its proprietary Rapid-Sense technology.

        A-Fem was incorporated in Nevada on December 9, 1986, as Xtramedics, Inc. In June 1994, it changed its name to ATHENA Medical Corporation, and in July 1997, to A-Fem Medical Corporation.

PRINCIPAL PRODUCTS

        A-Fem's inSync miniform is the first generation of a product that introduces an entirely new segment within the feminine protection market. The miniform is a small, convenient absorbent pad worn lengthwise between the labia where a woman's body naturally and comfortably holds it in place. The miniform provides dependable protection on light menstrual flow days and additional protection against leakage on heavy menstrual flow days. In addition, the miniform may be used as protection for slight urine loss (stress incontinence), vaginal discharge, mid-cycle spotting and to provide a general feeling of freshness.

        A-Fem launched a marketing roll-out of its inSync miniform in grocery, drug and mass retailers in Oregon and Washington in January 1998. In July 1998, the product's area of distribution was expanded to include Colorado, Arizona, Utah, New Mexico, Nevada, Montana and Idaho. A-Fem is now seeking a strategic partner to assist in the continued national roll-out of the miniform.

        A-Fem's PadKit integrates A-Fem's miniform technology with its diagnostic expertise to create a unique sample collection system. In March 1998, A-Fem was issued a patent that covers methods of collection and diagnosis of vaginal fluid, including menses, which form the technological basis for the PadKit. The PadKit is designed to replace the cervical scrape as a sample collection method for tests that screen for cervical cancer and certain other cancers and diseases. The PadKit contains a miniform to be used as a collection device during the normal menstrual cycle. The miniform will collect blood, along with numerous cells, vaginal mucous and discharge flushed out by the menstrual flow. The PadKit entered Pilot Study clinical trials in the 4th quarter of 1998.

        A-Fem anticipates that its Rapid-Sense point-of-use diagnostic technology will enable consumers and healthcare providers to obtain quantifiable test results quickly, conveniently and inexpensively. The Rapid-Sense technology enables visual quantification of a desired substance, such as a disease marker, in a sample of blood, saliva or urine. A-Fem expects to seek strategic partners to assist in the marketing and distribution of specific applications of its Rapid-Sense technology. To this end, in November 1998 A-Fem announced that it had entered into a development agreement with Konica, a large Japanese industrial chemical firm, to develop a proprietary test using A-Fem's Rapid-Sense technology. The Rapid-Sense technology is in the development stage and has not yet entered the marketplace.

MARKETING AND DISTRIBUTION

        The inSync miniform is marketed currently in the Western half of the United States, excluding California, in retail grocery chains, drug stores and mass merchandisers. A-Fem's marketing plan for the product includes television, radio and print advertising, sampling and trade promotion. The inSync miniform competes within the $1.8 billion United States feminine protection market. The miniform represents a new category of products that both competes with and complements existing feminine protection products, including tampons, pads, and pantiliners.

        A-Fem is currently completing a Pilot Study for its PadKit to demonstrate the effectiveness of this sample collection system as an alternative to the cervical scrape. An estimated 50 million cervical scrapes are performed annually in the United States alone to collect samples to use in the Pap test for cervical cancer. Although significant improvements have been made in the area of Pap test sample reading and sample preparation, no improved sample collection method has been developed. A-Fem believes the PadKit will provide a superior cell sample as well as a simpler, more comfortable and convenient procedure for collecting the cells.

        In order to focus on product development and increase the speed to market for its products, A-Fem is seeking alliances with large strategic partners. For the miniform, PadKit and Rapid-Sense products, A-Fem will seek strategic partners with proven experience in consumer and diagnostics marketing. A-Fem has no such alliance at present.

COMPETITION

        The United States feminine protection market is currently dominated by four major consumer products companies: the Procter & Gamble Company, Johnson & Johnson, Kimberly-Clark and Playtex. The inSync miniform represents an entirely new segment of the feminine protection market and provides benefits not offered by competitive products. Features of the inSync miniform that distinguish it competitively are its versatility, convenience, comfort and safety.

        The first application of the PadKit will be an alternative to the cervical scrape as a sample collection process for the Pap test, the standard diagnostic procedure for cervical cancer detection. While improvements have been made in the area of Pap test sample preparation and interpretation by such companies as Cytyc, AutoCyte, Neopath and Neuro Medical Systems, no user-friendly sample collection method has been developed.

        A-Fem's proprietary Rapid-Sense technology has not yet been introduced to the market. A-Fem believes that its Rapid-Sense technology will allow A-Fem to address market needs that prior technology could not meet, provide significant end-user cost savings over older technology, move various laboratory tests to the point-of-use markets to increase early intervention and improve women's healthcare in general. Its competition is likely to be primarily with larger diagnostics companies that have strategic relationships with smaller, innovative companies.

        A-Fem's current products and products under development will compete with products from other companies that have an established market, more employees and substantially greater research, financial and marketing resources than A-Fem.

MATERIALS AND MANUFACTURING

        A-Fem's current miniform manufacturing facility in Portland, Oregon, was completed in 1996 and upgraded in 1997. This facility provides miniforms for both the inSync product and the PadKit. The present operation requires minimum overhead and direct labor and is capable of producing more than $1,000,000 wholesale value of miniforms monthly, which capacity is sufficient to meet A-Fem's forecast demand through market penetration of the Western half of the United States, excluding California, which represents approximately 9% of the total United States market. A-Fem can double its miniform production capacity with a capital expenditure of approximately $800,000 and a construction lead-time of approximately six months. A-Fem's miniform manufacturing facility encompasses 7,300 square feet and has been inspected by the United States Food and Drug Administration (FDA) and found to be without reportable deficiencies. A-Fem completed a $225,000 packaging automation process improvement project during the first quarter of 1998 to increase line throughput and reduce direct labor. A-Fem will need additional space to manufacture sufficient quantities of the miniform to support a national marketing roll-out.

        Raw materials used for production of the inSync miniform and A-Fem's diagnostic products are made and supplied in the United States. A-Fem's suppliers are meeting A-Fem's current manufacturing needs, although an uninterrupted flow of raw materials cannot be guaranteed. A-Fem currently purchases certain raw materials from a single supplier. A-Fem is in the process of qualifying an additional vendor to supply this material.

        A-Fem's current Rapid-Sense manufacturing facility is located within A-Fem's research and development facilities and is capable of producing prototypes to meet the expected needs of A-Fem's planned clinical trials and limited commercial distribution.

PATENTS AND TRADEMARKS

        A-Fem has rights to or owns two United States patents and additional foreign patents in Canada and Japan relating to the miniform. These patents cover manufacturing apparatus and methods for making both the current miniform and a 100 percent biodegradable absorbent miniform. In 1998, A-Fem was issued a patent for the technology that is the basis for the PadKit collection device. Additionally, A-Fem has patents pending for its Rapid-Sense technology.

        The issued United States patents currently owned, assigned or licensed to A-Fem and the pending patent applications are:

-----------------------------------------------------------------------------------------------
US PATENT OR SERIAL   DATE OF ISSUE OR
NUMBER                FILING                     TITLE
-----------------------------------------------------------------------------------------------
4,995,150             02/26/91                   Method and Apparatus for Making Feminine
                                                 Protection Pads
-----------------------------------------------------------------------------------------------
5,575,047(1)          11/19/96                   Method for Making Biodegradable Absorbent
                                                 Pads
-----------------------------------------------------------------------------------------------
5,725,481             03/10/98                   Method and Apparatus for Collecting Vaginal
                                                 Fluid and Exfoliated Vaginal Cells for
                                                 Diagnostic Purposes
-----------------------------------------------------------------------------------------------
60/048,902(2)         06/05/97                   Rapid-Sense Technology
-----------------------------------------------------------------------------------------------
08/670,137(3)         06/25/96                   Biodegradable Absorbent Pads
-----------------------------------------------------------------------------------------------

-----------

(1) Also applied for in Germany, Japan, England, France, Italy, Sweden, and Canada.

(2)     Patent pending.

(3)     Reapplication pending.

        A-Fem and The Proctor & Gamble Company have entered into a license agreement that grants to The Proctor & Gamble Company certain rights to use A-Fem's miniform technology, including United States Patent Nos. 4,995,150 and 5,575,047. See "Factors Affecting Forward-Looking Statements--Competition."

        The term for patents issued on applications filed on or after June 8, 1995, is 20 years from the date of the application or, if the application contains a specific reference to an earlier filed application under 35 USC Sections 120, 121 or 365(c), 20 years from the date on which the earliest such application was filed. The term for patents issued on applications filed before June 8, 1995, is the greater of the 20-year term described above or 17 years from grant, depending on the amount of time between application and issuance.

        A-Fem has applications for United States trademarks for PadKit, Rapid-Sense, and for inSync and its related design. In addition to these applications, A-Fem has also applied for international trademarks on Rapid-Sense and inSync and its related design. A-Fem relies on trade secrets and other unpatented proprietary information in its development activities.

REGULATORY REQUIREMENTS

        The production and marketing of many of A-Fem's products are subject to rigorous FDA regulation. Before a medical product may be marketed for use by humans, months of laboratory and clinical trials must be performed to validate the safety and effectiveness of the product. A-Fem has assembled a team to obtain marketing clearance from the FDA for its planned products. This team includes senior management, personnel with regulatory expertise, personnel with scientific skills for clinical field trials and a Medical Advisory Board, consisting of scientific PhDs and MDs, to contribute to the scientific and medical validity of its clinical trials.

        To date this team has successfully obtained approval from the United States Food and Drug Administration (FDA) to market the inSync miniform under a 510(k) application.

RESEARCH AND DEVELOPMENT

        A-Fem spent approximately $988,000 on research and development in the year ended December 31, 1998, primarily with respect to development of the Rapid-Sense diagnostic technology, preparing the PadKit for clinical trials and applying for patents. A-Fem spent approximately $666,000 on research and development in the year ended December 31, 1997, primarily with respect to development of the Rapid-Sense diagnostic technology.

EMPLOYEES

        As of December 31, 1998, A-Fem had 18 full-time employees. A-Fem believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

        A-Fem's corporate office and product development facilities are located in 7,100 square feet of leased space in Portland, Oregon. A-Fem also leases 7,300 square feet of manufacturing and warehouse space in proximity to its corporate office.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Trading of A-Fem's common stock is reported in the OTC Bulletin Board. The following table sets forth the range of high and low bids for A-Fem's common stock as reported in the OTC Bulletin Board for the periods indicated.

                                       HIGH        LOW
                                       ----        ---
1st Quarter 1997                       4.88        2.94
2nd Quarter 1997                       4.13        2.44
3rd Quarter 1997                       4.75        2.50
4th Quarter 1997                       4.06        2.44

1st Quarter 1998                       2.69        1.88
2nd Quarter 1998                       3.63        2.06
3rd Quarter 1998                       3.00        1.44
4th Quarter 1998                       2.47        1.00

        The foregoing prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) On December 31, 1998, there were approximately 294 holders of record of A-Fem's common stock.

(c) A-Fem has paid no dividends and does not expect to pay any dividends in the foreseeable future because A-Fem intends to retain earnings, if any, to finance growth of its operations. A-Fem is not under any contractual restriction as to its present or future ability to pay dividends. The holders of A-Fem's preferred Stock have the right to receive dividends in preference to the holders of A-Fem's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

        On March 9, 1999, A-Fem issued 156,250 shares of A-Fem's Series A Convertible Preferred Stock and warrants to purchase an additional 31,250 shares of A-Fem's Series A Convertible Preferred Stock at an exercise price of $.01 per share to one entity, acting as agent for individual investors, in exchange for aggregate cash consideration of $300,000. This entity represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, A-Fem relied upon an exemption from registration pursuant to
Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OVERVIEW

        A-Fem experienced significant operating losses during the years ended December 31, 1998 and 1997. Further, A-Fem has continued to incur losses into the first quarter of 1999 and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to seek potential partnering opportunities. A-Fem has raised operating funds in the past by selling shares of its common and preferred stocks for consideration totaling approximately $1.8 million during 1997, $4.7 million during 1998, and $300,000 through March 1999.

        A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

RESULTS OF OPERATIONS

        For the year ended December 31, 1998, A-Fem generated net sales of approximately $419,000 as compared to net sales of approximately $90,000 for the year ended December 31, 1997. This increase in net sales resulted from the marketing roll-out of the inSync miniform in the Western half of the United States, excluding California. A-Fem has received no revenues from any other products and does not expect to generate revenues from the sales of any other products until the year 2000. The cost of goods sold in the year ended
December 31, 1998, was approximately $495,000, as compared to approximately $550,000 in the year ended December 31, 1997. This decrease resulted primarily from a reduction in manufacturing overhead in 1998 as compared to 1997.

        A-Fem's operating loss for the year ended December 31, 1998 was approximately $4.6 million, compared to an operating loss of approximately $4.0 million for the previous year. The increase in operating loss resulted primarily from an increase in selling and research and development expenses. A-Fem's operating loss was caused primarily by marketing and selling expenses related to the roll-out of the inSync miniform in the Western half of the United States, excluding California.

        Marketing and selling expenses were approximately $2,562,000 for the year ended December 31, 1998, as compared to approximately $1,817,000 for the prior year. Such expenses accounted for the greatest share of all expenses in 1998 due to costs associated with the launch of the marketing roll-out of A-Fem's inSync miniform in the Western United States. This marketing roll-out required expenditures for media, advertising production, packaging design, selling materials, and marketing and sales consultants. Marketing and selling expenses also accounted for the greatest share of all expenses in 1997 due to preparation for the marketing roll-out of the inSync miniform in Oregon and Washington. Marketing and selling expenses are expected to continue to exceed revenues through 1999.

        Research and development expenses for the year ended December 31, 1998, totaled approximately $988,000. Research and development expenses for the year ended December 31, 1997, totaled approximately $666,000. The increase in these expenses is primarily attributable to development costs related to the Rapid-Sense diagnostic technology and costs associated with the PadKit Pilot Study clinical trials.

        General and administrative expenses for the year ended December 31, 1998, totaled approximately $983,000, compared to approximately $1,078,000 for the year ended December 31, 1997. The decrease in these expenses is attributable primarily to decreases in A-Fem's legal and insurance expenses.

        A-Fem's net loss for the year ended December 31, 1998, increased to approximately $4,629,000 from $1,994,000 for the year ended December 31, 1997. This increase reflects A-Fem's receipt during the year ended December 31, 1997, of a payment of $2,000,000 from The Proctor & Gamble Company pursuant to an A-Fem licensing agreement between The Proctor & Gamble Company and A-Fem.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1998, A-Fem had cash and cash equivalents of approximately $668,000 as compared to approximately $526,000 at December 31, 1997. To date, A-Fem has financed its growth and operations through private placements of common and preferred stock, rights to purchase common and preferred stock, promissory notes and capital leases. During 1998, A-Fem raised approximately $4.7 million dollars from private investors in exchange for 989,586 shares of A-Fem's common stock, and 1,457,000 shares of A-Fem's preferred stock. In addition, during 1998 A-Fem exchanged 4,316,405 shares of common stock for 4,316,405 shares of Series A Convertible Preferred Stock.
In 1997 A-Fem raised approximately $1.8 million from private investors in exchange for 2,670,780 shares of A-Fem's common stock.

        A-Fem will need to raise additional capital in order to meet costs associated with research and development and related administrative activities. If A-Fem is unable to obtain such financing, it may be required to curtail its activities and may have to cease operations.

        A-Fem expects to continue to incur losses through 1999 and into 2000, because the costs of marketing and research and development are expected to continue to exceed income from product sales. Exclusive of marketing costs, A-Fem has approximately $200,000 per month of operating expenses. In order to carry out its development plans for Rapid-Sense and the PadKit, A-Fem estimates it will need to raise approximately $3.0 million in additional financing by August 31, 1999. A-Fem does not expect significant amounts of debt financing to be available to it in the near term, and therefore expects that it will have to issue additional equity. A-Fem cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders.

YEAR 2000

        A-Fem has conducted a review of its computer systems' devices, applications and manufacturing equipment to identify those areas that could be affected by Year 2000 noncompliance. All of the computer hardware and software currently used by A-Fem is Year 2000 compliant. Although A-Fem has not communicated yet with many of its suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship regarding their compliance with Year 2000 requirements, A-Fem intends to communicate with the remainder of its key vendors and customers during the next few months. A-Fem is not able at this time to predict the impact that a material failure by one or more of its key vendors or customers to comply with Year 2000 requirements in a timely fashion may have on A-Fem's operations.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time A-Fem may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements.

        LACK OF REVENUES FROM PRODUCTS; EARLY STAGE OF PRODUCT DEVELOPMENT

        A-Fem's products, the inSync miniform, PadKit, and Rapid-Sense diagnostic products, are in the early stages of development or marketing. There have been no significant revenues from the inSync miniform, and there have been no revenues at all from the PadKit or Rapid-Sense diagnostic products. A-Fem does not have a stable baseload of demand for its products and cannot estimate the potential market for its products.

        Problems may be encountered by A-Fem because its products are in an early stage of development or marketing, including:

        o unanticipated developmental, testing, regulatory compliance, manufacturing and marketing costs;

        o       competition;

        o       products in development that may not be successfully developed;

        o products, that once developed, may not be successfully manufactured, advertised and marketed;

        o       products that may not be commercially successful;

        o products that may become obsolete within a short time after their development; and

        o costs of research and development and clinical trials for new products that may substantially exceed A-Fem's expectations and financial resources.

        MARKET ACCEPTANCE

        A-Fem's only product in commercial production, the inSync miniform, is a new product form that addresses women's concerns with current feminine protection products. Although initial market response has been encouraging, women may not purchase this product or our other products in commercially viable quantities.

        NEED FOR ADDITIONAL FINANCING

        During the fiscal years ended December 31, 1997, and 1998, A-Fem incurred losses of approximately $2 million and approximately $4.6 million, respectively. A-Fem expects to continue to incur losses as the costs of marketing and research and development during the roll-out of its inSync miniform continue to exceed income from product sales.

        In order to carry out our marketing plan for the inSync miniform we will need to raise additional capital over the next two years or find one or more partners to assist in marketing and distributing the product. To date, we have been unable to raise such funds or attract a partner. In addition, we expect to need additional funds through equity and/or debt financing for the development, manufacture and marketing of additional products.

        We do not expect significant amounts of debt financing to be available in the near term and expect that we will have to issue additional equity to meet our financing needs. These funds may not be available or available on terms favorable to A-Fem or our shareholders. Future financings could have a dilutive effect on holders or purchasers of the shares.

        The inability of A-Fem to obtain financing would adversely affect A-Fem.

        MANUFACTURING RISKS

        A-Fem currently manufactures the inSync miniform and the Rapid-Sense diagnostic products for use in clinical trials. As a manufacturer, A-Fem continually faces risks regarding:

        o       the availability and costs of raw materials and labor;

        o       the potential need for additional capital equipment;

        o       increased operating costs;

        o       plant and equipment obsolescence;

        o       quality control; and

        o       excess or inadequate capacity.

        A disruption in A-Fem's production or distribution could have a material adverse effect on A-Fem's financial results.

        A-Fem currently purchases certain raw materials from one supplier. Although we do not believe it would be difficult to replace this supplier, we have not approved other suppliers for certain raw materials.

        COMPETITION

        A-Fem's current products and products in development will compete with products from other companies that have an established market, more employees and substantially greater research, financial and marketing resources than A-Fem. Many of these competitors also have the resources to manufacture and market their own products, which in many cases A-Fem may not be able to do.

        A-Fem has licensed to the Proctor & Gamble Company non-exclusive rights to its inSync miniform technology. The Proctor & Gamble Company has significantly greater resources than does A-Fem.

        LACK OF PATENT PROTECTION

        A-Fem has no material patent protection for the inSync miniform.

        A-Fem has filed patent applications for the PadKit collection device and its first generation Rapid-Sense technology. A-Fem has received a patent with respect to the PadKit collection device that covers the method and apparatus for collection and use of vaginal fluid for diagnostic purposes.

        The term for patents issued on applications filed on or after June 8, 1995, is 20 years from the date of the application or, if the application contains a specific reference to an earlier filed application under 35 USC Sections 120, 121 or 365(c), 20 years from the date on which the earliest such application was filed.

        The term of patents issued on applications filed before June 8, 1995, is the greater of the 20-year term described above or 17 years from grant, depending on the amount of time between application and issuance.

        The issuance of patents to A-Fem is not conclusive as to validity or as to the enforceable scope of claims. The validity and enforceability of a patent can be challenged by litigation after its issuance, and, if the outcome of litigation is adverse to the owner of the patent, the owner's rights could be diminished or eliminated. The issuance of patents covering any of A-Fem's products may be insufficient to prevent competitors from essentially duplicating the product by designing around the patented aspects. The patent laws of other countries may differ from those of the United States as to the patentability of A-Fem's products and processes, and the degree of protection afforded by foreign patents may be different from that in the United States.

        The technologies used by A-Fem may infringe upon patents or proprietary technology of others. The cost of enforcing A-Fem's patent rights in lawsuits that A-Fem may bring against infringers or defending itself against infringement charges by other patent holders may be high and could adversely affect A-Fem.

        Trade secrets and confidential know-how are important to A-Fem's scientific and commercial success. Although A-Fem seeks to protect its proprietary information through confidentiality agreements and appropriate contractual provisions, others may develop independently the same or similar information or gain access to proprietary information of A-Fem.

        YEAR 2000 COMPLIANCE

        A-Fem relies on computer systems and software to operate its business, including applications used in sales, purchasing, inventory management, finance and various administrative functions. All of the hardware and software we currently use is "Year 2000" compliant.

        However, A-Fem could be adversely affected by the failure of one or more of its vendors, customers or other organizations with which it conducts business to become fully Year 2000 compliant.

        GOVERNMENT REGULATION

        Many of A-Fem's activities are subject to regulation by various local, state and federal regulatory authorities in the United States and by governmental authorities in foreign countries where its products may be marketed.

        We have made requests for regulatory approval for marketing in several countries. We have obtained regulatory approval in China. A-Fem cannot predict when or whether we will obtain approvals in other countries.

        The PadKit and Rapid-Sense diagnostic products are still in the development stage and will require FDA approval and approval from similar authorities in other countries. Obtaining such approvals may be a lengthy and expensive proceeding and may involve extensive testing and clinical trials to demonstrate safety, reliability and efficacy.

        In addition, regulations may change, resulting in unexpected costs and uncertainty. A-Fem may not be able to comply with the applicable requirements and necessary approvals may not be granted. We cannot predict the extent and impact of future governmental regulations. If we fail to comply with the applicable regulatory requirements, we may be subject to fines, injunctions, civil penalties, recall or product seizure, among other penalties.

        DEPENDENCE ON MANAGEMENT AND CONSULTANTS

        A-Fem depends to a large extent upon the abilities and continued participation of its executive officers, consultants and current directors. The loss of any of these people could have a serious adverse effect upon our business. We may not be able to attract and retain key personnel with the skills and expertise necessary to manage our business. We do not have key-man life insurance on the lives of any of our personnel. Because competition for management and scientific staff in the biotechnology, biomedical and health care fields is intense, we may not be able to continue to employ personnel and consultants with sufficient expertise to satisfy our needs. We do not have employment contracts with any personnel other than Steven T. Frankel, James R. Wilson and Sara Van Dyck.

        PRODUCT LIABILITY

        A-Fem could be subject to claims for personal injuries or other damages resulting from its products. We carry general liability insurance, including products liability insurance, in the amount of $4,000,000. While there have been no product liability claims against A-Fem, if any claims for amounts exceeding our insurance coverage were successful, it would have a material adverse effect on A-Fem. A-Fem's insurance may not adequately protect A-Fem against all such liabilities. A-Fem's insurance does not cover actions brought in countries other than the United States or claims relating to toxic shock syndrome.

        POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER EFFECT OF NEVADA
        LAW

        A-Fem is authorized to issue up to 10,000,000 shares of preferred stock and A-Fem's Board of Directors has the authority to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by A-Fem's shareholders.

        Through March 1999, A-Fem issued a total of 5,929,655 shares of Series A Convertible Preferred stock and warrants to purchase an additional 515,450 shares of Series A Convertible Preferred stock at a weighted average exercise price of $0.90 to Capital Consultants, Inc., in exchange for aggregate consideration consisting of 4,316,405 shares of A-Fem's common stock, warrants to purchase 50,000 shares of A-Fem's common stock and $3,097,440.

        This issuance of Series A Preferred stock and any future issuance of preferred stock may:

        o have the effect of delaying, deferring or preventing a change in control of A-Fem;

        o discourage bids for the common stock at a premium over the market price of the common stock; or

        o adversely affect the market price and the voting and other rights of the holders of common stock.

        Moreover, certain "business combination" provisions of Nevada law could make it more difficult to consummate a merger or tender offer involving A-Fem, even if such event could be beneficial to the interests of the shareholders.

ITEM 7. FINANCIAL STATEMENTS

        Financial Statements begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

        A-Fem's executive officers, directors and key employees are:

     DIRECTORS AND EXECUTIVE OFFICERS    AGE        POSITION
     --------------------------------    ---        --------
     James E. Reinmuth, Ph.D.            58         Chairman and Director

     Steven T. Frankel                   56         Chief Executive Officer, President and
                                                    Director

     William H. Fleming, Ph.D.           52         Vice Chairman-Diagnostics, Secretary and
                                                    Director

     Carol A. Scott, Ph.D.               49         Director

     RoseAnna Sevcik                     35         Director

     James Wilson                        49         Treasurer, Director of Business Development
                                                    and Director

     Robert L. Buck, Ph.D.               47         Vice President, Chief Technical Officer

     KEY EMPLOYEES

     Martin Harvey                       57         Controller

     Sarah Van Dyck                      32         Director of Marketing and Sales

DIRECTORS AND EXECUTIVE OFFICERS

        JAMES E. REINMUTH, Ph.D. has served as Chairman of A-Fem since September 1996, and has been a Director of A-Fem since May 1995. From September 1996 to April 1998, Dr. Reinmuth served as Chief Executive Officer of A-Fem. From May 1995 to September 1996, Dr. Reinmuth served as Treasurer of A-Fem. From July 1994 to May 1997, Dr. Reinmuth served as the Charles H. Lundquist Distinguished Professor of Business at the University of Oregon. From June 1976 until July 1994, Dr. Reinmuth served as Dean of the College of Business at the University of Oregon. Since 1988, Dr. Reinmuth has also served in several administrative positions within the University of Oregon. Dr. Reinmuth also serves as president and chief executive officer of Fuji Advanced Filtration, an industrial filter manufacturer. Dr. Reinmuth serves as a director on the advisory board of Capital Consultants, Inc., an investment firm. Dr. Reinmuth serves as a director with the following companies: W.E. Simon and Sons Asia Ltd., a merchant bank in Hong Kong and Asia Capital Ltd., an investment bank in Sri Lanka.

        STEVEN T. FRANKEL, has served as Chief Executive Officer and a Director of A-Fem since April 1998, and as President of A-Fem since November 1998. From May 1992 to March 1998, Mr. Frankel was president and chief executive officer of Quidel Corporation, a manufacturer of physicians' office diagnostic test kits. From January 1983 to May 1992, Mr. Frankel was president of various international and domestic divisions of Becton Dickinson, a diagnostic and medical device manufacturer. From 1979 to 1983, Mr. Frankel was vice president and general manager of the Becton Dickinson Home Health Care unit. Mr. Frankel also serves as a director of: ID Biomedical Corp, Vancouver, Canada, and HIDA Educational Foundation, Washington, D.C.

        WILLIAM H. FLEMING, Ph.D., has served as Vice Chairman-Diagnostics of the Company since August of 1997, and as a Director and Secretary of A-Fem since February 1994. From February 1994 through August 1997, Dr. Fleming served as President and Chief Operating Officer of A-Fem. He was president, chief operating officer and a director of ProFem from July 1993 until its merger with A-Fem in June 1994. From April 1992 until July 1993, Dr. Fleming served as an associate with Sovereign Ventures, a healthcare consulting firm; concurrently he served as director of corporate development of Antivirals, Inc., a biotechnology company involved in antisense technology.

        CAROL A. SCOTT, Ph.D., has served as a Director of A-Fem since February 1995. Dr. Scott is a professor of marketing and the chairman of the marketing faculty at The John E. Anderson Graduate of Management at the University of California, Los Angeles. Dr. Scott has been on the faculty at UCLA since 1977, and served the school in a variety of administrative positions from 1986 through 1994, including as chairman of the faculty and associate dean for academic affairs. She was also a visiting associate professor at the Harvard Business School in 1985, and was on the faculty at Ohio State University for three years prior to joining UCLA in 1977. Dr. Scott is a frequent author and lecturer and has served on the Editorial Board of the Journal of Consumer Research since 1980. Dr. Scott also serves on the board of directors of Sizzler International.

        ROSEANNA SEVCIK has served as a Director of A-Fem since May 1995. Ms. Sevcik has been a vice president/senior portfolio manager of Penn Mutual, a life insurance company since May of 1996. From February 1993 to March 1996, Ms. Sevcik was vice president/senior portfolio manager and served as a director on the pension plans board of the Life Insurance Company of the Southwest. From February 1990 to February 1993, Ms. Sevcik was senior portfolio manager/securities analyst at Securities Management and Research, an investment management services company.

        JAMES R. WILSON has served as Treasurer and a Director of A-Fem since September 1996 and as Director of Business Development since July 1997. In addition, since August 1995 Mr. Wilson has been a private financial consultant to firms in both manufacturing and service industries. From August 1992 to August 1995, Mr. Wilson was a sales manager for Advanced Equipment Systems, Inc. From January 1985 to August 1992, Mr. Wilson was treasurer and director of marketing in various divisions of Production Technologies, Inc. Mr. Wilson also serves as a director of Design Pacific/Oregon Dome, Inc.

        ROBERT L. BUCK, Ph.D., has served as Vice President-Technical Operations of A-Fem since June 1994. Dr. Buck is a Major in the U.S. Army Reserves and a company commander in the 104th Training Division. From August 1992 to January 1994, Dr. Buck was vice president of research and development for CELx, a subsidiary of IMRE Corporation, a cancer diagnostic company. Dr. Buck has been involved in the development of over 40 diagnostic products that have been introduced into the market, and has published several manuscripts in medical and scientific journals.

KEY EMPLOYEES

        MARTIN HARVEY has served as the Company's Controller since June 1998. From August 1987 to June 1993, Mr. Harvey was division controller for Spacelabs Medical, Inc. a manufacturer of critical care medical monitors. From January 1980 to August 1987 Mr. Harvey was division controller for the Medical Systems Division of Control Data, Inc. From 1993 to 1998, Mr. Harvey held several other controller positions with a variety of manufacturing companies.

        SARAH VAN DYCK has served as the Company's Director of Marketing and Sales since May 1996. Prior to joining A-Fem, Ms. Van Dyck was employed by The Procter & Gamble Company, where she managed women's personal care brands, and was responsible for new product launches and on-going brand management. Ms. Van Dyck also has served as a management consultant with Corporate Decisions, Inc., where she worked with pharmaceutical and health care clients.

        A-Fem's directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified; officers hold office at the discretion of the Board. Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors. In the past, certain directors have received options or warrants to purchase shares of A-Fem's common stock in consideration for their services.

        In March 1997, A-Fem formed a Medical Advisory Panel. This panel currently consists of seven members, two of whom are employees of A-Fem. The outside members are all prominent Ph.D.s and M.D.s specializing in public and/or women's health. The Medical Advisory Board is expected to provide guidance to A-Fem on clinical validations for its planned products.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

        The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and any other corporate officers who received in excess of $100,000 in compensation (the "Named Executive Officers") for each of the fiscal years ended December 31, 1998, 1997 and 1996.

             SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                              ANNUAL COMPENSATION          COMPENSATION
                                              ------------------------     -------------------
                                                          OTHER ANNUAL     SECURITIES
NAME AND PRINCIPAL                            SALARY      COMPENSATION     UNDERLYING
POSITION                           YEAR       ($)         ($)              OPTIONS/WARRANTS(#)
------------------                 ----       --------    ------------     -------------------
James E. Reinmuth(1)               1998         45,025           --              150,000
  Chief Executive Officer,         1997         40,000           --               26,667
  Chairman and Director            1996          7,500           --              250,000


Steven T. Frankel(2)               1998        103,863           --            1,700,000
  Chief Executive Officer          1997             --           --                   --
  President and Director           1996             --           --                   --


J. Peter Burke(3)                  1998        129,833           --              150,000
  President, Chief Operating       1997         85,432           --              133,334
  Officer and Chief Financial      1996             --           --                   --
  Officer


William H. Fleming                 1998        119,449           --              150,000
  Vice Chairman-Diagnostics,       1997        115,000           --               26,667
  Secretary and Director           1996        115,000           --                   --


(1)     James E. Reinmuth served as Chief Executive Officer of A-Fem until April
        1998.

(2) Steven T. Frankel became Chief Executive Officer of A-Fem in April 1998 and President of A-Fem in November 1998.

(3) J. Peter Burke resigned as President, Chief Operating Officer and Chief Financial Officer of A-Fem on November 20,1998.


OPTION GRANTS

        The following table sets forth certain information regarding options granted to Named Executive Officers during the fiscal year ended December 31, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                                    -----------------------------------------------------
                                                    PERCENT OF
                                                    TOTAL
                                    NUMBER OF       OPTIONS
                                    SECURITIES      GRANTED TO
                                    UNDERLYING      EMPLOYEES    EXERCISE
                                    OPTIONS         IN           PRICE         EXPIRATION
NAME                                GRANTED         FISCAL YEAR  ($/SHARE)     DATE
----                                -----------     -----------  ---------     -----------
James E. Reinmuth                     150,000(1)        2.4%        $2.88     July 7, 2008

Steven T.  Frankel                  1,700,000(1)       27.2%        $2.06     April 21, 2008

J. Peter Burke                        150,000(1)        2.4%        $2.88     July 7, 2008

William H. Fleming                    150,000(1)        2.4%        $2.88     July 7, 2008

--------------

(1)     These options are subject to performance-based conditions.

EXERCISE OF STOCK OPTIONS AND YEAR-END OPTION/WARRANT VALUES

        The following table sets forth certain information regarding options and warrants of the Named Executive Officers as of December 31, 1998.

                      1998 YEAR-END OPTIONS/WARRANT VALUES

                         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                        UNDERLYING UNEXERCISED             IN-THE-MONEY
                         OPTIONS/WARRANTS AT            OPTIONS/WARRANTS AT
                          DECEMBER 31, 1998             DECEMBER 31, 1998(1)
                      ---------------------------  ----------------------------
NAME                  EXERCISABLE   UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
----                  ------------  -------------  -----------    -------------
James E. Reinmuth     326,667          150,000         -0-             -0-

Steven T. Frankel     462,500        1,237,500         -0-             -0-

J. Peter Burke        83,334           200,000         -0-             -0-

William H. Fleming    176,667          150,000         -0-             -0-


(1) Based on $1.81 per share, the fair market value of A-Fem's common stock at December 31, 1998.

COMPENSATION OF DIRECTORS

        Directors of A-Fem who are also employed by A-Fem do not receive additional compensation for their services as directors. Non-employee directors of A-Fem receive compensation in the form of options to purchase A-Fem's common stock. Directors who serve on the committee that administers A-Fem's 1994 Incentive and Non-Qualified Stock Option Plan ("Plan") receive options pursuant to paragraph 13 of the Plan.

EMPLOYMENT AGREEMENTS

        A-Fem entered into a consulting agreement with James E. Reinmuth dated effective December 1, 1998 (the "Reinmuth Consulting Agreement"), with respect to Mr. Reinmuth's services as Chairman of the Board. The Reinmuth Consulting Agreement provides for a fee of $2,500 per month. The Reinmuth Consulting Agreement may be terminated on 30 days' prior notice by either party.

        A-Fem entered into an employment agreement with J. Peter Burke dated effective April 28, 1997 (the "Burke Employment Agreement"), with respect to Mr. Burke's services as A-Fem's President, Chief Operating Officer and Chief Financial Officer. The Burke Employment Agreement provides for an annual salary of $125,000. Mr. Burke resigned as an officer of A-Fem November 21, 1998. Mr. Burke will continue to receive his annual base salary until June 30, 1999.

        A-Fem entered into an employment agreement with Sarah P. Van Dyck dated effective May 28, 1996 (the "Van Dyck Employment Agreement"), with respect to Ms. Van Dyck's services as A-Fem's Director of Sales and Marketing. The Van Dyck Employment Agreement provides for a salary of $7,917 per month. The Van Dyck Employment agreement may be terminated on 20 days' prior notice by either party.

        A-Fem entered into an employment agreement with James R. Wilson dated effective May 1, 1997 (the "Wilson Employment Agreement"), with respect to Mr. Wilson's services as A-Fem's Treasurer. The Wilson Employment Agreement provides for a salary of $5,000 per month. The Wilson Employment agreement may be terminated on 30 days' prior notice by either party.

        A-Fem entered into an employment agreement with Steven T. Frankel dated effective April 25, 1998 (the "Frankel Employment Agreement"), with respect to Mr. Frankel's services as A-Fem's Chief Executive Officer. The Frankel Employment Agreement provides for a salary of $20,000 per month. The Frankel Employment agreement may be terminated on 30 days' prior notice by either party.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that A-Fem's officers, directors and persons who own more than 10 percent of A-Fem's common stock file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of common stock and other equity securities of A-Fem on Form 4. Officers, directors and greater than 10 percent stockholders of A-Fem are required by SEC regulations to furnish to A-Fem copies of all Section 16(a) reports that they file. To A-Fem's knowledge, based solely on reviews of such reports furnished to A-Fem and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 1998.

ITEM    11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership as of March 15, 1999, of A-Fem's common stock by $0.01 par value of (i) each beneficial owner of more than 5 percent of the common stock,
(ii) the Named Executive Officers, (iii) each director of A-Fem and (iv) all directors and executive officers as a group. Each person named in the table has sole investment and voting power with respect to the shares set forth opposite his name or her name, except as otherwise noted.


NAME AND ADDRESS OF                     AMOUNT AND NATURE OF           PERCENT OF CLASS
BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP(1)          OUTSTANDING
----------------                        -----------------------        ---------------
William H. Fleming                        828,592(2)                         8.6%
10180 SW Nimbus Ave.,
Suite J-5
Portland, OR  97223
Vice-Chairman, Secretary and Director

James E. Reinmuth                         548,667(3)                         5.6%
5171 Solar Heights Drive
Eugene, OR  97405
Chairman and Director

Steven T. Frankel                         462,500(4)                         4.7%
9668 Claiborne Square
LaJolla, CA 92037
Chief Executive Officer and President

J. Peter Burke                             85,834(5)                         *
46A Alfred Drowne Road
Barrington, RI  02806

Carol A. Scott                             30,000(6)                         *
1834 Park Blvd.
Palo Alto, CA  94306
Director

RoseAnna Sevcik                            50,000(7)                         *
1736 Aidenn Lair
Dresher, PA  19025
Director

James R. Wilson                           397,595(8)                         4.2%
3198 Powder River Drive
Eugene, OR  97408
Treasurer and Director

Capital Consultants, Inc.               6,455,105(9)                        40.5%
2300 SW First Avenue, Suite 200
Portland, OR  97201

NAME AND ADDRESS OF                     AMOUNT AND NATURE OF           PERCENT OF CLASS
BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP(1)          OUTSTANDING
----------------                        -----------------------        ---------------
Cort MacKenzie & Co., Inc.              1,206,000(10)                       11.3%
5335 SW Meadows Road, Suite 270
Lake Oswego, OR 97035

Thomas C. Stewart                       1,206,000(10)                       11.3%
c/o Cort McKenzie & Co., Inc.
5335 SW Meadows Road, Suite 270
Lake Oswego, OR 97035

John F. Perry                             517,140                            5.5%
2451 S. Ponte Vedra Blvd.
Ponte Vedra, FL  32082

All directors and officers              2,604,854(11)                       23.9%
As a group (7 persons)

--------------------

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

 (2) Includes 176,667 shares issuable upon the exercise of options to purchase common stock.

 (3) Includes 23,000 shares of common stock held by the Reinmuth Family Trust, 8,000 shares held by Kazumitsu Shiomi, 23,000 shares held by Terry A. Reinmuth, 4,000 shares held by Hilary J. Reinmuth, 4,000 shares held by Jennifer C. Reinmuth, 250,000 shares issuable upon exercise of a warrant to purchase common stock and 76,667 shares issuable upon exercise of options to purchase common stock.

 (4) Includes 462,500 shares issuable upon the exercise of options to purchase common stock.

 (5) Includes 83,334 shares issuable upon the exercise of options to purchase common stock.

 (6) Includes 30,000 shares issuable upon the exercise of options to purchase common stock.

 (7) Includes 50,000 shares issuable upon the exercise of options to purchase common stock.


 (8) Includes 160,000 shares of common stock held jointly with Mr. Wilson's spouse and 84,167 shares issuable upon the exercise of options to purchase common stock.

 (9) Includes 5,929,655 shares issuable upon conversion of shares of Convertible Preferred Stock, and an additional 515,450 shares issuable upon conversion of shares issuable upon exercise of a warrant to purchase Convertible Preferred Stock. Capital Consultants, Inc. acts as an agent for individual investors with respect to all shares beneficially owned by it. Capital Consultants, Inc., is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and has, on behalf of certain of its clients, sole voting power and sole investment power with respect to certain of these shares.

(10) Consists of 936,000 and 270,000 shares issuable upon exercise of warrants to purchase common stock held by Cort MacKenzie & Co., Inc., and Thomas C. Stewart, respectively.

(11) Includes 1,100,835 shares issuable upon the exercise of options to purchase common stock and 250,000 shares issuable upon exercises of warrants to purchase common stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There were no related transactions during the year ended December 31, 1998.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                See Exhibit Index.

        (b)     Reports on Form 8-K filed during Last Quarter of Fiscal Year.

                None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of A-Fem Medical Corporation:

We have audited the accompanying balance sheets of A-Fem Medical Corporation (a Nevada corporation) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A-Fem Medical Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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




Portland, Oregon,
  March 2, 1999

                            A-FEM MEDICAL CORPORATION


                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997


                                     ASSETS

                                                                                      1998               1997
                                                                                  ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $    668,369       $    525,767
  Restricted cash                                                                           --             52,500
  Accounts receivable                                                                   59,735             98,596
  Inventories                                                                           70,855            172,963
  Prepaid expenses                                                                     257,603            173,314
                                                                                  ------------       ------------
          Total current assets                                                       1,056,562          1,023,140

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                       1,235,173          1,194,449
  Less- Accumulated depreciation and amortization                                     (524,484)          (371,401)
                                                                                  ------------       ------------
          Total property, equipment and leasehold improvements                         710,689            823,048

PATENTS, net                                                                            59,872             60,971

LOANS RECEIVABLE - Officers and directors                                               62,193             58,710
                                                                                  ------------       ------------
           Total assets                                                           $  1,889,316       $  1,965,869
                                                                                  ============       ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $    299,471       $    529,588
  Current portion - capital lease obligations                                          183,339            262,772
  Accrued expenses                                                                      74,075             59,368
  Accrued salaries and benefits                                                        138,394            162,174
  Note payable                                                                         417,345                 --
                                                                                  ------------       ------------
          Total current liabilities                                                  1,112,624          1,013,902

LONG-TERM PORTION - CAPITAL LEASE OBLIGATIONS                                           41,607            221,357
                                                                                  ------------       ------------
          Total liabilities                                                          1,154,231          1,235,259

COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock, $.01 par value; authorized 7,200,000 shares; issued 5,773,405 shares and 0 shares at December 31, 1998
    and 1997, respectively                                                              57,734                 --
  Common stock, $.01 par value; authorized 33,000,000
    shares; issued 9,471,875 shares and 12,798,694
    shares at December 31, 1998 and 1997, respectively                                  94,719            127,987
  Warrants issued for Series A Convertible Preferred
    Stock                                                                              182,272                 --
  Warrants issued for common stock                                                      76,491                 --
  Additional paid-in capital                                                        16,682,154         12,331,811
  Accumulated deficit                                                              (16,358,285)       (11,729,188)
                                                                                  ------------       ------------
          Total stockholders' equity                                                   735,085            730,610
                                                                                  ------------       ------------
          Total liabilities and stockholders' equity                              $  1,889,316       $  1,965,869
                                                                                  ============       ============


      The accompanying notes are an integral part of these balance sheets.

                            A-FEM MEDICAL CORPORATION


                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                               1998               1997
                                           ------------       ------------
REVENUES:
  Sales, net of discounts                  $    418,915       $     89,717
                                           ------------       ------------
          Net sales                             418,915             89,717

COST OF SALES:
  Cost of goods sold                            495,092            549,764
                                           ------------       ------------
          Gross margin                          (76,177)          (460,047)

OPERATING EXPENSES:
  Selling and marketing                       2,561,887          1,816,910
  General and administrative                    982,787          1,077,669
  Research and development                      988,121            665,740
                                           ------------       ------------
          Operating loss                     (4,608,972)        (4,020,366)
                                           ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income                                25,021             94,273
  Interest expense                              (88,950)           (70,199)
  Licensing income                               35,000          2,000,000
  Miscellaneous income                            8,804              2,618
                                           ------------       ------------
                                                (20,125)         2,026,692
                                           ------------       ------------
          Net loss                         $ (4,629,097)      $ (1,993,674)
                                           ============       ============

NET LOSS PER SHARE, basic and diluted      $       (.38)      $       (.17)
                                           ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING          12,178,262         11,682,687
                                           ============       ============



        The accompanying notes are an integral part of these statements.

                           A-FEM MEDICAL CORPORATION


                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                    Preferred Stock                       Common Stock
                                                           ------------------------------   -------------------------------------
                                                             Shares     Amount   Warrants      Shares        Amount      Warrants
                                                           ---------   -------   --------   ------------    ---------    --------
BALANCE, December 31, 1996                                        --  $     --   $     --     10,127,914    $ 101,279    $    --

  Common stock issued on options exercised for cash,
      $0.12 per share, net of financing costs                     --        --         --      1,174,280       11,743         --
  Common stock issued on warrants exercised for cash,
      $0.41 per share                                             --        --         --        480,000        4,800         --
  Common stock issued on warrants exercised for cash,
      $1.00 per share, net of financing costs                     --        --         --        343,500        3,435         --
  Common stock issued on warrants exercised for cash,
      $1.50 per share                                             --        --         --         33,000          330         --
  Common stock issued on warrants exercised for cash,
      $1.64 per share                                             --        --         --         10,000          100         --
  Common stock issued for cash, $2.00 per share,
      net of financing costs                                      --        --         --        530,000        5,300         --
  Common stock issued for proprietary assets,
      $2.00 per share                                             --        --         --        100,000        1,000         --
  Net loss                                                        --        --         --             --           --         --
                                                           ---------   -------   --------   ------------    ---------    -------
BALANCE, December 31, 1997                                        --        --         --     12,798,694      127,987         --

  Common stock issued for cash $1.92 per share,
      net of financing costs                                      --        --         --        989,586        9,896         --
  Preferred stock issued in exchange of common shares      4,316,405    43,164         --     (4,316,405)     (43,164)        --
  Preferred stock issued for cash $1.92 per share,
      net of financing costs                               1,457,000    14,570         --             --           --         --
  Warrants issued in connection with note payable                 --        --         --             --           --         --
  Warrants issued in connection with issuance of
     common stock                                                 --        --         --             --           --     76,491
  Warrants issued in connection with issuance
     of preferred stock                                           --        --    182,272             --           --         --
  Net loss                                                        --        --         --             --           --         --
                                                           ---------   -------   --------   ------------    ---------    -------
BALANCE, December 31, 1998                                 5,773,405   $57,734   $182,272      9,471,875    $  94,719    $76,491
                                                           =========   =======   ========   ============    =========    =======


                                                              Additional                       Total
                                                               Paid-In       Accumulated    Stockholders'
                                                               Capital         Deficit         Equity
                                                             ------------    ------------   -------------
BALANCE, December 31, 1996                                   $ 10,403,611    $ (9,735,514)   $   769,376

  Common stock issued on options exercised for cash,
      $0.12 per share, net of financing costs                     128,841              --        140,584
  Common stock issued on warrants exercised for cash,
      $0.41 per share                                             192,000              --        196,800
  Common stock issued on warrants exercised for cash,
      $1.00 per share, net of financing costs                     338,128              --        341,563
  Common stock issued on warrants exercised for cash,
      $1.50 per share                                              49,170              --         49,500
  Common stock issued on warrants exercised for cash,
      $1.64 per share                                              16,300              --         16,400
  Common stock issued for cash, $2.00 per share,
      net of financing costs                                    1,004,761              --      1,010,061
  Common stock issued for proprietary assets,
      $2.00 per share                                             199,000              --        200,000
  Net loss                                                             --      (1,993,674)    (1,993,674)
                                                             ------------    ------------    -----------
BALANCE, December 31, 1997                                     12,331,811     (11,729,188)       730,610

  Common stock issued for cash $1.92 per share,
      net of financing costs                                    1,857,425              --      1,867,321
  Preferred stock issued in exchange of common shares                  --              --             --
  Preferred stock issued for cash $1.92 per share,
      net of financing costs                                    2,719,026              --      2,733,596
  Warrants issued in connection with note payable                  32,655              --         32,655
  Warrants issued in connection with issuance of
     common stock                                                 (76,491)             --             --
  Warrants issued in connection with issuance
     of preferred stock                                          (182,272)             --             --
  Net loss                                                             --      (4,629,097)    (4,629,097)
                                                             ------------    ------------    -----------
BALANCE, December 31, 1998                                   $ 16,682,154    $(16,358,285)   $   735,085
                                                             ============    ============    ===========


        The accompanying notes are an integral part of these statements.

                            A-FEM MEDICAL CORPORATION


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                       1998              1997
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(4,629,097)      $(1,993,674)
  Adjustments to reconcile net loss to net cash flows used in operating activities-
      Depreciation and amortization                                    155,667           150,812
      Loss (gain) on disposal of assets                                   (134)            5,459
      Other noncash income                                              (3,483)               --
      Changes in operating assets and liabilities:
        Restricted cash                                                 52,500           106,875
        Accounts receivable                                             38,861           (67,824)
        Inventories                                                    102,108            17,855
        Prepaid expenses and other                                     (84,289)          (17,373)
        Accounts payable                                              (230,117)          280,116
        Accrued expenses                                                14,707             3,147
        Accrued salaries and benefits                                  (23,780)         (130,319)
        Accrued settlement for litigation                                   --           (40,000)
                                                                   -----------       -----------
          Net cash used in operating activities                     (4,607,057)       (1,684,926)
                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold
    improvements                                                       (37,909)          (48,192)
  Net proceeds from sale of equipment                                      350             1,650
  Other assets                                                            (406)          (34,621)
                                                                   -----------       -----------
          Net cash used in investing activities                        (37,965)          (81,163)
                                                                   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                             1,867,321         1,754,908
  Net proceeds from sale of preferred stock                          2,733,596                --
  Repayments on capital lease obligations                             (263,293)         (199,930)
  Proceeds from note payable                                           450,000                --
  Repayments of loans receivable, net                                       --            65,383
                                                                   -----------       -----------
          Net cash provided by financing activities                  4,787,624         1,620,361
                                                                   -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   142,602          (145,728)

CASH AND CASH EQUIVALENTS, beginning of period                         525,767           671,495
                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                           $   668,369       $   525,767
                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Exchange of preferred stock for common stock                     $ 8,287,498       $        --
  Issuance of common stock as settlement for litigation                     --           200,000
  Equipment acquired under capital leases                                4,110           310,014

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Total cash paid for interest                                          88,950            70,199


        The accompanying notes are an integral part of these statements.

                            A-FEM MEDICAL CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.      ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

Organization

A-Fem Medical Corporation (the Company or A-Fem) is a women's health care company. A-Fem has developed three core product technology platforms, one based on its inSync(TM) miniform interlabial pad, another based on the RapidoSense(TM) diagnostic products and a third based on the Padkit(TM) collection device. The miniform is a new type of feminine hygiene product that is worn interlabially. A-Fem's first miniform application, the inSync(TM) miniform, has received Food and Drug Administration (FDA) approval and was launched in a market roll-out in Oregon and Washington in January 1998. The Company expects to use its RapidoSense diagnostic technology to create rapid response, low cost, point-of-use diagnostic tools which generate quantifiable results. The core technology development for RapidoSense(TM) diagnostic products has been completed and applications are under development. The Padkit(TM) contains a miniform to be used during a woman's menstrual cycle to collect a sample for diagnostic testing.

The Company has experienced significant operating losses during the years ended December 31, 1998 and 1997 and has continued to incur losses into the first quarter of 1999. Further, the Company has not generated significant revenues. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investment commitments in its preferred and common stock of approximately $4.6 million during 1998 and in its common stock of approximately $1.8 million in 1997, net of issuance expenses. However, there can be no assurance that the Company's efforts to raise additional funding or enter into a strategic alliance will be successful. If the company is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient profitable sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations and the Company may be forced to cease operations.

Fair Value

The carrying value of financial instruments approximates fair value, unless otherwise disclosed.

Cash and Cash Equivalents

The Company considers all instruments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represents cash required to satisfy the Company's contractual obligation for salary and related benefits associated with the hiring of the Director of Sales and Marketing in 1996.

Concentration of Risk

The Company currently purchases certain raw materials from a single supplier. Management believes that other suppliers could supply these products, but there is no assurance that such a change in suppliers would not adversely impact the terms currently received by the Company.

The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. For the year ended December 31, 1998, sales to one customer amounted to approximately 50% of total sales. For the year ended December 31, 1997, sales to one customer amounted to approximately 20% of total sales.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lives of the related leases. Maintenance and repair costs are expensed as incurred; renewals and betterments are capitalized.

Patents

Patent costs are capitalized and amortized by the straight-line method over a 17-year period beginning with the date the patent is granted. Total accumulated amortization for these patents was $20,475 and $18,970 as of December 31, 1998 and 1997, respectively.

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

Advertising Costs

Advertising costs, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was $1,657,199 and $1,136,293 in 1998 and 1997, respectively.

Net Loss Per Share

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

                                               1998                                           1997
                             ------------------------------------------    ------------------------------------------
                                                                  Per                                           Per
                                                                 Share                                         Share
                                Income            Shares         Amount      Income            Shares          Amount
                             -----------       -----------      -------    -----------       -----------      -------
Basic EPS:
  Income available to
    Common Shareholders      $(4,629,097)       12,178,262      $  (.38)   $(1,993,674)       11,682,687      $  (.17)

Effect of dilutive
  securities:
    Stock options                     --                --           --             --                --           --
                             -----------       -----------      -------    -----------       -----------      -------
Diluted EPS:
  Income available to
    Common Shareholders      $(4,629,097)       12,178,262      $  (.38)   $(1,993,674)       11,682,687      $  (.17)
                             ===========       ===========      =======    ===========       ===========      =======

At December 31, 1998 and 1997, the Company had options and warrants outstanding covering 6,258,617 and 3,881,411, respectively of the Company's common stock not included in the above calculations since they would have been antidilutive. In addition, at December 31, 1998, the Company had 5,773,405 shares issuable pursuant to the Company's convertible preferred stock and warrants outstanding covering 484,200 shares of the Company's convertible preferred stock that were not included as they would have been antidulitve.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions with owners. The Company adopted SFAS 130 at the beginning of 1998. Comprehensive income did not differ from currently reported net income in the periods presented.

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company expects that adoption of SFAS 133 will not have a material impact on the Company's financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.      INVENTORIES:

Inventories consisted of the following components at December 31:

                       1998          1997
                     --------      --------
Raw materials        $ 61,517      $ 79,695
Work-in-process         1,105         6,054
Finished goods          8,233        87,214
                     --------      --------
                     $ 70,855      $172,963
                     ========      ========

3.      PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

                                                            1998             1997
                                                        -----------       -----------
Property                                                $    37,099       $    37,225
Equipment                                                 1,080,923         1,040,073
Leasehold improvements                                      117,151           117,151
                                                        -----------       -----------
                                                          1,235,173         1,194,449
Less- Accumulated depreciation and amortization            (524,484)         (371,401)
                                                        -----------       -----------
Net property, equipment and leasehold improvements      $   710,689       $   823,048
                                                        ===========       ===========

Included in the above table are amounts relating to assets utilized under capital leases which had a net book value of $685,384 and $711,048 at December 31, 1998 and 1997, respectively.

4.      FINANCING ARRANGEMENTS:

Note Payable

During 1998, A-Fem entered into a note payable with an investor in the amount of $450,000. The agreement is collateralized by a one-half security interest in a licensing agreement between a major manufacturer and the Company (see
Note 7). The Agreement requires monthly interest payments, at a fixed interest rate of 9.5%. The balance plus a $50,000 loan fee is payable one year from the date of the agreement, April 13, 1999. The loan fee is being accrued over the term of the Agreement. Subsequent to yearend, the investor verbally agreed to extend the due date of the Agreement by one year. The total interest expense on this note for 1998 was $68,000, including $33,333 for accrual of the loan fee.

Capital Leases

Certain collateralized equipment is leased by the Company, which obligations are reflected by the secured leases as noted below. This equipment is used for the research and development of new products and for the manufacturing and production of the miniform.

Future minimum lease payments under capital leases as of December 31 are as follows:

1999                                        $203,072
2000                                          38,960
2001                                           4,778
                                            --------
Total minimum lease payments                 246,810
                                            ========


Less- Amount representing interest
  (at rates ranging from 6.24% to 22.20%)        21,864
                                               --------
Present value of minimum lease payments         224,946
Less- Current portion                           183,339
                                               --------
                                               $ 41,607
                                               ========

5.      STOCKHOLDERS' EQUITY:

Preferred Stock

During the year ended December 31, 1998, the Company amended its Articles of Incorporation in order to authorize 10,000,000 shares of preferred stock having a par value of $.01 per share. The Company authorized the first series for up to 7,200,000 of the total authorized shares, of which 5,773,405 shares have been issued. These shares, designated as Series A Convertible Preferred Stock (the Preferred Stock), are nonredeemable, voting shares. The Preferred Stock is convertible at any time into shares of common stock on a one-for-one basis. The Preferred Stock has priority over other classes of capital stock with respect to dividends and upon liquidation.

During 1998, the Company entered into an agreement with an investor to exchange all of the investor's holdings of the Company's common stock into shares of the Company's Preferred Stock on a one-for-one basis in addition to additional Preferred Stock investment for cash. Additionally, this investor also exchanged 50,000 warrants to purchase common stock for 50,000 warrants to purchase Preferred Stock.

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters requiring shareholder vote. Holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of any funds lawfully available therefor, and, in the event of liquidation or distribution of assets, are entitled to participate ratably in the distribution of such assets remaining after payment of liabilities, in each case subject to any preferential rights granted to any series of Preferred Stock that may then be outstanding.

Common Stock Options

On April 21, 1998, the Company granted nonstatutory stock options to the new Chief Executive Officer of the Company exercisable for 1,700,000 shares of the Company's common stock at an exercise price of $2.06 per share. At December 31, 1998, 462,500 of the granted options were exercisable with the remaining options vesting over the next ten years. The options expire ten years from the date of grant. On July 7, 1998, the Company granted nonstatutory stock options to the President of the Company exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.88 per share. At December 31, 1998, none of these options were exercisable. The options vest over the next ten years and expire ten years from the date of grant. The vesting of the remaining unexercisable options for each employee may be accelerated upon meeting certain performance criteria.

In addition, the Company has an Incentive and Non-Qualified Stock Option Plan (the Incentive Plan), under which 3,300,000 shares of Common Stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Incentive Plan. The Incentive Plan provides for administration by a Committee comprised of not less than two members of the Company's Board of Directors. Such Committee (or the Board of Directors in its absence) determines the number of shares, option price, duration and other terms of the options granted under the Incentive Plan. Qualified options are available for issuance to employees of the Company. Nonqualified options are available for issuance to consultants, advisors and others having a relationship with the Company, on terms as determined by the Committee. Under the Incentive Plan, the exercise price of a qualified option cannot be less than the fair market value on the date of grant and the exercise price of a nonqualified option is determined by the Committee on the date of grant. Options granted under the Incentive Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant.

Activity under the Incentive Plan as well as other issuances is summarized as follows:

                                                  Weighted Average
                                Shares Subject     Exercise Price
                                  to Options         Per Share
                                --------------    ---------------
Balance at December 31, 1996       2,243,030         $   1.77
  Options granted                    760,076             3.10
  Options exercised               (1,174,280)            0.12
  Options canceled                  (433,831)            3.36
                                  ----------         --------
Balance at December 31, 1997       1,394,995             3.16
  Options granted                  2,528,538             2.29
  Options canceled                  (184,922)             .73
                                  ----------         --------
Balance at December 31, 1998       3,738,611         $   2.66
                                  ==========         ========

Of the outstanding options at December 31, 1998 and 1997, 1,645,861 and 1,182,245, respectively, were qualified stock options and 242,750 and 212,750, respectively, were nonqualified stock options. The options are exercisable for shares of the Company's Common Stock. Outstanding options and rights expire on various dates through November 2008. The number of shares available for grant under the Incentive Plan was 163,609 at December 31, 1998.

The following table summarizes information about stock options outstanding at December 31, 1998:

                  Options Outstanding                          Options Exercisable
--------------------------------------------------------- -----------------------------
                                   Weighted                Number of
                    Number          Average     Weighted     Shares           Weighted
  Range of       Outstanding at    Remaining     Average  Exercisable at       Average
  Exercise        December 31,    Contractual   Exercise   December 31,       Exercise
   Prices            1998         Life - Years    Price        1998            Price
-----------      --------------   ------------  --------  --------------      --------
$1.75-2.88         2,924,516           7.22     $   2.26        93,807        $   2.01
 3.00-4.69           664,095           8.49         3.87       475,448            3.33
 5.13                150,000           5.84         5.13       150,000            5.13
-----------        ---------        -------     --------     ---------        --------
$1.75-5.13         3,738,611           7.78     $   2.66       719,255        $   2.78
===========        =========        =======     ========     =========        ========

At December 31, 1997, 730,769 options were exercisable at a weighted average exercise price of $3.16 per share.

Common Stock Warrants

As of December 31, 1998, warrants for a total of 2,520,006 shares of Common Stock had been awarded. The warrants may be exercised for shares of the Company's Common Stock. The following summarizes outstanding warrants for shares of the Company's Common Stock:

                                                 Shares       Weighted Average
                                               Subject to      Exercise Price
                                                Warrants         Per Share
                                               ----------     ----------------
Balance at December 31, 1996                    3,351,250         $   1.96

  Warrants granted                                 50,000             2.00
  Warrants exercised                             (866,500)            0.70
  Warrants canceled                               (48,334)            3.02
                                               ----------         --------
Balance at December 31, 1997                    2,486,416             2.39
  Warrants granted                                 83,590             1.92
  Warrants canceled                               (50,000)            4.25
                                               ----------         --------
Balance at December 31, 1998                    2,520,006         $   2.34
                                               ==========         ========

Number exercisable at December 31, 1998         2,520,006         $   2.34

During the year ended December 31, 1998, the Company granted warrants for 83,590 shares of the Company's Common Stock to various investors in the Company. The warrants are exercisable at a price of $1.92 per share and expire five years from the date of grant in 2003.

During February 1997, the Company granted warrants for 50,000 shares of the Company's Common Stock to an investor in the Company. The warrants are exercisable at a price of $2.00 per share and expire in January 2002.

Preferred Stock Warrants

During 1998, the Company awarded warrants for a total of 484,200 shares of the Company's Preferred Stock. The warrants may be exercised for shares of the Company's Preferred Stock. As of December 31, 1998, 484,200 shares were granted and outstanding with a weighted average exercise price of $.96 per share. All warrants outstanding at December 31, 1998 are exercisable.

Statement of Financial Accounting Standards No. 123

During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:


                                        For the Year Ended
                                            December 31,
                                       ---------------------
                                         1998         1997
                                       -------       -------

Average risk-free interest rate           6.00%         6.00%
Expected dividend yield                     --            --
Expected lives                         6 years       6 years
Expected volatility                       80.1%         83.3%

Using the Black-Scholes methodology, the total value of options granted during 1998 and 1997 was $5,169,875 and $1,399,835, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1998 and 1997 was $2.04 and $2.35 per share, respectively. If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                          1998                                        1997
                          -----------------------------------         -----------------------------------
                           As Reported            Pro Forma            As Reported            Pro Forma
                          -------------         -------------         -------------         -------------
Net loss                  $  (4,629,097)        $  (5,843,151)        $  (1,993,674)        $  (2,660,895)
Net loss per share                 (.38)                 (.48)                 (.17)                 (.23)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

6.      INCOME TAXES:

As of December 31, 1998, the Company had federal net operating loss (NOL) carryforwards of approximately $19 million. If not applied against future taxable income, the federal NOL carryforwards will expire in the years 2001 through 2018. Changes in the Company's ownership have caused an annual limitation on the amount of carryforwards that can be utilized and start-up costs that can be amortized. As of December 31, 1998 and 1997, the Company had net deferred tax assets of approximately $7.2 million and $5.5 million, respectively, primarily resulting from deferred start-up costs and NOL carryforwards. In accordance with SFAS 109, at December 31, 1998 and 1997 a valuation allowance was recorded to reduce net deferred tax assets to zero.

7.      COMMITMENTS:

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

Operating Leases

The Company has operating leases for its corporate office, warehouse, product development and manufacturing facilities, and some office equipment. The following is a schedule by years of the Company's future minimum rental payments required under these operating leases that have lease terms in excess of one year as of December 31, 1998:

1999                                                     $138,656
2000                                                       98,573
2001                                                       19,981
                                                         --------
Total minimum payments required                          $257,210
                                                         ========

Rent expense for the Company's operating leases was $147,661 and $124,821 for 1998 and 1997, respectively.

8.      SUBSEQUENT EVENT:

Financing Commitment

During the first quarter of 1999, the Company issued 156,250 shares of the Company's Series A Convertible Preferred Stock and warrants to purchase an additional 31,250 shares of the Company's Series A Convertible Preferred Stock in exchange for $300,000 in cash from a group of private investors. The financing is intended to assist in meeting the Company's operating needs while it pursues additional sources of financing.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        A-FEM MEDICAL CORPORATION



                                        By:    /s/ Steven T. Frankel
                                           ------------------------------------
                                           Steven T. Frankel
                                           Chief Executive Officer and President

                                           Date: March 31, 1999

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              SIGNATURE                               TITLE                         DATE
              ---------                               -----                         ----
        /s/ Steven T. Frankel             Chief Executive Officer and             March 31, 1999
--------------------------------------    President
          Steven T. Frankel               (principal executive officer)

        /s/James E. Reinmuth              Chairman and Director                   March 31, 1999
--------------------------------------    (principal executive officer)
           James E. Reinmuth

        /s/William H. Fleming             Vice Chair-Diagnostics,                 March 31, 1999
--------------------------------------    Secretary and Director
         William H. Fleming

         /s/James R. Wilson               Treasurer and Director                  March 31, 1999
--------------------------------------
           James R. Wilson

          /s/Martin Harvey                Controller                              March 31, 1999
--------------------------------------    (principal financial and
            Martin Harvey                 accounting officer)

         /s/ Carol A. Scott               Director                                March 31, 1999
--------------------------------------
           Carol A. Scott

         /s/ RoseAnna Sevcik              Director                                March 31, 1999
--------------------------------------
           RoseAnna Sevcik

                                  EXHIBIT INDEX



EXHIBIT
   NO.    DESCRIPTION
-------   -----------
3.1(1)    Articles of Incorporation, as amended

3.2(1)    Bylaws, as amended

4.1(1)    Form of Stock Purchase Warrant

4.2(1)    Form of Series A Preferred Stock Certificate

*10.1(2)  Employment Agreement between A-Fem Medical Corporation and Steven T.
          Frankel, dated effective April 25, 1998

10.2(3)   Business Park Lease between A-Fem Medical Corporation, Petula
          Associates, Ltd. and Koll Portland Associates, dated March 1, 1996

10.3(9)   Scholls Business Center First Amendment to Lease between A-Fem Medical
          Corporation, Petula Associates, Ltd. and Equity FC, Ltd.

10.4(4)   Form of Registration Rights Agreement used for Mr. Waller, Esler,
          Stephens & Buckley and Lane, Powell, Spears and Lubersky

10.5(5)   Form of Registration Rights Agreement

10.6(5)   ATHENA Medical Corporation's 1994 Incentive and Non-Qualified Stock
          Option Plan, dated as of June 7, 1994

*10.7(5)  Form of Incentive Stock Option Agreement

*10.8(5)  Form of Non-Statutory Stock Option Agreement

10.9(5)   Form of Purchase Warrant Certificate

*10.10(5) Employment Agreement between A-Fem Medical Corporation and Sarah P.
          Van Dyck, dated May 28, 1996

*10.11(6) Employment Agreement between A-Fem Medical Corporation and J. Peter
          Burke, dated as of April 28, 1997

10.12(7)  Agreement dated effective as of April 28, 1997, between The Proctor &
          Gamble Company and A-Fem Medical Corporation

*10.13(6) Employment Agreement between A-Fem Medical Corporation and James R.
          Wilson, dated as of May 1, 1997

EXHIBIT
   NO.    DESCRIPTION
-------   -----------
10.14(8)  Form of Capital Lease between A-Fem Medical Corporation and First
          Portland Leasing Corp.

27.1      Financial Data Schedule

----------

(1) Incorporated by reference to the exhibits to A-Fem's quarterly report on Form 10-QSB for the quarter ended September 30, 1998.

(2) Incorporated by reference to the exhibits to A-Fem's quarterly report on Form 10-QSB for the quarter ended June 30, 1998.

(3) Incorporated by reference to the exhibits to A-Fem's Registration Statement on Form S-2 (file no. 333-2053), filed with the SEC on March 29, 1996.

(4) Incorporated by reference to the exhibits to A-Fem's Registration Statement on Form S-2 (file no. 33-88230), filed with the SEC on January 5, 1995.

(5) Incorporated by reference to the exhibits to A-Fem's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(6) Incorporated by reference to the exhibits to A-Fem's quarterly report on Form 10-QSB for the quarter ended June 30, 1997.

(7) Incorporated by reference to exhibit number 10.1 to A-Fem's Current Report on Form 8-K (file no. 0-17119) filed with the SEC on May 16, 1997.

(8) Incorporated by reference to the exhibits to A-Fem's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(9) Incorporated by reference to the exhibits to A-Fem's Registration Statement on Form S-2 (file no. 333-2053), filed with the SEC on January 21, 1999.

*       Indicates management contract or compensation plan.