Form 10QSB
period 1999-03-31
AFEM MEDICAL CORP
filed 1999-05-14
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            X  Quarterly Report pursuant to Section 13 or 15(d)
           ---
               of the Securities Exchange Act of 1934


               For the quarterly period ended March 31, 1999


               Transition Report Under Section 13 or 15(d) of the

               Securities Exchange Act of 1934
           ---

               For the transition period from          To
                                              --------    --------

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
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

As of May 11, 1999, the issuer had outstanding 9,471,875 shares of its $.01 par value Common Stock.

     Transitional Small Business Disclosure Format: (Check one)  Yes     No  X
                                                                     ---    ---

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1. FINANCIAL STATEMENTS

                            A-Fem Medical Corporation
                                 BALANCE SHEETS

                                                                              As of
                                                                   March 31,        December 31,
                                                                     1999               1998
                                                               -------------------------------------
ASSETS                                                            (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                  $    154,453        $    668,369
     Accounts receivable                                              32,956              59,735
     Inventory                                                        71,036              70,855
     Prepaids and other                                              192,312             257,603
                                                                ------------        ------------
          Total current assets                                       450,757           1,056,562

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                       1,257,227           1,235,173
     Less:  accumulated depreciation                                (555,966)           (524,484)
                                                                ------------        ------------
                                                                     701,261             710,689
PATENTS and LICENSES, net                                             55,883              59,872

LOANS RECEIVABLE -- officers and directors                            63,063              62,193
                                                                ------------        ------------
          Total assets                                          $  1,270,964        $  1,889,316
                                                                ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                           $    127,701        $    299,471
     Note payable                                                    425,509             417,345
     Current portion of capital lease                                142,411             183,339
     Accrued expenses                                                 64,807              74,075
     Accrued salaries and related liabilities                        150,270             138,394
                                                                ------------        ------------
          Total current liabilities                                  910,698           1,112,624
     Long-term portion of capital lease obligation                    23,081              41,607
                                                                ------------        ------------
          Total liabilities                                          933,779           1,154,231

STOCKHOLDERS' EQUITY:
      Series A Convertible Preferred Stock, $0.01 par value;
          authorized 7,200,000 shares; issued 5,929,655 and
          5,773,405 shares at March 31,1999 and
          December 31, 1998                                           59,297              57,734
      Common Stock, $0.01 par value; authorized 33,000,000
          shares; issued 9,471,875 shares at March 31, 1999
          and December 31, 1998                                       94,719              94,719
     Warrants issued for Series A Convertible Preferred Stock        821,569             761,882
     Warrants issued for common stock                                 76,491              76,491
     Additional paid-in capital                                   16,339,509          16,102,544
     Accumulated deficit                                         (17,054,400)        (16,358,285)
                                                                ------------        ------------
          Total stockholders' equity                                 337,185             735,085
                                                                ------------        ------------
          Total liabilities and stockholders' equity            $  1,270,964        $  1,889,316
                                                                ============        ============

      The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For The Three Months
                                                        Ended March 31,
                                               --------------------------------
                                                    1999               1998
                                               ------------        ------------
Sales, net                                     $     25,462        $    100,051
Cost of sales                                        69,621             122,905
                                               ------------        ------------
               Gross margin                         (44,159)            (22,854)

Operating Expenses:
     Research and development                       248,176             187,248
     Marketing and selling                          151,279             806,202
     General and administrative                     243,126             188,357
                                               ------------        ------------
Net operating expenses                              642,581           1,181,807
                                               ------------        ------------

Net operating loss                                 (686,740)         (1,204,661)
                                               ------------        ------------

Other income (expense)                               (9,375)             (4,544)
                                               ------------        ------------
                    Net loss                   $   (696,115)       $ (1,209,205)
                                               ============        ============

Basic and diluted net loss per share           $      (0.07)              (0.09)
                                               ============        ============

Weighted average shares outstanding            $  9,471,875        $ 13,319,528
                                               ============        ============

        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                                      For The Three Months
                                                                         Ended March 31,
                                                                -----------------------------
                                                                    1999             1998
                                                                -----------       -----------
Cash Flows From Operating Activities:

Net loss                                                        $  (696,115)      $(1,209,205)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                   34,031            42,674
     Loss on disposal of assets                                       3,595                --
     Other non-cash expenses                                          8,164                --
     Other non-cash income                                             (870)             (871)
     Changes in working capital:
          Restricted cash                                                --            27,541
          Accounts receivable                                        26,779           (21,286)
          Inventory                                                    (181)            9,929
          Prepaid expenses and other                                 65,291             4,385
          Accounts payable                                         (171,770)         (146,102)
          Accrued expenses                                           (9,268)          (34,693)
          Accrued salaries and related liabilities                   11,876           (54,668)
                                                                -----------       -----------
               Net cash used in operating activities               (728,468)       (1,382,296)

Cash Flows From Investing Activities:
     Purchases of equipment, furniture and leaseholds               (24,209)          (28,051)
     Other assets                                                        --              (405)
                                                                -----------       -----------
               Net cash provided by (used in) investing
                   activities                                       (24,209)          (28,456)

Cash Flows From Financing Activities:
     Net repayments of lease obligations                            (59,454)          (59,939)
     Net proceeds from sale of common and preferred stock,
      exercise of options and warrants, net of expenses             298,215           994,751
                                                                -----------       -----------
               Net cash provided by financing activities            238,761           934,812

Net Decrease in Cash and Cash Equivalents                          (513,916)         (475,940)

Cash and Cash Equivalents, beginning of period                      668,369           525,767
                                                                -----------       -----------

Cash and Cash Equivalents, end of period                        $   154,453       $    49,827
                                                                ===========       ===========

        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

     A-Fem Medical Corporation is a medical technology company with multiple product platforms targeting women's unmet health needs. A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its PadKit(TM) Sample Collection System and the third based on its RapidoSense(TM) diagnostic tests. A-Fem markets the inSync miniform as an alternative to tampons, pads or liners for light flow protection. The PadKit, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and diseases. A-Fem is also developing point-of-care diagnostic products that provide quantified results using its proprietary RapidoSense technology.

Basis of Presentation

     The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by A-Fem pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although A-Fem believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in A-Fem's annual report on Form 10-KSB for the year ended December 31, 1998.

Net Loss Per Share

     Basic and diluted loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. A net loss was reported in each of the quarters ended March 31, 1999 and 1998. Stock options for the purchase of 3,738,611 and 1,356,304 shares at March 31, 1999 and 1998, respectively, and warrants for the purchase of 2,520,006 and 2,492,926 shares at

March 31 1999 and 1998, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at March 31, 1999 were not included in loss per share calculations because to do so would have been anti-dilutive.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive loss did not differ from currently reported net loss in the periods presented.

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

Reclassifications

     Certain amounts have been reclassified in the prior year financial statement presentation to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     A-Fem Medical Corporation is a medical technology company with multiple product platforms targeting women's unmet health needs. A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its PadKit(TM) Sample Collection System and the third based on its RapidoSense(TM) diagnostic tests. A-Fem markets the inSync miniform as an alternative to tampons, pads or liners for light flow protection. The PadKit, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and diseases. A-Fem is also developing point-of-care diagnostic products that provide quantified results using its proprietary RapidoSense technology.

OVERVIEW

     A-Fem experienced significant operating losses during the year ended December 31, 1998. Further, A-Fem continued to incur losses in the first quarter of 1999 and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to seek potential partnering opportunities. A-Fem has raised operating funds in the past by selling shares of its common and preferred stocks for consideration totaling approximately $4.7 million during 1998 and $500,000 through April 1999.

     A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

RESULTS OF OPERATIONS

     Net sales for the quarter ended March 31, 1999, were approximately $25,000, as compared to approximately $100,000 for the quarter ended March 31, 1998. This decrease was the result of decreased levels of promotional support for the inSync miniform as compared to the levels maintained during the product roll-out in the prior year.

     Marketing and selling expense for the first quarter of 1999 was approximately $151,000, as compared to approximately $806,000 for the quarter ended March 31, 1998. The decrease in marketing and selling expense resulted from decreased expenditures for advertising, marketing and sales consultants in 1999 as compared to the expenditures required to support the product roll-out in 1998.

     Research and development expense for the quarter ended March 31, 1999, was approximately $248,000, as compared to approximately $187,000 for the same quarter of the prior year. This increase resulted from the initiation of the pilot study for the PadKit.

     General and administrative expense was approximately $243,000 for the quarter ended March 31, 1999, as compared to approximately $188,000 for the same period in the prior year. This increase resulted from increased payroll expense due to an additional employee.

     A-Fem's operating loss for the quarter ended March 31, 1999, was approximately $687,000, as compared to approximately $1,205,000 for the same quarter of the prior year. This decrease resulted primarily from lower expenses in 1999 as compared to the expenses associated with the rollout of the inSync miniform in 1998.

     A-Fem's net loss for the quarter ended March 31, 1999, was approximately $696,000, as compared to approximately $1,209,000 for the same period in the prior year. This decrease reflects the higher levels of expenses incurred in 1998 to support the roll-out of A-Fem's inSync miniform.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, A-Fem had cash and cash equivalents of $154,453. A-Fem's net cash position was reduced by $513,916 between December 31, 1998 and March 31, 1999, as a result of normal operating expenses.

     A-Fem expects to continue to incur losses through 1999 and into 2000, because the costs of marketing and research and development are expected to continue to exceed income from product sales. Exclusive of marketing costs, A-Fem incurs approximately $200,000 per month of operating expenses. In order to carry out its development plans for RapidoSense and the PadKit, A-Fem estimates it will need to raise approximately $3.0 million in additional financing by August 31, 1999. A-Fem does not expect significant amounts of debt financing to be available to it in the near term, and that it will have to issue additional equity. A-Fem cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time

A-Fem may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: the effect of economic conditions generally and within the medical technology industry; lack of revenues from products; market acceptance risks; need for additional financing; manufacturing risks; uncertainty associated with product development; continuing operating losses; results of financing efforts; availability and cost of raw materials and labor; potential need for additional capital equipment; the impact of competitive products and pricing; and the additional factors listed from time to time in the Company's SEC reports, including but not limited to, the Company's report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

                           PART II - OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

     1. On April 15, 1999, the Company issued 104,170 shares of Series A Preferred Stock and warrants to purchase a total of 20,834 shares of Series A Preferred Stock at an exercise price of $.01 per share to one entity, acting as an agent for individual investors, for aggregate cash consideration of $200,006.40. This entity represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

     2. On May 10, 1999, the Company issued 104,170 shares of Series A Preferred Stock and warrants to purchase a total of 20,834 shares of Series A Preferred Stock at an exercise price of $.01 per share to one entity, acting as an agent for individual investors, for aggregate cash consideration of $200,006.40. This entity represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           3.1   Articles of Incorporation, as amended(1)

           3.2   Amended and Restated Bylaws(1)

          11.1   Statement re: computation of per share earnings

          27.1   Financial Data Schedule
----------
(1) Incorporated by reference to the exhibits to A-Fem's quarterly report on Form 10-QSB for the quarter ended September 30, 1998.

     (b)   Reports on Form 8-K

           None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         A-FEM MEDICAL CORPORATION


Date: May 14, 1999
                                         /s/ Steven T. Frankel
                                         ---------------------------------------
                                         Steven T. Frankel
                                         President and Chief Executive Officer



                                         /s/ Martin Harvey
                                         ---------------------------------------
                                         Martin Harvey
                                         Controller