Form 10QSB
period 1999-06-30
AFEM MEDICAL CORP
filed 1999-08-16
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


           X    Quarterly Report pursuant to Section 13 or 15(d)
         -----  of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1999

                Transition Report Under Section 13 or 15(d)
         -----  Securities Exchange Act of 1934

                For the transition period from        To
                                                -----   ------


                  Commission File Number:   0-17119
                                         ------------

                            A-Fem Medical Corporation
 -------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

               Nevada                                     33-0202574
  --------------------------------                 ----------------------
  (State or other jurisdiction                     (IRS Employer
    incorporation or organization)                    Identification No.)


                         10180 SW Nimbus Ave., Suite J5
                               Portland, OR 97223
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (503) 968-8800
                 ----------------------------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ----     -----

As of June 30, 1999, the issuer had outstanding 9,530,208 shares of its $.01 par value Common Stock.

  Transitional Small Business Disclosure Format: (Check one) Yes     No  X
                                                                ----    ----

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1.  FINANCIAL STATEMENTS

                            A-Fem Medical Corporation
                                 BALANCE SHEETS

                                                           As of
                                                   June 30,      December 31,
                                                    1999            1998
                                                ----------------------------
ASSETS                                           (unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                      $    129,632    $    668,369
 Accounts receivable                                  36,268          59,735
 Inventory                                            80,621          70,855
 Prepaids and other                                  173,905         257,603
                                                ------------    ------------
  Total current assets                               420,426       1,056,562

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost       1,259,423       1,235,173
 Less: accumulated depreciation                     (585,119)       (524,484)
                                                ------------    ------------
                                                     674,304         710,689

PATENTS and LICENSES, net                             55,488          59,872

LOANS RECEIVABLE - officers and directors             63,934          62,193
                                                ------------    ------------
  Total assets                                  $  1,214,152    $  1,889,316
                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                               $     63,104    $    299,471
 Note payable                                        433,673         417,345
 Current portion of capital lease                    114,502         183,339
 Accrued expenses                                     81,612          74,075
 Accrued salaries and related liabilities            150,958         138,394
                                                ------------    ------------
  Total current liabilities                          843,849       1,112,624
 Long-term portion of capital lease obligation         7,994          41,607
                                                ------------    ------------
  Total liabilities                                  851,843       1,154,231

STOCKHOLDERS' EQUITY:
 Series A Convertible Preferred Stock, $0.01
  par value; authorized 7,200,000 shares;
  issued 6,242,165 and 5,773,405 shares at
  June 30,1999 and December 31, 1998                  62,422          57,734
 Common Stock, $0.01 par value; authorized
  33,000,000 shares; issued 9,530,208 and
  9,471,875 shares at June 30, 1999 and
  December 31, 1998                                   95,302          94,719
 Warrants issued for Series A Convertible
 Preferred Stock                                     940,948         761,882
 Warrants issued for common stock                     76,491          76,491
 Additional paid-in capital                       16,894,791      16,102,543
 Accumulated deficit                             (17,707,645)    (16,358,284)
                                                ------------    ------------
  Total stockholders' equity                         362,309         735,085
                                                ------------    ------------
  Total liabilities and stockholders' equity    $  1,214,152    $  1,889,316
                                                ============    ============

                   The accompanying notes are an integral part
                            of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                           FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                               ENDED JUNE 30,               ENDED JUNE 30,
                                         -------------------------    --------------------------
                                            1999           1998           1999          1998
                                         ----------    -----------    -----------    -----------
Sales, net                               $   18,076    $   167,882    $    43,538    $   267,933

Cost of sales                                58,644        105,942        128,265        228,847
                                         ----------    -----------    -----------    -----------
  Gross Margin                              (40,568)        61,940        (84,727)        39,086

Operating expenses:
 Research and development                   261,721        210,377        509,897        397,625
 Marketing and selling                       89,591        496,006        240,870      1,302,208
 General and administrative                 248,945        246,659        492,071        435,016
                                         ----------    -----------    -----------    -----------
  Total operating expenses                  600,257        953,042      1,242,838      2,134,849
                                         ----------    -----------    -----------    -----------
Net operating loss                         (640,825)      (891,102)    (1,327,565)    (2,095,763)
                                         ----------    -----------    -----------    -----------
Other expense                               (12,421)       (19,183)       (21,796)       (23,729)
                                         ----------    -----------    -----------    -----------
Net loss                                   (653,246)      (910,285)    (1,349,361)    (2,119,492)
                                         ==========    ===========    ===========    ===========
Basic and diluted net loss per share     $    (0.07)   $     (0.07)   $     (0.14)   $     (0.16)
                                         ==========    ===========    ===========    ===========
Weighted average shares outstanding       9,498,249     13,698,454      9,485,135     13,596,713
                                         ==========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                                                  For The Six Months
                                                                                    Ended June 30,
                                                                              --------------------------
                                                                                  1999           1998
                                                                              -----------    -----------
Cash Flows From Operating Activities:

Net loss                                                                      $(1,349,361)   $(2,119,492)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                     64,962         81,853
 Loss on disposal of assets                                                         3,595           (134)
 Other non-cash expenses                                                           16,328        458,333
 Other non-cash income                                                             (1,741)        (1,741)
 Changes in working capital:
  Restricted cash                                                                      --         52,500
  Accounts receivable                                                              23,467        (60,749)
  Inventory                                                                        (9,766)        (3,691)
  Prepaid expenses and other                                                       83,698          7,340
  Accounts payable                                                               (236,367)      (238,122)
  Accrued expenses                                                                  7,537        (46,628)
  Accrued salaries and related liabilities                                         12,564        (65,407)
                                                                              -----------    -----------
   Net cash used in operating activities                                       (1,385,084)    (1,935,938)

Cash Flows From Investing Activities:
 Purchases of equipment, furniture and leaseholds                                 (27,788)       (37,175)
 Other assets                                                                          --            350
                                                                              -----------    -----------
   Net cash used in investing activities                                          (27,788)       (36,825)

Cash Flows From Financing Activities:
  Net repayments of lease obligations                                            (102,450)      (126,746)
  Net proceeds from sale of common and preferred stock, exercise of
  options and warrants, net of expenses                                           976,585      1,871,032
                                                                              -----------    -----------
   Net cash provided by financing activities                                      874,135      1,744,286

Net Decrease in Cash and Cash Equivalents                                        (538,737)      (228,477)

Cash and Cash Equivalents, beginning of period                                    668,369        525,767
                                                                              -----------    -----------

Cash and Cash Equivalents, end of period                                      $   129,632    $   297,290
                                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

     A-Fem Medical Corporation is a medical technology company with multiple product platforms targeting women's unmet health needs. A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its Rapid-Sense(TM) diagnostic tests and the third based on its PadKit(TM) Sample Collection System. A-Fem markets the inSync miniform as an alternative to tampons, pads or liners for light flow protection. A-Fem is also developing point-of-care diagnostic products that provide quantified results using its proprietary Rapid-Sense technology. The PadKit, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and other diseases.

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

Net Loss Per Share

     Basic and diluted loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. A net loss was reported in each of the three and six-month periods ended June 30, 1999 and 1998. Stock options for the purchase of 3,583,560 and 3,045,693 shares at June 30, 1999 and 1998, respectively, and warrants for the purchase of 2,461,673 and

2,570,006 shares at June 30 1999 and 1998, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at June 30, 1999 were not included in loss per share calculations because to do so would have been anti-dilutive.

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

     In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
137). SFAS 137 is an amendment to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 137 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company expects that adoption of SFAS 137 will not have a material impact on the Company's financial condition or results of operations.

Reclassifications

     Certain amounts have been reclassified in the prior year financial statement presentation to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     A-Fem Medical Corporation is a medical technology company with multiple product platforms targeting women's unmet health needs. A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its Rapid-Sense(TM) diagnostic tests and the third based on its PadKit(TM) Sample Collection System. A-Fem markets the inSync miniform as an alternative to tampons, pads or liners for light flow protection. A-Fem is also developing point-of-care diagnostic products that provide quantified results using its proprietary Rapid-Sense technology. The PadKit, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and other diseases

     In the last year our corporate strategy for the inSync miniform has been modified from aggressive introductory support of a regional roll-out, followed by on-going advertising and promotion, to one requiring modest upfront and on-going promotion utilizing retailers, catalog and on-line, web-based (internet) retailers such as Transitions for Health and SOMA. InSyncminiform.com, launched in July, will enable women nationally to purchase our product. Additionally we are exploring partnering opportunities to assist in the marketing and distribution of the product in retail outlets.

     A Rapid-Sense test for the detection of Cotinine (a metabolite of nicotine) is currently being evaluated for sales into the insurance testing market. A-Fem plans to manufacture the product and plans that sales and distribution would be handled through third parties. In addition, A-Fem continues development of a proprietary test using A-Fem's Rapid-Sense technology for Konica, a large Japanese industrial chemical firm. A-Fem plans to continue to seek strategic partners to fund the research and development for, and assist in the marketing and distribution of, specific applications of its Rapid-Sense technology.

     The company is conducting clinical studies to submit to the FDA for clearance of the PadKit as an alternative to the cervical scrape as a sample-collection system for tests that screen for cervical cancer.

OVERVIEW

     A-Fem experienced significant operating losses during the year ended December 31, 1998. Further, A-Fem has continued to incur losses in the first half of 1999 and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing.

Management's plans include efforts to obtain additional capital and to seek potential partnering opportunities. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $4.7 million during 1998 and $1.2 million through July 1999.

     A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, manufacturing and marketing activities, and A-Fem may be forced to cease operations.

RESULTS OF OPERATIONS

     Net sales for the quarter ended June 30, 1999, were approximately $18,000, as compared to approximately $168,000 for the quarter ended June 30, 1998. For the six-month period ended June 30, 1999, net sales were $44,000, as compared to $268,000 for the same period in 1998. This decrease for the quarter and six-month period was the result of decreased levels of promotional support for the inSync miniform as compared to the levels maintained during the product introduction and roll-out in the prior year.

     Cost of sales for the quarter ended June 30, 1999 was approximately $59,000 as compared to approximately $106,000 for the quarter ended June 30, 1998. For the six-month period ended June 30, 1999, cost of sales was approximately $128,000 as compared to approximately $229,000 for the same period in 1998. This decrease for the quarter and six-month period primarily resulted from decreases in the volume of products sold in 1999 as compared to 1998.

     Gross margin for the quarter ended June 30, 1999 was -224.4% as compared to 36.9% for the quarter ended June 30, 1998. For the six-month period ended June 30, 1999, gross margin was -194.6% as compared to 14.6% for the same period in 1998. Because certain of A-Fem's manufacturing costs are fixed, the decrease in manufacturing volume in 1999 as compared to 1998 created a situation of worsening gross margin in 1999 as compared to the prior year.

     Marketing and selling expense for the second quarter of 1999 was approximately $90,000, as compared to approximately $496,000 for the quarter ended June 30, 1999. For the six-month period ended June 30, 1999, marketing and selling expense was approximately $241,000, as compared to approximately $1,302,000 for the same period in 1998. The decrease in marketing and selling expense for the quarter and six-month period resulted from decreased expenditures for advertising, marketing and sales consultants in 1999 as compared to the expenditures required to support the product roll-out in 1998.

     Research and development expense for the quarter ended June 30, 1999, was approximately $262,000, as compared to approximately $210,000 for the same quarter of the prior year. For the six-month period ended June 30, 1999, research and development expense was approximately $510,000, as compared to approximately $398,000 for the same period in 1998. This increase resulted from the initiation of additional clinical studies in support of the PadKit.

         General and administrative expense was approximately $249,000 for the quarter ended June 30, 1999, as compared to approximately $247,000 for the same period in the prior year. For the six-month period ended June 30, 1999, general and administrative expense was approximately $492,000, as compared to $435,000 for the same period in 1998. This increase resulted from increased payroll expense due to an additional employee not included in the prior year periods.

     A-Fem's operating loss for the quarter ended June 30, 1999, was approximately $641,000, as compared to approximately $891,000 for the same quarter of the prior year. For the six-month period ended June 30, 1999, the operating loss was approximately $1,328,000, as compared to an operating loss of approximately $2,096,000 for the same period in 1998. This decrease resulted primarily from lower marketing expenses in 1999 as compared to the expenses associated with the rollout of the inSync miniform in 1998.

     A-Fem's net loss for the quarter ended June 30, 1999, was approximately $653,000, as compared to approximately $910,000 for the same period in the prior year. For the six-month period ended June 30, 1999, the Company's net loss was approximately $1,349,000, as compared to a net loss of $2,119,000 for the same period in the prior year This decrease reflects the higher levels of expenses incurred in 1998 to support the roll-out of A-Fem's inSync miniform.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, A-Fem had cash and cash equivalents of $129,632. A-Fem's net cash position was reduced by $538,737 between December 31, 1998 and June 30, 1999, as a result of normal operating expenses.

         A-Fem expects to continue to incur losses through 1999 and into 2000, because the costs of research and development are expected to continue to exceed income from product sales. A-Fem incurs approximately $200,000 per month of operating expenses. In order to carry out its development plans for Rapid-Sense products and the PadKit, A-Fem will need to raise approximately $3 million in addition to the funds needed for its monthly operating expenses A-Fem does not expect significant amounts of debt financing to be available to it in the near term, and that it will have to issue additional equity. A-Fem cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time A-Fem may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: need for additional financing; uncertainty associated with need for regulatory approvals; continuing operating losses; results of financing efforts; lack of revenues from products; market acceptance risks; uncertainty associated with product development; the impact of competitive products and pricing; the effect of economic conditions generally and within the medical technology industry; and the additional factors listed from time to time in the Company's SEC reports, including but not limited to, the Company's report on Form 10-KSB for the fiscal year ended December 31, 1998.

YEAR 2000

     A-Fem has conducted a review of its computer systems' devices, applications and manufacturing equipment to identify those areas that could be affected by Year 2000 noncompliance. All of the computer hardware and software currently used by A-Fem, including embedded technology that we use in our manufacturing processes, is Year 2000 compliant. A-Fem believes that a material failure by one or more of its vendors or customers to comply with Year 2000 requirements in a timely fashion will not have a material effect on A-Fem's operations.

                           PART II - OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     On each of April 15, 1999, May 10, 1999, June 17, 1999, and July 21, 1999,
the Company issued 104,170 shares of Series A Preferred Stock and warrants to purchase an additional 20,834 shares of Series A Preferred Stock at an exercise price of $.01 per share to one entity, Capital Consultants, LLC (formerly Capital Consultants, Inc.), acting as an agent for individual investors, for cash consideration of $200,006.40. The warrants expire 10 years from their respective dates of issue. Shares of Series A Preferred Stock are convertible into shares of the Company's Common Stock on a one-for-one basis, subject to adjustment under certain circumstances to prevent dilution. Capital Consultants, LLC, represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  3.1      Articles of Incorporation, as amended(1)

                  3.2      Amended and Restated Bylaws(2)

                  11.1     Statement re: computation of per share earnings

                  27.1     Financial Data Schedule

-----------------

(1) Incorporated by reference to the exhibits to A-Fem's quarterly report on Form 10-QSB for the quarter ended September 30, 1998.

(2) Incorporated by reference to the exhibits to A-Fem's annual report on Form 10-KSB for the year ended December 31, 1998, as amended.

     b)   Reports on Form 8-K

          None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     A-FEM MEDICAL CORPORATION


Date:  August 13, 1999
                                     /s/ Steven T. Frankel
                                     -------------------------------------
                                     Steven T. Frankel
                                     President and Chief Executive Officer





                                     /s/ Martin Harvey
                                     -------------------------------------
                                     Martin Harvey
                                     Controller