Form 10KSB40/A
period 1998-12-31
AFEM MEDICAL CORP
filed 1999-09-23
CIK 820608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             ------------------------------------------------------

                                  FORM 10-KSB/A

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
               [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM          TO
                                                --------     -------

                         COMMISSION FILE NUMBER: 0-17119

           -----------------------------------------------------------

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

         As of August 13, 1999 the aggregate market value of $.01 par value Common Stock held by non-affiliates of the issuer was $11,785,320.

         As of August 13, 1999, the issuer had outstanding 9,563,558 shares of its $.01 par value Common Stock.

         Transitional Small Business Disclosure Format:   Yes  [ ]   No  [X]

         This amendment to A-Fem Medical Corporation's annual report on Form 10-KSB contains amendments to Part I, Item 1, Part II, Items 5, 6 and 12, the financial statements and related notes, and the exhibit list and exhibits as set forth in the following pages.

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

         A-Fem Medical Corporation is a medical technology company with multiple product platforms targeting women's health needs. A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its PadKit(R) Sample Collection System and the third based on its Rapid-Sense(TM) diagnostic tests. A-Fem currently markets the inSync miniform as an alternative to tampons, pads or liners for light flow protection. The PadKit, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and diseases. A-Fem is also developing point-of-care diagnostic products that provide quantified results using its proprietary Rapid-Sense technology.

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

         A-Fem is currently completing a Pilot Study for its PadKit to demonstrate the effectiveness of this sample collection system as an alternative to the cervical scrape. An estimated 50 million cervical scrapes are performed annually in the United States alone to collect samples to use in the Pap smear test for cervical cancer. Although significant improvements have been made in the area of Pap smear test sample reading and sample preparation, no improved sample collection method has been developed. A-Fem believes the PadKit will provide a superior cell sample as well as a simpler, more comfortable and convenient procedure for collecting the cells.

         A-Fem anticipates that its Rapid-Sense point-of-use diagnostic technology will enable consumers and healthcare providers to obtain quantifiable test results quickly, conveniently and inexpensively. Currently, there are only two alternatives for diagnostic testing: point-of-use tests that produce binary (yes/no) results and laboratory tests that provide quantitative results. While current point-of-use diagnostic tests are convenient and cost-effective, they do not provide quantitative results and are limited to applications that have a clear positive or negative response. Laboratory testing, on the other hand, produces more information but requires sophisticated instruments, more time and greater cost. The key to A-Fem's Rapid-Sense technology is that it combines the convenience and low cost of a point-of-use test with the type of semi-quantitative results previously only available from a laboratory or through the use of sophisticated instruments. The Rapid-Sense technology enables visual quantification of a desired substance, such as a disease marker, in a sample of blood, saliva or urine.

         A-Fem expects to seek strategic partners to assist in the marketing and distribution of specific applications of its Rapid-Sense technology. To this end, in November 1998 A-Fem announced that it had entered into a development agreement with Konica, a large Japanese industrial chemical firm, to develop a proprietary test using A-Fem's Rapid-Sense technology. In addition, a Rapid-Sense test for the detection of cotinine (a metabolite of nicotine) is currently being evaluated for sales into the insurance testing market. A-Fem plans to manufacture the products and plans that sales and distribution would be handled through third parties. The Rapid-Sense technology is in the development stage and has not yet entered the marketplace.

MARKETING AND DISTRIBUTION

         The inSync miniform is currently available for purchase in the western half of the United States, excluding California, in retail grocery chains, drug stores and mass merchandisers. In addition, the inSync miniform is available through catalog and on-line, web-based (Internet) retailers, such as Transitions for Health and SOMA, and directly from InSyncminiform.com. The inSync miniform competes within the $1.8 billion United States feminine protection market. The miniform represents a new category of products that both competes with and complements existing feminine protection products, including tampons, pads, and pantiliners.

         In order to focus on product development and increase the speed to market for our products, A-Fem is seeking alliances with large strategic partners. For the miniform, PadKit and Rapid-Sense products, A-Fem will seek strategic partners with proven experience in consumer and diagnostics marketing. A-Fem has no such alliance at present.

COMPETITION

         The United States feminine protection market is currently dominated by four major consumer products companies: the Proctor & Gamble Company, Johnson & Johnson, Kimberly-Clark and Playtex. The inSync miniform represents a new segment of the feminine protection market and provides benefits not offered by competitive products. Features of the inSync miniform that distinguish it competitively are its versatility, convenience, comfort and safety.

         The first application of the PadKit will be an alternative to the cervical scrape as a sample collection process for the Pap smear test, the standard diagnostic procedure for cervical cancer detection. While improvements have been made in the area of Pap smear test sample preparation and interpretation by such companies as Cytyc, AutoCyte, Neopath and Neuro Medical Systems, no user-friendly sample collection method has been developed.

         A-Fem's proprietary Rapid-Sense technology has not yet been introduced to the market. A-Fem believes that the semi-quantifiable test results provided by point-of-use tests that incorporate A-Fem's Rapid-Sense technology will address market needs that prior technology could not meet, provide significant end-user cost savings over older technology, move various laboratory tests to the point-of-use markets to increase early intervention and improve healthcare in general. Its competition is likely to be primarily with larger diagnostics companies, or smaller innovative companies.

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

         Raw materials used for production of the inSync miniform and A-Fem's diagnostic products are made and supplied in the United States. A-Fem's suppliers are meeting A-Fem's current manufacturing needs, although an uninterrupted flow of raw materials cannot be guaranteed. In the past, A-Fem purchased certain raw materials from a single supplier that has now ceased to conduct its fiber-processing business. A-Fem has located a replacement supplier for its raw materials, but has not yet entered into an agreement with such supplier. A-Fem has sufficient finished goods on hand to meet anticipated demand for at least the next 12 months.

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

         The issued United States patents currently owned, assigned or licensed to A-Fem and the pending patent applications are:

--------------------------------------------------------------------------------
US PATENT OR        DATE OF ISSUE OR
SERIAL  NUMBER      FILING                 TITLE
--------------------------------------------------------------------------------
4,995,150                  02/26/91         Method and Apparatus for Making
                                            Feminine Protection Pads
--------------------------------------------------------------------------------
5,575,047(1)               11/19/96         Method for Making Biodegradable
                                            Absorbent Pads
--------------------------------------------------------------------------------
5,725,481                  03/10/98         Method and Apparatus for Collecting
                                            Vaginal Fluid and Exfoliated Vaginal
                                            Cells for Diagnostic Purposes
--------------------------------------------------------------------------------
60/048,902(2)              06/05/97         Rapid-Sense Technology
--------------------------------------------------------------------------------
08/670,137(3)              06/25/96         Biodegradable Absorbent Pads
--------------------------------------------------------------------------------
-----------


(1) Also applied for in Germany, Japan, England, France, Italy, Sweden, and Canada.

(2) Patent pending.

(3) Reapplication pending.

         A-Fem and The Proctor & Gamble Company have entered into a license agreement that grants to The Proctor & Gamble Company certain non-exclusive rights to use A-Fem's miniform technology, including United States Patent Nos. 4,995,150 and 5,575,047. Pursuant to the license agreement, The Proctor & Gamble Company has a non-exclusive right to make, use and sell products embodying A-Fem's interlabial product technology. Depending on The Proctor & Gamble Company's use of this technology, The Proctor & Gamble Company may be required to make up to two additional payments of $1 million each.

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

REGULATORY REQUIREMENTS

         The production and marketing of A-Fem's miniform products are subject to regulation by the United States Food and Drug Administration (FDA). Before a medical product may be marketed for use by humans, months of laboratory and clinical trials must be performed to validate the safety and effectiveness of the product. A-Fem's miniform product required FDA approval before it could be marketed to the public, and such clearance was obtained in 1997. A-Fem's Rapid-Sense products for use in the industrial and environmental testing markets do not require FDA approval. However, when A-Fem develops products for the human diagnostic market that incorporate Rapid-Sense technology, such products will require FDA approval. A-Fem conducts safety and effectiveness testing on our proposed products until we are satisfied that the product performs as desired.

         A-Fem has completed a Pilot Study clinical trial for its PadKit and is in the process of conducting additional studies before applying for FDA clearance. A-Fem hopes that this product will be ready for commercial production in the second quarter of the year 2001.

         A-Fem has assembled a team to obtain marketing clearance from the FDA for its planned products. This team includes senior management, personnel with regulatory expertise, personnel with scientific skills for clinical field trials and a Medical Advisory Board, consisting of scientific Ph.D.s and M.D.s, to contribute to the scientific and medical validity of its clinical trials.

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

                                               HIGH           LOW
                                               ----           ----
1st Quarter 1997                               4.88           2.94
2nd Quarter 1997                               4.13           2.44
3rd Quarter 1997                               4.75           2.50
4th Quarter 1997                               4.06           2.44


1st Quarter 1998                               2.69           1.88
2nd Quarter 1998                               3.63           2.06
3rd Quarter 1998                               3.00           1.44
4th Quarter 1998                               2.47           1.00

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

RECENT SALES OF UNREGISTERED SECURITIES

         On March 9, 1999, A-Fem issued 156,250 shares of A-Fem's Series A Convertible Preferred Stock and warrants to purchase an additional 31,250 shares of A-Fem's Series A Convertible Preferred Stock at an exercise price of $.01 per share to one entity, Capital Consultants, Inc., acting as agent for individual investors, in exchange for aggregate cash consideration of $300,000. The warrants expire 10 years from the date of issuance. Shares of Series A Convertible Preferred Stock are convertible into shares of Common Stock on a one-for-one basis, subject to adjustment in certain circumstances to prevent dilution. Capital Consultants, Inc. represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, A-Fem relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OVERVIEW

         A-Fem experienced significant operating losses during the years ended December 31, 1998 and 1997. Further, A-Fem has continued to incur losses into the first quarter of 1999 and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to seek potential partnering opportunities. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $1.8 million during 1997, $4.7 million during 1998, and $300,000 through March 1999.

         A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

RESULTS OF OPERATIONS

         For the year ended December 31, 1998, A-Fem generated net sales of approximately $419,000 as compared to net sales of approximately $90,000 for the year ended December 31, 1997. This increase in net sales resulted from the marketing roll-out of the inSync miniform in the Western half of the United States, excluding California. A-Fem has received no revenues from any other products and does not expect to generate revenues from the sales of any other products until the year 2001. The cost of goods sold in the year ended December 31, 1998, was approximately $495,000, as compared to approximately $550,000 in the year ended December 31, 1997. This decrease resulted primarily from a reduction in manufacturing overhead in 1998 as compared to 1997. The reduction in manufacturing overhead consisted primarily of a reduction in inventory adjustment expense that was achieved through better inventory control.

         A-Fem's operating loss for the year ended December 31, 1998 was approximately $4.6 million, compared to an operating loss of approximately $4.0 million for the previous year. The increase in operating loss was caused primarily by marketing and selling expenses related to the roll-out of the inSync miniform in the western half of the United States, excluding California, and an increase in research and development expenses.

         Gross margin for the year ended December 31, 1998 was approximately -18.2% as compared to -512.8% for the year ended December 31, 1997. The change in gross margin resulted primarily from the increase in net sales and reduction in manufacturing overhead described above.

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

         Research and development expenses for the year ended December 31, 1998, totaled approximately $988,000. Research and development expenses for the year ended December 31, 1997, totaled approximately $666,000. The increase in these expenses is primarily attributable to development costs of approximately $102,000 related to the Rapid-Sense diagnostic technology and costs of approximately $220,000 associated with the PadKit Pilot Study clinical trials.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, A-Fem had cash and cash equivalents of approximately $668,000 as compared to approximately $526,000 at December 31, 1997. To date, A-Fem has financed its growth and operations through private placements of common and preferred stock, rights to purchase common and preferred stock, promissory notes and capital leases. During 1998, A-Fem raised approximately $4.7 million from private investors in exchange for 989,586 shares of A-Fem's common stock, and 1,457,000 shares of A-Fem's preferred stock. In addition, during 1998 A-Fem exchanged 4,316,405 shares of common stock for 4,316,405 shares of Series A Convertible Preferred Stock. In 1997 A-Fem raised approximately $1.8 million from private investors in exchange for 2,670,780 shares of A-Fem's common stock.

         A-Fem will need to raise additional capital in order to meet costs associated with research and development and related administrative activities. If A-Fem is unable to obtain such financing, it may be required to curtail its activities and may have to cease operations.

         A-Fem expects to continue to incur losses through 1999 and through 2000, because the costs of marketing and research and development are expected to continue to exceed income from product sales. Exclusive of marketing costs, A-Fem has approximately $200,000 per month of operating expenses. In order to carry out its development plans for Rapid-Sense and the PadKit, A-Fem estimates it will need to raise approximately $3.0 million in addition to the funds needed for its monthly operating expenses. If A-Fem were able to raise the entire $3 million at once, it would take approximately 18 to 24 months to complete A-Fem's development plans for Rapid-Sense and the PadKit. A-Fem does not expect significant amounts of debt financing to be available to it in the near term, and therefore expects that it will have to issue additional equity. A-Fem cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders.

YEAR 2000

         A-Fem has conducted a review of its computer systems' devices, applications and manufacturing equipment to identify those areas that could be affected by Year 2000 noncompliance. All of the computer hardware and software currently used by A-Fem, including any embedded technology that is used in the manufacturing process, is Year 2000 compliant. Although A-Fem has not communicated yet with many of its suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship regarding their compliance with Year 2000 requirements, A-Fem believes that a material failure by one or more of its key vendors or customers to comply with Year 2000 requirements in a timely fashion would not have a material adverse impact on A-Fem's operations.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 1998, William H. Fleming, A-Fem's Vice-Chairman of the Board and Secretary, had an outstanding balance of approximately $62,000 on a loan from the Company. This loan was made on November 18, 1994, and the original principal balance was $52,000. Interest accrues at a rate of 6.24% and is capitalized. Mr. Fleming used the proceeds from this loan to purchase shares of A-Fem's Common Stock upon exercise of a stock option.

                            A-FEM MEDICAL CORPORATION

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1998 AND 1997

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


                                                /s/    ARTHUR ANDERSEN LLP

Portland, Oregon,
March 2, 1999

                            A-FEM MEDICAL CORPORATION

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997


                                                                                     1998                 1997
                                                                                -------------         ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $    668,369         $    525,767
   Restricted cash                                                                         --               52,500
   Accounts receivable                                                                 59,735               98,596
   Inventories                                                                         70,855              172,963
   Prepaid expenses                                                                   257,603              173,314
                                                                                 ------------         ------------
        Total current assets                                                        1,056,562            1,023,140

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                      1,235,173            1,194,449
   Less- Accumulated depreciation and amortization                                   (524,484)            (371,401)
                                                                                 ------------         ------------
        Total property, equipment and leasehold improvements                           10,689              823,048

PATENTS, net                                                                           59,872               60,971

LOANS RECEIVABLE - Officers and directors                                              62,193               58,710
                                                                                 ------------         ------------
        Total assets                                                             $  1,889,316         $  1,965,869
                                                                                 ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

   Accounts payable                                                              $    299,471         $    529,588
   Current portion - capital lease obligations                                        183,339              262,772
   Accrued expenses                                                                    74,075               59,368
   Accrued salaries and benefits                                                      138,394              162,174
   Note payable                                                                       417,345                   --
                                                                                 ------------         ------------
        Total current liabilities                                                   1,112,624            1,013,902
LONG-TERM PORTION - CAPITAL LEASE OBLIGATIONS                                          41,607              221,357
                                                                                 ------------         ------------
        Total liabilities                                                           1,154,231            1,235,259

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

                            A-FEM MEDICAL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                Preferred Stock
                                                                 ----------------------------------------
                                                                  Shares          Amount        Warrants
                                                                 ---------      ----------     ----------
BALANCE, December 31, 1996                                              --      $       --     $       --


   Common stock issued on options exercised for cash, $0.12
    per share, net of financing costs                                   --              --             --
   Common stock issued on warrants exercised for cash, $0.41            --              --             --
    per share

   Common stock issued on warrants exercised for cash, $1.00
    per share, net of financing costs                                   --              --             --
   Common stock issued on warrants exercised for cash, $1.50            --              --             --
    per share

   Common stock issued on warrants exercised for cash, $1.64            --              --             --
    per share

   Common stock issued for cash, $2.00 per share, net of                --              --             --
    financing costs

   Common stock issued for proprietary assets, $2.00 per share          --              --             --
   Net loss                                                             --              --             --
                                                                 ---------      ----------     ----------
BALANCE, December 31, 1997                                              --              --             --

   Common stock issued for cash $1.92 per share, net of                 --              --             --
   financing costs
   Preferred stock issued in exchange of common shares           4,316,405          43,164             --
   Preferred stock issued for cash $1.92 per share, net of       1,457,000          14,570             --
   financing costs
   Warrants issued in connection with note payable                      --              --             --
   Warrants issued in connection with issuance of common stock          --              --             --
   Warrants issued in connection with issuance of preferred             --              --        182,272
   stock
   Net loss                                                             --              --             --
                                                                 ---------      ----------     ----------
BALANCE, December 31, 1998                                       5,773,405      $   57,734     $  182,272
                                                                 =========      ==========     ==========






                                                                                   Common Stock
                                                                  --------------------------------------------
                                                                    Shares          Amount          Warrants
                                                                  ----------    ------------      ------------
BALANCE, December 31, 1996                                        10,127,914    $    101,279      $         --


   Common stock issued on options exercised for cash, $0.12
    per share, net of financing costs                              1,174,280          11,743                --
   Common stock issued on warrants exercised for cash, $0.41         480,000           4,800                --
    per share

   Common stock issued on warrants exercised for cash, $1.00
    per share, net of financing costs                                343,500           3,435                --
   Common stock issued on warrants exercised for cash, $1.50          33,000             330                --
    per share

   Common stock issued on warrants exercised for cash, $1.64          10,000             100                --
    per share

   Common stock issued for cash, $2.00 per share, net of             530,000           5,300                --
    financing costs

   Common stock issued for proprietary assets, $2.00 per share       100,000           1,000                --
   Net loss                                                               --              --                --
                                                                  ----------    ------------      ------------
BALANCE, December 31, 1997                                        12,798,694         127,987                --

   Common stock issued for cash $1.92 per share, net of              989,586           9,896                --
   financing costs
   Preferred stock issued in exchange of common shares            (4,316,405)        (43,164)               --
   Preferred stock issued for cash $1.92 per share, net of                --              --                --
   financing costs
   Warrants issued in connection with note payable                        --              --                --
   Warrants issued in connection with issuance of common stock            --              --            76,491
   Warrants issued in connection with issuance of preferred               --              --                --
   stock
   Net loss                                                               --              --                --
                                                                  ----------    ------------      ------------
BALANCE, December 31, 1998                                         9,471,875    $     94,719      $     76,491
                                                                  ==========    ============      ============






                                                                  Additional                           Total
                                                                    Paid-In                         Stockholders'
                                                                 ------------     Accumulated      -------------
                                                                    Capital         Deficit            Equity
                                                                 ------------     ------------     -------------
BALANCE, December 31, 1996                                       $ 10,403,611     $ (9,735,514)    $    769,376

   Common stock issued on options exercised for cash, $0.12
    per share, net of financing costs                                 128,841               --          140,584
   Common stock issued on warrants exercised for cash, $0.41          192,000               --          196,800
    per share

   Common stock issued on warrants exercised for cash, $1.00
    per share, net of financing costs                                 338,128               --          341,563
   Common stock issued on warrants exercised for cash, $1.50           49,170               --           49,500
    per share

   Common stock issued on warrants exercised for cash, $1.64           16,300               --           16,400
    per share

   Common stock issued for cash, $2.00 per share, net of            1,004,761               --        1,010,061
    financing costs

   Common stock issued for proprietary assets, $2.00 per share        199,000               --          200,000
   Net loss                                                                --       (1,993,674)      (1,993,674)
                                                                 ------------     ------------     -------------
BALANCE, December 31, 1997                                         12,331,811      (11,729,188)         730,610

   Common stock issued for cash $1.92 per share, net of             1,857,425               --        1,867,321
   financing costs
   Preferred stock issued in exchange of common shares                     --               --               --
   Preferred stock issued for cash $1.92 per share, net of          2,719,026               --        2,733,596
   financing costs
   Warrants issued in connection with note payable                     32,655               --           32,655
   Warrants issued in connection with issuance of common stock        (76,491)              --               --
   Warrants issued in connection with issuance of preferred          (182,272)              --               --
   stock
   Net loss                                                                --       (4,629,097)      (4,629,097)
                                                                 ------------     -------------    -------------
BALANCE, December 31, 1998                                       $ 16,682,154     $(16,358,285)    $     735,085
                                                                 ============     =============    =============

        The accompanying notes are an integral part of these statements.

                            A-FEM MEDICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                             1998                    1997
                                                                                        ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                             $ (4,629,097)           $(1,993,674)

   Adjustments to reconcile net loss to net cash
     flows used in operating activities-
     Depreciation and amortization                                                           155,667                150,812
     Loss (gain) on disposal of assets                                                          (134)                 5,459
     Other noncash income                                                                     (3,483)                    --
     Changes in operating assets and liabilities:
     Restricted cash                                                                          52,500                106,875
     Accounts receivable                                                                      38,861                (67,824)
     Inventories                                                                             102,108                 17,855
     Prepaid expenses and other                                                              (84,289)               (17,373)
     Accounts payable                                                                       (230,117)               280,116
     Accrued expenses                                                                         14,707                  3,147
     Accrued salaries and benefits                                                           (23,780)              (130,319)
     Accrued settlement for litigation                                                            --                (40,000)
                                                                                        ------------            ------------
         Net cash used in operating activities                                            (4,607,057)            (1,684,926)
                                                                                        ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, equipment and leasehold improvements                                (37,909)               (48,192)
  Net proceeds from sale of equipment                                                            350                  1,650
  Other assets                                                                                  (406)               (34,621)
                                                                                        ------------            ------------
         Net cash used in investing activities                                               (37,965)               (81,163)
                                                                                        ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from sale of common stock                                                   1,867,321              1,754,908
  Net proceeds from sale of preferred stock                                                2,733,596                     --
  Repayments on capital lease obligations                                                   (263,293)              (199,930)
  Proceeds from note payable                                                                 450,000                     --
  Repayments of loans receivable, net                                                             --                 65,383
                                                                                        ------------            ------------
         Net cash provided by financing activities                                         4,787,624              1,620,361
                                                                                        ------------            ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         142,602               (145,728)
CASH AND CASH EQUIVALENTS, beginning of period                                               525,767                671,495
                                                                                        ------------            ------------
CASH AND CASH EQUIVALENTS, end of period                                                $    668,369            $   525,767
                                                                                        ============            ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

  Exchange of preferred stock for common stock                                          $  8,287,498            $        --
  Issuance of common stock as settlement for litigation                                           --                200,000
  Equipment acquired under capital leases                                                      4,110                310,014

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Total cash paid for interest                                                                88,950                 70,199


        The accompanying notes are an integral part of these statements.

                            A-FEM MEDICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.       ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

         A-Fem Medical Corporation (the Company or A-Fem) is a women's health care company. A-Fem has developed three core product technology platforms, one based on its inSync(R) miniform interlabial pad, another based on the Rapid-Sense(TM) diagnostic products and a third based on the PadKit(R) Sample Collection System. The miniform is a new type of feminine hygiene product that is worn interlabially. A-Fem's first miniform application, the inSync(R) miniform, has received Food and Drug Administration (FDA) approval and was launched in a market roll-out in Oregon and Washington in January 1998. The Company expects to use its Rapid-Sense diagnostic technology to create rapid response, low cost, point-of-use diagnostic tools which generate quantifiable results. The core technology development for Rapid-Sense(TM) diagnostic products has been completed and applications are under development. The PadKit(TM) contains a miniform to be used during a woman's menstrual cycle to collect a sample for diagnostic testing.

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




                                                            1998                                           1997
                                         -------------------------------------------  -------------------------------------------
                                                                              Per                                         Per
                                                                             Share                                       Share
                                           Income            Shares          Amount     Income            Shares         Amount
                                         -----------       -----------    ----------  -----------       ----------      ---------
Basic EPS:
  Income available to
    Common Shareholders                  $(4,629,097)      12,178,262      $  (.38)   $(1,993,674)      11,682,687      $    (.17)
Effect of dilutive securities:
   Stock options                                  --               --           --             --               --             --
                                         -----------       ----------     --------    -----------       ----------      ---------
Diluted EPS:
  Income available to
    Common Shareholders                  $(4,629,097)      12,178,262      $  (.38)   $(1,993,674)      11,682,687      $    (.17)
                                         ===========       ==========     ========    ===========       ==========      =========


         At December 31, 1998 and 1997, the Company had options and warrants outstanding covering 6,258,617 and 3,881,411, respectively, of the Company's common stock not included in the above calculations since they would have been antidilutive. In addition, at December 31,

1998, the Company had 5,773,405 shares issuable pursuant to the Company's convertible preferred stock and warrants outstanding covering 484,200 shares of the Company's convertible preferred stock that were not included as they would have been antidilutive.

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

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137). SFAS 137 is an amendment to previously issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 137 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company expects that adoption of SFAS 137 will not have a material impact on the Company's financial condition or results of operations.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.       INVENTORIES:

         Inventories consisted of the following components at December 31:


                                    1998      1997
                                  --------   --------
    Raw materials                 $ 61,517   $ 79,695
    Work-in-process                  1,105      6,054
    Finished goods                   8,233     87,214
                                  --------   --------
                                  $ 70,855   $172,963
                                  ========   ========


3.       PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

                                                         1998            1997
                                                     ----------     -----------
Property                                             $    37,099    $    37,225
Equipment                                              1,080,923      1,040,073
Leasehold improvements                                   117,151        117,151
                                                     -----------    -----------
                                                       1,235,173      1,194,449
Less- Accumulated depreciation and amortization         (524,484)      (371,401)
                                                     -----------    -----------
Net property, equipment and leasehold improvements   $   710,689    $   823,048
                                                     ===========    ===========

         Included in the above table are amounts relating to assets utilized under capital leases which had a net book value of $685,384 and $711,048 at December 31, 1998 and 1997, respectively.

4.       FINANCING ARRANGEMENTS:

NOTE PAYABLE

         During 1998, A-Fem entered into a note payable with an investor in the amount of $450,000. The agreement is collateralized by a one-half security interest in a licensing agreement between a major manufacturer and the Company (see Note 7). The Agreement requires monthly interest payments, at a fixed interest rate of 9.5%. The balance plus a $50,000 loan fee is payable one year from the date of the agreement, April 13, 1999. The loan fee is being accrued over the term of the Agreement. Subsequent to year-end, the investor verbally agreed to extend the due date of the Agreement by one year. The total interest expense on this note for 1998 was $68,000, including $33,333 for accrual of the loan fee.

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

Activity under the Incentive Plan as well as other issuances is summarized as follows:

                                                                        WEIGHTED AVERAGE
                                                     SHARES SUBJECT       EXERCISE PRICE
                                                       TO OPTIONS           PER SHARE
                                                     --------------     ----------------
Balance at December 31, 1996                           2,243,030           $   1.77
  Options granted                                        760,076               3.10
  Options exercised                                   (1,174,280)              0.12
  Options canceled                                      (433,831)              3.36
                                                      ----------           --------
Balance at December 31, 1997                           1,394,995               3.16
  Options granted                                      2,528,538               2.29
  Options canceled                                      (184,922)               .73
                                                      ----------           --------
Balance at December 31, 1998                           3,738,611           $   2.66
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

         The following table summarizes information about stock options outstanding at December 31, 1998:

                          OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
--------------------------------------------------------------      -----------------------------------------------
                                              WEIGHTED AVERAGE      WEIGHTED                               WEIGHTED
                                                  REMAINING         AVERAGE          NUMBER OF SHARES       AVERAGE
RANGE OF EXERCISE   NUMBER OUTSTANDING AT    CONTRACTUAL LIFE -     EXERCISE          EXERCISABLE AT       EXERCISE
      PRICES          DECEMBER 31, 1998            YEARS            PRICE            DECEMBER 31, 1998       PRICE
-----------------   ---------------------   ------------------      -------          -----------------     --------
    $1.75-2.88             2,924,516                 7.22           $  2.26                93,807           $ 2.01
     3.00-4.69               664,095                 8.49              3.87               475,448             3.33
       5.13                  150,000                 5.84              5.13               150,000             5.13
    ----------             ---------              -------           -------             ---------           ------
    $1.75-5.13             3,738,611                 7.78           $  2.66               719,255           $ 2.78
    ==========             =========              =======           =======             =========           ======


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


COMMON STOCK WARRANTS

         As of December 31, 1998, warrants for a total of 2,520,006 shares of Common Stock had been awarded. The warrants may be exercised for shares of the Company's Common Stock. The following summarizes outstanding warrants for shares of the Company's Common Stock:

                                                                                   WEIGHTED AVERAGE
                                                           SHARES SUBJECT TO        EXERCISE PRICE
                                                                WARRANTS               PER SHARE
                                                           ------------------      ----------------
Balance at December 31, 1996                                   3,351,250              $  1.96
  Warrants granted                                                50,000                 2.00
  Warrants exercised                                            (866,500)                0.70
  Warrants canceled                                              (48,334)                3.02
                                                               ---------              -------
Balance at December 31, 1997                                   2,486,416                 2.39
  Warrants granted                                                83,590                 1.92
  Warrants canceled                                              (50,000)                4.25
                                                               ---------              -------
Balance at December 31, 1998                                   2,520,006              $  2.34
                                                               =========              =======
Number exercisable at December 31, 1998                        2,520,006              $  2.34

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

         The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:


                                                             FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                          ----------------------
                                                           1998            1997
                                                          ------         -------
Average risk-free interest rate                            6.00%            6.00%
Expected dividend yield                                      -                -
Expected lives                                            6 years          6 years
Expected volatility                                        80.1%            83.3%

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

                                                  1998                                      1997
                                    ---------------------------------        ---------------------------------
                                    AS REPORTED           PRO FORMA          AS REPORTED           PRO FORMA
                                    -----------           -----------        -----------          ------------
Net loss                            $(4,629,097)         $(5,843,151)        $(1,993,674)         $(2,660,895)
Net loss per share                      (.38)               (.48)                (.17)                (.23)

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

6.       INCOME TAXES:

         As of December 31, 1998, the Company had federal net operating loss
(NOL) carryforwards of approximately $19 million. If not applied against future taxable income, the federal NOL carryforwards will expire in the years 2001 through 2018. Changes in the Company's ownership may cause an annual limitation on the amount of carryforwards that can be utilized. As of December 31, 1998 and 1997, the Company had net deferred tax assets of approximately $7.2 million and $5.5 million, respectively, primarily resulting from NOL carryforwards. In accordance with SFAS 109, at December 31, 1998 and 1997 a valuation allowance was recorded to reduce net deferred tax assets to zero.

         The significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:



                                                       1998             1997
                                                   -----------      -----------
Components of deferred tax assets-
  Accrued salaries and benefits                    $    41,854      $     9,138
  Accrued expenses                                      28,503            8,006
  Net operating loss and other tax credit
    carryforwards                                    7,249,051        5,518,487
                                                   -----------      -----------
          Total deferred tax assets                  7,319,408        5,535,631
Components of deferred tax liability:
  Fixed assets                                         (57,282)         (36,328)
                                                   -----------      -----------
Net asset before valuation allowance                 7,262,126        5,499,303
Valuation allowance                                 (7,262,126)      (5,499,303)
                                                   -----------      -----------
Net deferred tax asset                             $        --      $        --
                                                   ===========      ===========

         The reconciliation between the effective tax rate and the statutory federal tax rate on net loss as a percentage is as follows for the years ending December 31:


                                                             1998           1997
                                                            ------         ------
Statutory federal income tax rate                             34.0           34.0
State taxes, net of federal tax benefit                        4.1            4.4
Effect of change in valuation allowance                      (38.1)         (38.4)
                                                            ------         ------
                                                                --             --
                                                            ======         ======

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

                         A-FEM MEDICAL CORPORATION




                         By:      /s/ Steven T. Frankel
                                  --------------------------------------------
                                  Steven T. Frankel
                                  Chief Executive Officer and President

                                  Date: September 22, 1999

                                  EXHIBIT INDEX

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
3.1(1)            Articles of Incorporation, as amended

3.2               Bylaws, as amended

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


EXHIBIT
   NO.            DESCRIPTION
-------           ------------
*10.13(6)         Employment Agreement between A-Fem Medical Corporation and James R. Wilson, dated as of May 1, 1997

10.14(8)          Form of Capital Lease between A-Fem Medical Corporation and First Portland Leasing Corp.

27.1(10)          Financial Data Schedule

----------------------------------------------

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

(10) Incorporated by reference to the exhibits to A-Fem's annual report on Form 10-KSB for the year ended December 31, 1998.

*       Indicates management contract or compensation plan.

--------