Form 10QSB
period 1999-09-30
AFEM MEDICAL CORP
filed 1999-11-12
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] Quarterly Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                       For the quarterly period ended September 30, 1999

                   [ ] Transition Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       For the transition period from __________ To __________


                         Commission File Number: 0-17119

                            A-Fem Medical Corporation
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

                     Nevada                                   33-0202574
         -------------------------------                -----------------------
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


As of September 30, 1999, the issuer had outstanding 9,563,225 shares of its $.01 par value Common Stock.

        Transitional Small Business Disclosure Format: (Check one)

                                 Yes [] No [X]

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1.  FINANCIAL STATEMENTS

                            A-Fem Medical Corporation
                                 BALANCE SHEETS


                                                                                             As of
                                                                                September 30,       December 31,
                                                                                    1999                1998
                                                                               ---------------------------------
                                                                                (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    494,689         $    668,369
     Accounts receivable                                                             23,556               59,735
     Inventory                                                                       71,336               70,855
     Prepaids and other                                                             154,996              257,603
                                                                               ------------         ------------
          Total current assets                                                      744,577            1,056,562

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                                      1,256,610            1,235,173
     Less:  accumulated depreciation                                               (612,455)            (524,484)
                                                                               ------------         ------------
                                                                                    644,155              710,689

PATENTS and LICENSES, net                                                            55,094               59,872

LOANS RECEIVABLE - officers and directors                                            64,805               62,193
                                                                               ------------         ------------
          Total assets                                                         $  1,508,631         $  1,889,316
                                                                               ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

     Accounts payable                                                          $    120,676         $    299,471
     Note payable                                                                   441,836              417,345
     Current portion of capital lease obligation                                     66,670              183,339
     Accrued expenses                                                                82,423               74,075
     Accrued salaries and related liabilities                                       107,805              138,394
                                                                               ------------         ------------
          Total current liabilities                                                 819,410            1,112,624
     Long-term portion of capital lease obligation                                    6,167               41,607
                                                                               ------------         ------------
          Total liabilities                                                         825,577            1,154,231

STOCKHOLDERS' EQUITY:

     Series A Convertible Preferred Stock, $0.01 par value; authorized
     8,200,000 shares; issued 6,710,905 and 5,773,405 shares at
     September 30,1999 and December 31, 1998                                         67,109               57,734

     Common Stock, $0.01 par value; authorized 33,000,000
     shares; issued 9,563,225 and 9,471,875 shares at September
     30, 1999 and December 31, 1998                                                  95,632               94,719

     Warrants issued for Series A Convertible Preferred
       Stock                                                                      1,120,007              761,882
     Warrants issued for common stock                                                76,491               76,491
     Additional paid-in capital                                                  17,653,132           16,102,543
     Accumulated deficit                                                        (18,329,317)         (16,358,284)
                                                                               ------------         ------------
          Total stockholders' equity                                                683,054              735,085
                                                                               ------------         ------------
          Total liabilities and stockholders' equity                           $  1,508,631         $  1,889,316
                                                                               ============         ============


      The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                     ---------------------------------         ---------------------------------
                                         1999                 1998                 1999                 1998
                                     ------------         ------------         ------------         ------------
Sales, net                           $     13,740         $     99,090         $     57,278         $    367,023
Cost of sales                              76,190              150,433              204,455              379,280
                                     ------------         ------------         ------------         ------------
               Gross Margin               (62,450)             (51,343)            (147,177)             (12,257)

Operating expenses:
     Research and development             302,183              236,763              812,080              634,388
     Marketing and selling                 32,452              635,300              273,322            1,937,508
     General and
     administrative                       223,182              270,958              715,253              705,974
                                     ------------         ------------         ------------         ------------
          Total operating
               expenses                   557,817            1,143,021            1,800,655            3,277,870
                                     ------------         ------------         ------------         ------------

Net operating loss                       (620,267)          (1,194,364)          (1,947,832)          (3,290,127)
                                     ------------         ------------         ------------         ------------

Other expense                              (1,405)             (21,851)             (23,201)             (45,580)
                                     ------------         ------------         ------------         ------------

Net loss                                 (621,672)          (1,216,215)          (1,971,033)          (3,335,707)
                                     ============         ============         ============         ============

Basic and diluted net loss
    per share                        $      (0.07)        $      (0.10)        $      (0.21)        $      (0.25)
                                     ============         ============         ============         ============

Weighted average shares
    outstanding                         9,546,717           12,566,644            9,505,888           13,093,071
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

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)


                                                                        For The Nine Months
                                                                        Ended September 30,
                                                                  -------------------------------
                                                                      1999                1998
                                                                  -----------         -----------
Cash Flows From Operating Activities:

Net loss                                                          $(1,971,033)        $(3,335,707)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                     95,696             119,318
     (Gain) loss on disposal of assets                                  4,782                (134)
     Other non-cash expenses                                           24,491             470,833
     Other non-cash income                                             (2,612)             (2,612)
     Changes in working capital:
          Restricted cash                                                   -              52,500
          Accounts receivable                                          36,179               4,499
          Inventory                                                      (481)             70,462
          Prepaid expenses and other                                  102,607             (12,372)
          Accounts payable                                           (178,795)           (495,654)
          Accrued expenses                                              8,348             (44,866)
          Accrued salaries and related liabilities                    (30,589)            (80,011)
                                                                  -----------         -----------
               Net cash used in operating activities               (1,911,407)         (3,253,744)

Cash Flows From Investing Activities:
     Purchases of equipment, furniture and leaseholds                 (29,166)            (37,175)
     Other assets                                                           -                 350
                                                                  -----------         -----------
               Net cash used in investing activities                  (29,166)            (36,825)

Cash Flows From Financing Activities:
     Net repayments of lease obligations                             (152,109)           (196,458)
     Net proceeds from sale of common and preferred stock,
      exercise of options and warrants, net of expenses             1,919,002           3,071,789
                                                                  -----------         -----------
               Net cash provided by financing activities            1,766,893           2,875,331

Net Decrease in Cash and Cash Equivalents                            (173,680)           (415,238)

Cash and Cash Equivalents, beginning of period                        668,369             525,767
                                                                  -----------         -----------

Cash and Cash Equivalents, end of period                          $   494,689         $   110,529
                                                                  ===========         ===========


        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS

September 30, 1999

ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

        A-Fem Medical Corporation is a medical technology company with multiple product platforms targeting women's unmet health needs. A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its Rapid-Sense(TM) diagnostic tests and the third based on its PadKit(R) Sample Collection System. A-Fem markets the inSync miniform as an alternative to tampons, pads or liners for light flow protection. A-Fem is also developing point-of-care diagnostic products that provide quantified results using its proprietary Rapid-Sense technology. The PadKit, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and other diseases.

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

Net Loss Per Share

        Basic and diluted loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. A net loss was reported in each of the three and nine-month periods ended September 30, 1999 and 1998. Stock options for the purchase of 3,552,489 and 3,022,550 shares at September 30, 1999 and 1998, respectively, and warrants for the purchase of

2,428,656 and 2,520,006 shares at September 30, 1999 and 1998, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at September 30, 1999 were not included in loss per share calculations because to do so would have been anti-dilutive.

Comprehensive Loss

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

Recent Accounting Pronouncements

        In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137). SFAS 137 is an amendment to SFAS133, "Accounting for Derivative Instruments and Hedging Activities" This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 137 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company expects that adoption of SFAS 137 will not have a material impact on the Company's financial condition or results of operations.

Reclassifications

        Certain amounts have been reclassified in the prior year financial statement presentation to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

        A-Fem Medical Corporation is a medical technology company with multiple product platforms targeting women's unmet health needs. A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its Rapid-Sense diagnostic tests and the third based on its PadKit(R) Sample Collection System. A-Fem markets the inSync miniform as an alternative to tampons, pads or liners for light flow protection. A-Fem is also developing point-of-care diagnostic products that provide quantified results using its proprietary Rapid-Sense technology. The PadKit, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and other diseases

        In the last year our corporate strategy for the inSync miniform has been modified from aggressive introductory support of a regional roll-out, followed by on-going advertising and promotion, to one requiring modest upfront and on-going promotion utilizing retailers, catalog and on-line, web-based (internet) retailers such as Transitions for Health, PlanetRx and SOMA. InSyncminiform.com, launched in July, enables women nationally to purchase our product. Additionally we are exploring partnering opportunities to assist in the marketing and distribution of the product in retail outlets.

        A Rapid-Sense test for the detection of Cotinine (a metabolite of nicotine) is being evaluated for sales into the insurance testing market. A-Fem plans to manufacture the product and plans that sales and distribution would be handled through third parties. In addition, A-Fem continues development of a proprietary test using A-Fem's Rapid-Sense technology for Konica, a large Japanese industrial chemical firm. A-Fem is also developing a Rapid-Sense test for a pharmaceutical company. A-Fem plans to continue to seek strategic partners to fund the research and development for, and assist in the marketing and distribution of, specific applications of its Rapid-Sense technology.

        The company is conducting clinical studies to submit to the FDA for clearance of the PadKit as an alternative to the cervical scrape as a sample-collection system for tests that screen for cervical cancer.

OVERVIEW

        A-Fem experienced significant operating losses during the year ended December 31, 1998. Further, A-Fem has continued to incur losses in the first nine months of 1999 and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to seek potential partnering opportunities. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $4.7 million during 1998 and $1.9 million through September 1999.

        A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, manufacturing and marketing activities, and A-Fem may be forced to cease operations.

RESULTS OF OPERATIONS

        Net sales for the quarter ended September 30, 1999, were approximately $14,000, as compared to approximately $99,000 for the quarter ended September 30, 1998. For the nine-month period ended September 30, 1999, net sales were $57,000, as compared to $367,000 for the same period in 1998. This decrease for the quarter and nine-month period was the result of decreased levels of promotional support for the inSync miniform as compared to the levels maintained during the product introduction and roll-out in the prior year.

        Cost of sales for the quarter ended September 30, 1999 was approximately $76,000 as compared to approximately $150,000 for the quarter ended September 30, 1998. For the nine-month period ended September 30, 1999, cost of sales was approximately $204,000 as compared to approximately $379,000 for the same period in 1998. This decrease for the quarter and nine-month period primarily resulted from decreases in the volume of products sold in 1999 as compared to 1998.

        Gross margin for the quarter ended September 30, 1999 was -454.5% as compared to -51.8% for the quarter ended September 30, 1998. For the nine-month period ended September 30, 1999, gross margin was -257.0% as compared to -3.3% for the same period in 1998. Because certain of A-Fem's manufacturing costs are fixed, the decrease in manufacturing volume in 1999 as compared to 1998 created a situation of worsening gross margin in 1999 as compared to the prior year.

        Marketing and selling expense for the third quarter of 1999 was approximately $32,000, as compared to approximately $635,000 for the quarter ended September 30, 1999. For the nine-month period ended September 30, 1999, marketing and selling expense was approximately $273,000, as compared to approximately $1,938,000 for the same period in 1998. The decrease in marketing and selling expense for the quarter and nine-month period resulted from decreased expenditures for advertising, marketing and sales consultants in 1999 as compared to the expenditures required to support the product roll-out in 1998.

        Research and development expense for the quarter ended September 30, 1999, was approximately $302,000, as compared to approximately $237,000 for the same quarter of the prior year. For the nine-month period ended September 30, 1999, research and development expense was approximately $812,000, as compared to approximately $634,000 for the same period in 1998. Research and development expense increased as the result of additional clinical studies in support of the PadKit.

        General and administrative expense was approximately $223,000 for the quarter ended September 30, 1999, as compared to approximately $271,000 for the same period in the prior year. This decrease was primarily the result of the elimination of two temporary clerical positions and a reduction in A-Fem's insurance premiums. For the nine-month period ended September 30, 1999, general and administrative expense was approximately $715,000, as compared to $706,000 for the same period in 1998.

        A-Fem's operating loss for the quarter ended September 30, 1999, was approximately $620,000, as compared to approximately $1,194,000 for the same quarter of the prior year. For the nine-month period ended September 30, 1999, the operating loss was approximately $1,948,000, as compared to an operating loss of approximately $3,290,000 for the same period in 1998. This decrease resulted primarily from lower marketing expenses in 1999 as compared to the expenses associated with the rollout of the inSync miniform in 1998.

        A-Fem's net loss for the quarter ended September 30, 1999, was approximately $622,000, as compared to approximately $1,216,000 for the same period in the prior year. For the nine-month period ended September 30, 1999, the Company's net loss was approximately $1,971,000, as compared to a net loss of $3,336,000 for the same period in the prior year. This decrease reflects the higher levels of expenses incurred in 1998 to support the roll-out of A-Fem's inSync miniform, partially offset by research and development expense increases in 1999 to support additional PadKit clinical studies.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999, A-Fem had cash and cash equivalents of $494,689. A-Fem's net cash position was reduced by $173,680 between December 31, 1998 and September 30, 1999, as a result of normal operating expenses.

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

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time A-Fem may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: need for additional financing; uncertainty associated with need for regulatory approvals; continuing operating losses; results of financing efforts; lack of revenues from products; market acceptance risks; uncertainty associated with product development; the impact of competitive products and pricing; the effect of economic conditions generally and within the medical technology industry; and the additional factors listed from time to time in the Company's SEC reports, including but not limited to, the Company's report on Form 10-KSB for the fiscal year ended December 31, 1998, as amended.

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

                           PART II - OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

        On August 19, 1999, the Company issued 104,170 shares of Series A Preferred Stock and warrants to purchase an additional 20,834 shares of Series A Preferred Stock, at an exercise price of $.01 per share, to one entity, Capital Consultants, LLC (formerly Capital Consultants, Inc.), acting as agent for individual investors, for cash consideration of $200,006.40. On September 22, 1999 the Company issued 260,400 shares of Series A Preferred Stock and warrants to purchase an additional 52,080 shares of Series A Preferred Stock at an exercise price of $.01 per share to one entity, Capital Consultants, LLC, acting as agent for individual investors, for cash consideration of $499,968.00. The warrants expire 10 years from their respective dates of issue. Shares of Series A Preferred Stock are convertible into shares of the Company's Common Stock on a one-for-one basis, subject to adjustment under certain circumstances to prevent dilution. Capital Consultants, LLC, represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits

           3.1     Articles of Incorporation, as amended

           3.2     Amended and Restated Bylaws(1)

           11.1    Statement re: computation of per share earnings

           27.1    Financial Data Schedule

-------------------------

(1) Incorporated by reference to the exhibits to A-Fem's annual report on Form 10-KSB for the year ended December 31, 1998, as amended.

        b)      Reports on Form 8-K

                None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   A-FEM MEDICAL CORPORATION

Date:  November 12, 1999

                                   /s/ Steven T. Frankel
                                   -------------------------------
                                   Steven T. Frankel
                                   President and Chief Executive Officer

                                   /s/ Martin Harvey
                                   -------------------------------
                                   Martin Harvey
                                   Controller