Form 10KSB40
period 1999-12-31
AFEM MEDICAL CORP
filed 2000-03-30
CIK 820608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-17119


                            A-FEM MEDICAL CORPORATION
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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for the fiscal year ended December 31, 1999: $66,535

        As of March 23, 2000 the aggregate market value of $.01 par value Common Stock held by non-affiliates of the issuer was $17,144,819.

        As of March 23, 2000, the issuer had outstanding 9,563,225 shares of its $.01 par value Common Stock.

        Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

        A-Fem Medical Corporation is a medical technology company with multiple product platforms targeting women's health needs. A-Fem has developed three proprietary technology platforms: one based on its INSYNC(R) MINIFORM interlabial pad, another based on its RAPID-SENSE(R) diagnostic tests, and the third based on its PADKIT(R) SAMPLE COLLECTION SYSTEM. A-Fem currently markets the INSYNC miniform as an alternative to tampons, pads and liners for light flow, or in combination for heavier flow protection. The PADKIT, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and sexually transmitted and infectious diseases. A-Fem has also entered into several joint relationships to develop point-of-care diagnostic products that provide quantified results using its proprietary RAPID-SENSE technology.

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

        A-Fem launched a marketing rollout of its INSYNC MINIFORM in grocery, drug and mass retailers in Oregon and Washington in January 1998. In July 1998, the product's area of distribution was expanded to include Colorado, Arizona, Utah, New Mexico, Nevada, Montana and Idaho. In 1999, the Company added several Internet outlets to its distribution network, continuing to broaden market exposure. A-Fem is also continuing to expand its patent portfolio to protect the miniform technology as the Company identifies new product applications. A-Fem is now seeking a strategic partner to assist in the continued national rollout of the miniform.

        A-Fem anticipates that its RAPID-SENSE point-of-use diagnostic technology will enable consumers and healthcare providers to obtain quantifiable test results quickly, conveniently and inexpensively. Currently, there are only two alternatives for diagnostic testing: point-of-use tests that produce qualitative (yes/no) results and laboratory tests that provide quantitative results. While current point-of-use diagnostic tests are convenient and cost-effective, they do not provide quantitative results and are limited to applications that have a clear positive or negative response. Laboratory testing, on the other hand, produces more information but requires sophisticated instruments, more time and greater cost. The key to A-Fem's RAPID-SENSE technology is that it combines the convenience and low cost of a point-of-use test with the type of semi-quantitative results previously only available when using an instrument to interpret the results. The RAPID-SENSE technology enables visual quantification of a desired substance, such as a hormone, disease marker or analyte of infection, in a sample of blood, saliva or urine.

        A-Fem expects to continue to seek strategic partners to assist in the marketing and distribution of specific applications of its RAPID-SENSE technology. To this end, in November 1998 A-Fem announced that it had entered into a development agreement with Konica, a large Japanese industrial chemical firm, to develop a proprietary test using A-Fem's RAPID-SENSE technology. In late 1999 A-Fem entered into a development contract with Biex, Inc. Biex has developed a unique patented system to help identify risk in pregnant women for developing spontaneous preterm labor - the SalEst(R) System salivary estriol test.

        A-Fem's PADKIT SAMPLE COLLECTION SYSTEM integrates A-Fem's miniform technology with its diagnostic expertise to create a unique sample collection system that provides a novel approach to diagnostic testing. The PADKIT allows women to collect a menstrual or cervical-vaginal fluid sample at home, using an interlabial pad. The sample collected with the interlabial pad is mailed to a laboratory that processes the sample and provides test results to the physician prior to the patient's annual gynecological examination. Thus, one self-collected and laboratory-processed PADKIT sample has the potential to be used by a physician to screen for cervical and other cancers, Human Papilloma Virus (a precursor to cervical cancer), and sexually transmitted and other infectious diseases, before the patient visit. Clinical and laboratory testing has demonstrated the PADKIT's effectiveness as a sample collection system that may be processed in a laboratory to detect cervical and other cancers, the Human Papilloma Virus and sexually transmitted and other diseases. In March 1998, A-Fem was issued a patent that covers methods of collection and diagnosis of vaginal fluid, including menses, which form the technological basis for the PADKIT. An additional patent was issued in December 28, 1999 further expanding the PADKIT patent portfolio.

        A-Fem is completing clinical studies for its PADKIT to demonstrate the effectiveness of this sample collection system as an alternative to the cervical scrape. An estimated 50 million cervical scrapes are performed annually in the United States alone to collect samples to use in the Pap smear test for cervical cancer. Although significant improvements have been made in the area of Pap smear test sample reading and sample preparation, no improved sample collection method has been developed. A-Fem believes the PADKIT will provide a superior cell sample as well as a simpler, more comfortable and convenient procedure for collecting the cells. The Company expects to demonstrate the significant market advantages, cost effectiveness, improved disease specificity, and patient preference for the self-collected PADKIT sampling system.

MARKETING AND DISTRIBUTION

        The INSYNC MINIFORM is currently available for purchase in the western half of the United States, excluding California, in retail grocery chains, drugstores and mass merchandisers. In addition, the INSYNC MINIFORM is available through catalog and on-line, web-based (Internet) retailers, such as PlanetRx, Transitions for Health and CVS, and directly from INSYNCMINIFORM.com. The INSYNC MINIFORM competes within the $1.8 billion United States feminine protection market. The miniform represents a new category of products that both competes with and complements existing feminine protection products, including tampons, pads, and pantiliners.

        In order to focus on research and product development opportunities and increase the speed to market for our products, A-Fem is seeking alliances with strategic marketing partners. For the miniform and RAPID-SENSE products, A-Fem will seek strategic partners with proven experience in consumer and diagnostics marketing. A-Fem has no such alliance at present.

        In April 1997, A-Fem and The Proctor & Gamble Company entered into a license agreement that granted to The Proctor & Gamble Company certain non-exclusive rights to use A-Fem's miniform technology and certain trademarks. That agreement expired October 28, 1999 and the product technology has reverted to A-Fem. P&G retained certain rights to trademarks not used by A-Fem.

COMPETITION

        Four major consumer products companies currently dominate the United States feminine protection market: the Procter & Gamble Company, Johnson & Johnson, Kimberly-Clark and Playtex. The INSYNC MINIFORM represents a new segment of the feminine protection market and provides benefits not offered by competitive products. Features of the INSYNC MINIFORM that distinguish it competitively are its versatility, convenience, comfort and safety. The Company believes these competitors are evaluating the interlabial pad and market, and will eventually enter it. This entry is expected to rapidly expand market acceptance for the interlabial pad and enhance the value of the miniform.

        A-Fem's proprietary RAPID-SENSE technology is expected to be introduced to the market in 2000. A-Fem believes that the semi-quantifiable test results provided by point-of-use tests that incorporate A-Fem's RAPID-SENSE technology will address market needs that prior technology could not meet, provide significant end-user cost savings over older technology and move various laboratory tests to the point-of-use markets, which will increase early patient intervention to improve healthcare in general. Competition for A-Fem's RAPID-SENSE products is likely to come primarily from larger diagnostics companies, and/or smaller innovative companies.

        The first application of the PADKIT will be an alternative to the cervical scrape as a sample collection process for the Pap smear test, the standard diagnostic procedure for cervical cancer detection. While improvements have been made in the area of Pap test sample preparation and interpretation by such companies as Cytyc, and TriPath (formed through the merger of AutoCyte, and Neopath), the PADKIT represents the first improvement in the method of sample collection by introducing a non-invasive, user-friendly sample collection method.

        A-Fem's current products and products under development will compete with products from other companies that have an established market, more employees and substantially greater research, financial and marketing resources than A-Fem.

MATERIALS AND MANUFACTURING

        A-Fem's current miniform manufacturing facility in Portland, Oregon, was completed in 1996 and upgraded in 1997. This facility provides miniforms for both the INSYNC product and the PADKIT. The present operation requires minimum overhead and direct labor and is capable of producing more than $1,000,000 wholesale value of miniforms monthly, which capacity is sufficient to meet A-Fem's forecasted demand for the foreseeable future within current area of distribution. A-Fem's current miniform manufacturing facility encompasses 3,700 square feet and has been inspected by the United States Food and Drug Administration and found to be without reportable deficiencies. A-Fem will need additional space and equipment to manufacture sufficient quantities of the miniform to support a national marketing rollout.

        Raw materials used for production of the INSYNC MINIFORM and A-Fem's diagnostic products are produced in the United States. A-Fem's suppliers are meeting A-Fem's current manufacturing needs, although an uninterrupted flow of raw materials cannot be guaranteed. In the past, A-Fem purchased certain raw materials from a single supplier that has now ceased to conduct its fiber-processing business. However, A-Fem has located a replacement supplier for its raw materials, but has not yet entered into an agreement with that supplier.

        A-Fem's current RAPID-SENSE manufacturing facility is located within A-Fem's research and development facilities and is capable of producing product to meet the expected needs of A-Fem's planned clinical trials and limited commercial distribution.

PATENTS AND TRADEMARKS

        A-Fem owns United States patents and additional foreign patents in Canada and Japan relating to the miniform. These patents cover manufacturing apparatus and methods for making both the current miniform and a 100% biodegradable absorbent miniform. In 1998 and 1999, A-Fem was granted broad patents for the technology that is the basis for the PADKIT collection system. Additionally, A-Fem has patents pending for its RAPID-SENSE and miniform technology.

        The issued United States patents currently owned, assigned or licensed to A-Fem and the pending patent applications are as follows:

US PATENT OR
SERIAL NUMBER        DATE OF ISSUE OR FILING               TITLE
-------------        -----------------------               -----
                                                           MINIFORM

4,995,150                  02/26/91                        Method and Apparatus for Making Feminine Protection Pads

08/670,137                 06/25/96                        Biodegradable Absorbent Pads

5,575,047(1)               11/19/96                        Method for Making Biodegradable Absorbent Pads
----------                 --------                        --------------------------------------------------------
                                                           PADKIT
5,725,481(1)               03/10/98                        Method and Apparatus for Collecting Vaginal Fluid and
                                                           Exfoliated Vaginal Cells for Diagnostic Purposes

                                                           Method and Apparatus for Collecting Vaginal Fluid and
6,007,498(1)               12/28/99                        Exfoliated Vaginal Cells for Diagnostic Purposes
----------                 --------                        --------------------------------------------------------
                                                           RAPID-SENSE

60/092,191(2)              06/05/97                        Rapid-Sense Technology

09/417,957(2)              10/13/99                        Rapid-Sense Technology

--------------

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

        A-Fem holds United States trademarks for all its current products, including for the PADKIT, RAPID-SENSE and its related design, and for INSYNC and its related design. In addition to these applications, A-Fem has also applied for international trademarks on RAPID-SENSE and INSYNC and its related design. A-Fem also relies on trade secrets and other unpatented proprietary information.

REGULATORY REQUIREMENTS

        The production and marketing of A-Fem's products are subject to regulation by the United States Food and Drug Administration. Before a medical product may be marketed for use by humans, months of laboratory and clinical trials must be performed to validate the safety and effectiveness of the product.

A-Fem's miniform product required FDA approval before being marketed to the public, and such clearance was obtained in 1997. A-Fem's RAPID-SENSE products sold to the industrial and environmental testing markets do not require FDA clearance. However, when A-Fem's RAPID-SENSE technology is applied to the human diagnostic market, such products will require FDA clearance.

        A-Fem is completing clinical trials for its PADKIT, and is in the process of conducting additional studies in order to receive FDA clearance. A-Fem anticipates that this product will be ready for commercial production in late 2001. A-Fem has assembled a team to obtain marketing clearance from the FDA for its planned products. This team includes senior management, personnel with regulatory expertise, personnel with scientific skills for clinical field trials and a Medical Advisory Board, consisting of scientific Ph.D.s and M.D.s, to contribute to the scientific and medical validity of its clinical trials.

RESEARCH AND DEVELOPMENT

        A-Fem invested approximately $1,074,000 on research and development in the year ended December 31, 1999, primarily with respect to ongoing PADKIT clinical trials and continued patent applications. A-Fem spent approximately $988,000 on research and development in the year ended December 31, 1998, primarily with respect to development of the RAPID-SENSE diagnostic technology.

EMPLOYEES

        As of December 31, 1998, A-Fem had 12 full-time employees. A-Fem believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

        A-Fem's corporate office and product development facilities are located in 7,100 square feet of leased space in Portland, Oregon. A-Fem also leases 3,700 square feet of manufacturing and warehouse space in proximity to its corporate office.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) A-Fem's common stock low and high bid prices are reported on the OTC Bulletin Board. The following table sets forth the range of high and low bids for A-Fem's common stock as reported on the OTC Bulletin Board for the periods indicated.

                                               HIGH           LOW
                                              -----          -----
1st Quarter 1998                              $2.69          $1.88
2nd Quarter 1998                               3.63           2.06
3rd Quarter 1998                               3.00           1.44
4th Quarter 1998                               2.47           1.00

1st Quarter 1999                               2.34           1.31
2nd Quarter 1999                               2.69           1.25
3rd Quarter 1999                               2.06            .94
4th Quarter 1999                               1.22            .69

        The foregoing prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) On December 31, 1999, there were approximately 292 holders of record of A-Fem's common stock.

(c) A-Fem has paid no dividends and does not expect to pay any dividends in the foreseeable future because A-Fem intends to retain earnings, if any, to finance growth of its operations. A-Fem is under contractual restriction as to its present or future ability to pay dividends. The holders of A-Fem's preferred stock have the right to receive dividends in preference to the holders of A-Fem's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

1. On December 22, 1999 A-Fem issued 260,400 shares of Series A Preferred Stock and warrants to purchase an additional 118,364 shares of Series A Preferred Stock at an exercise price of $.01 per share to one entity, Capital Consultants, LLC, acting as agent for individual investors, for cash consideration of $499,968.00. The warrants expire 10 years from their respective dates of issue. Shares of Series A Preferred Stock are convertible into shares of the Company's common stock on a one-for-one basis, subject to adjustment under certain circumstances to prevent dilution. Capital Consultants, LLC, represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, A-Fem relied upon an exemption from registration pursuant to
Section 4(2) of the Securities Act.

2. On March 24, 2000 A-Fem issued 260,415 shares of Series A Preferred Stock and warrants to purchase an additional 174,365 shares of Series A Preferred Stock at an exercise price of $.01 per share to one entity, Capital Consultants, LLC, acting as agent for individual investors, for cash consideration of $499,996.80. The warrants expire 10 years from their respective dates of issue. Shares of Series A Preferred Stock are convertible into shares of A-Fem's common stock on a one-for-one basis, subject to adjustment under certain circumstances to prevent dilution. Capital Consultants, LLC represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, A-Fem relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OVERVIEW

        A-Fem continued to experience operating losses during the years ended December 31, 1999 and 1998. Further, A-Fem has continued to incur losses into the first quarter of 2000 and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to seek partnering opportunities. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $2.4 million during 1999 and $4.6 million during 1998.

        A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

RESULTS OF OPERATIONS

        For the year ended December 31, 1999, A-Fem generated net sales of approximately $67,000 as compared to net sales of approximately $419,000 for the year ended December 31, 1998. This decrease in net sales was the result of decreased levels of promotional support for the INSYNC MINIFORM as compared to the levels maintained during the product introduction and rollout in the prior year. A-Fem has received contract development income for the joint development of several RAPID-SENSE products, which income is reflected in Other Income. The cost of goods sold for the year ended December 31, 1999, was approximately $274,000, as compared to approximately $495,000 in the year ended December 31, 1998. This decrease was the result of a reduced quantity of goods sold in 1999 as compared to 1998. A-Fem's operating loss for the year ended December 31, 1999 was approximately $2.5 million, compared to an operating loss of approximately $4.6 million for the previous year. The decrease in operating loss was caused primarily by decreased marketing and selling expenses related to reduced levels of promotional support for the INSYNC MINIFORM, offset by an increase in research and development expenses.

        Gross margin for the year ended December 31, 1999 was approximately -$207,000 (-311.2% of net sales) as compared to -$76,177 (-18.2% of net sales)
for the year ended December 31, 1998. The change in the gross margin resulted primarily from the decrease in net sales as compared to our minimum fixed manufacturing costs.

        Marketing and selling expenses were approximately $298,000 for the year ended December 31, 1999, as compared to approximately $2,562,000 for the prior year. Prior year expenses resulted from the launch of the marketing rollout of A-Fem's INSYNC MINIFORM in the western United States. This marketing rollout required expenditures for packaging design, selling materials, advertising production, and media, marketing and sales consultants. We reduced these expenses in 1999 by limiting consumer advertising and promotional support for INSYNC MINIFORM.

        Research and development expenses for the year ended December 31, 1999, totaled approximately $1,074,000, as compared to approximately $988,000 for the year ended December 31, 1998. The increase in these expenses is primarily attributable to development costs related to the PADKIT clinical trials, which include the expenses of a contact research organization to administer the clinical trials, and compensation for the examining physician, the medical facility and the patient, and laboratory costs for sample evaluation.

        General and administrative expenses for the year ended December 31, 1999, totaled approximately $919,000, compared to approximately $983,000 for the year ended December 31, 1998. The decrease in these expenses is attributable primarily to decreases in professional fees and a reduction in the number of employees, offset by increases in bank charges.

        A-Fem's net loss for the year ended December 31, 1999, decreased to approximately $2,494,000 from $4,629,000 for the year ended December 31, 1998. This positive change reflects the reduction in sales and marketing expenses in 1999 as compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1999, A-Fem had cash and cash equivalents of approximately $429,000 as compared to approximately $668,000 at December 31, 1998. To date, A-Fem has financed its growth and operations through private placements of common and preferred stock, rights to purchase common and preferred stock and promissory notes, and through capital leases. During 1999, A-Fem raised approximately $2.4 million from private investors in exchange for 91,350 shares of A-Fem's common stock and 1,197,900 shares of A-Fem's preferred stock. In 1998, A-Fem raised approximately $4.7 million from private investors in exchange for 989,586 shares of A-Fem's common stock and 1,457,000 shares of A-Fem's preferred stock.

        A-Fem will need to raise additional capital in order to meet costs associated with research and development and related administrative activities. If A-Fem is unable to obtain such financing, it may be required to curtail its activities and may have to cease operations.

        A-Fem expects to continue to incur losses through 2000 and 2001, because the costs of development are expected to continue to exceed income from product sales. A-Fem has approximately $160,000 per month of operating expenses. In order to carry out its development plans for RAPID-SENSE and the PADKIT, A-Fem estimates it will need to raise approximately $3.0 million in addition to the funds needed for its monthly operating expenses. If A-Fem were able to raise the entire $3 million at once, it would take approximately 18 months to complete A-Fem's development plans for RAPID-SENSE and the PADKIT. A-Fem does not expect significant amounts of debt financing to be available to it in the near term, and therefore expects that it will have to issue additional equity. A-Fem cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders.

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

IF A-FEM IS NOT ABLE TO OBTAIN ADDITIONAL FINANCING OR ATTRACT A STRATEGIC
        PARTNER, A-FEM MAY NOT BE ABLE TO CONTINUE OPERATING

        During the fiscal year ended December 31, 1999, A-Fem incurred losses of approximately $2.5 million. Further, A-Fem has not generated significant revenues from operations. A-Fem expects to continue to incur losses as the costs of developing, manufacturing and marketing our products continue to exceed income from product sales.

        In order to carry out our development and marketing plans for our PADKIT and RAPID-SENSE products, we will need to raise significant additional capital. If we are unable to obtain sufficient financing, it would have a material adverse effect on our financial condition.

        A-Fem expects that significant, ongoing expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. If A-Fem is unable to obtain adequate additional financing, enter into a strategic partnership, or generate sufficient profitable sales revenues, we may be required to curtail our product development, marketing activities and other operations, and we may be forced to cease operations.

IF A-FEM IS NOT ABLE TO ATTRACT A STRATEGIC PARTNER, A-FEM MAY BE UNABLE TO
        EXECUTE OUR MARKETING PLANS FOR OUR PRODUCTS

        In order to carry out our marketing plans, we will need to find one or more partners to assist in marketing our miniform and RAPID-SENSE products. To date we have been unable to attract such a partner. If we are not able to attract one or more partners, we may be unable to carry out our marketing plans for these products, which could have a material adverse effect on our financial condition and results of operations.

A-FEM IS UNLIKELY TO EARN SIGNIFICANT REVENUES FROM OUR PRODUCTS IN THE NEAR
        TERM BECAUSE MOST OF A-FEM'S PRODUCTS ARE IN THE EARLY STAGES OF PRODUCT DEVELOPMENT OR MARKETING

        A-Fem's products, the INSYNC MINIFORM, PADKIT, and RAPID-SENSE diagnostic products, are in the early stages of development or marketing. There have been no significant revenues from the INSYNC MINIFORM, and there have been no revenues at all from the PADKIT or RAPID-SENSE diagnostic products. A-Fem has concluded that we cannot raise sufficient funds to market the INSYNC MINIFORM nationally through retail outlets. A-Fem cannot estimate the potential market for our products.

        You should be aware that A-Fem may encounter problems because our products are in an early stage of development or marketing, including the following risks:

        - A-Fem may encounter unanticipated developmental, testing, regulatory compliance and marketing costs;

        - The new products that A-Fem is developing may not be successfully developed;

        - A-Fem's new products, once developed, may not be successfully manufactured, advertised and marketed;

        - Any of A-Fem's products may become obsolete within a short time after its development; and

        - Costs of research and development and clinical trials for A-Fem's new products may substantially exceed A-Fem's expectations and financial resources.

A-FEM'S PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE

        A-Fem's only product in commercial production, the INSYNC MINIFORM, is a new product form that addresses women's concerns with current feminine protection products. Because the INSYNC MINIFORM is worn interlabially, unlike any other existing feminine protection products, women may not understand how to use the INSYNC MINIFORM or may not find it comfortable, and women may not purchase this product or our other products in commercially viable quantities. If our products do not achieve adequate market acceptance, such failure may have a material adverse effect on our financial condition and results of operations.

A-FEM'S PRODUCTS MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH EXISTING OR FUTURE
        PRODUCTS PRODUCED BY A-FEM'S COMPETITORS

        A-Fem's current product and products in development will compete with products from other companies that have an established market, more employees and substantially greater research, financial and marketing resources than A-Fem. With respect to our miniform products, these competitors include the Procter & Gamble Company, Johnson & Johnson, Kimberly-Clark and Playtex. A-Fem's research, financial and marketing resources may not be adequate to create and market products that will compete successfully with existing or future products created and marketed by such competitors.

HOLDERS OF A-FEM'S COMMON STOCK MAY EXPERIENCE DILUTION IF WE FULFILL OUR
        FINANCING NEEDS BY ISSUING ADDITIONAL SHARES OF STOCK

        In order to carry out our development, marketing and distribution plans for our products, we will need to raise significant funds through equity and/or debt financing. We do not expect significant amounts of debt financing to be available in the near term, and expect that we will have to issue additional equity to meet our financing needs. Such equity financing may not be available or may not be available on terms favorable to A-Fem or our shareholders. If we issue additional equity in the future to raise funds, this could have a dilutive effect on holders or purchasers of shares of our common stock.

A-FEM'S PATENT AND OTHER INTELLECTUAL PROPERTY PROTECTION MAY NOT BE ADEQUATE

        A-Fem has received patents with respect to the PADKIT that cover the method and apparatus for collection and use of vaginal fluid for diagnostic purposes. A-Fem has received a patent with respect to the INSYNC MINIFORM that covers the manufacturing methods and manufacturing materials. A-Fem has filed patent applications for our first generation RAPID-SENSE technology. The term for these patents is or will be 20 years from the date of the application or, if the application contains a specific reference to an earlier filed application under 35 USC Sections 120, 121 or 365(c), 20 years from the date on which the earliest such application was filed.

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

        The technologies used by A-Fem may infringe patents or proprietary technology of others. The cost of enforcing A-Fem's patent rights in lawsuits that A-Fem may bring against infringers or defending itself against infringement charges by other patent holders may be high and could adversely affect A-Fem.

        Trade secrets and confidential know-how are important to A-Fem's scientific and commercial success. Although A-Fem seeks to protect our proprietary information through confidentiality agreements and appropriate contractual provisions, others may develop independently the same or similar information or gain access to proprietary information of A-Fem.

A-FEM MAY BE ADVERSELY AFFECTED BY CERTAIN GOVERNMENT REGULATIONS

        Many of A-Fem's activities are subject to regulation by various local, state and federal regulatory authorities in the United States.

        Before a medical product may be marketed for use by humans, laboratory and clinical trials must be performed to validate the safety and effectiveness of the product. The PADKIT is still in the development stage and will require FDA approval before being marketed to the public. Obtaining such approval may be a lengthy and expensive proceeding and may involve extensive testing and clinical trials to demonstrate safety, reliability and efficacy.

        In addition, regulations may change, resulting in unexpected costs and uncertainty. A-Fem may not be able to comply with the applicable requirements, and necessary approvals may not be granted. We cannot predict the extent and impact of future governmental regulations. If we fail to comply with the applicable regulatory requirements, we may be subject to fines, injunctions, civil penalties, recall or product seizure, among other penalties.

A-FEM DEPENDS ON OUR MANAGEMENT AND CONSULTANTS TO SUCCESSFULLY IMPLEMENT OUR
        BUSINESS PLAN

        A-Fem depends to a large extent upon the abilities and continued participation of its executive officers, consultants and current directors. The loss of any of these people could have a serious adverse effect upon our business. We may not be able to attract and retain key personnel with the skills and expertise necessary to manage our business. We do not have key-man life insurance on the lives of any of our personnel. Because competition for management and scientific staff in the biotechnology, biomedical and healthcare fields is intense, we may not be able to continue to employ personnel and consultants with sufficient expertise to satisfy our needs. We do not have employment contracts with any personnel other than Steven T. Frankel and James
R. Wilson.

A-FEM'S PRODUCT LIABILITY INSURANCE COVERAGE FOR CLAIMS IS LIMITED AND DOES NOT
        COVER CLAIMS ARISING FROM TOXIC SHOCK SYNDROME

        A-Fem could be subject to claims for personal injuries or other damages resulting from its products. We carry general liability insurance, including products liability insurance in the amount of $5,000,000. If any claims for amounts exceeding our insurance coverage were successful, it would have a material adverse effect on A-Fem. A-Fem's insurance may not adequately protect A-Fem against all such liabilities.

A-FEM MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK, WHICH COULD DILUTE THE
        INTERESTS OF HOLDERS OF OUR COMMON STOCK

        A-Fem is authorized to issue up to 10,000,000 shares of preferred stock and A-Fem's Board of Directors has the authority to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by A-Fem's shareholders.

        Through December 1999, A-Fem issued shares of Series A Convertible Preferred Stock and warrants to purchase additional shares of Series A Convertible Preferred Stock to Capital Consultants, LLC (formerly Capital Consultants, Inc.) as follows:

        - 4,316,405 shares of Series A Convertible Preferred Stock issued in exchange for 4,316,405 shares of A-Fem's common stock;

        - 2,654,900 shares of Series A Convertible Preferred Stock and warrants to purchase an additional 790,064 shares of Series A Convertible Preferred Stock (at a weighted average exercise price of $0.59 per share) in exchange for aggregate consideration consisting of approximately $5.1 million and warrants to purchase 50,000 shares of A-Fem's common stock.

        These issuances of Series A Preferred Stock and any future issuance of preferred stock may:

        - have the effect of delaying, deferring or preventing a change in control of A-Fem;

        - discourage bids for the common stock at a premium over the market price of the common stock; or

        - adversely affect the market price and the voting and other rights of the holders of common stock.

CERTAIN MERGERS OR TAKEOVER ATTEMPTS COULD BE DELAYED OR PREVENTED BY THE
        ANTI-TAKEOVER EFFECT OF NEVADA LAW

        Certain "business combination" provisions of Nevada law could make it more difficult to consummate a merger or tender offer involving A-Fem, even if such event could be beneficial to the interests of the shareholders.

THE THIN PUBLIC MARKET FOR A-FEM'S COMMON STOCK MAY CAUSE VOLATILITY IN OUR
        STOCK PRICE

        A-Fem's common stock trades on the OTC Bulletin Board and is thinly traded.

        The market price of our common stock has experienced significant volatility. During 1999, the price of our common stock ranged from $0.69 per share to $2.69 per share. The market price of the common stock could be subject to significant variation due to:

        - the degree of success A-Fem achieves in implementing its business strategy, changes in business or economic conditions affecting A-Fem, its customers or its competitors;

        - fluctuations in A-Fem's operating results, changes in or actual results varying from earnings or other estimates made by securities analysts;

        - announcements by A-Fem or our competitors concerning product developments, patents or proprietary rights; and

        - other factors both within and outside our control.

        In addition, the stock market may experience volatility that affects the market prices of companies in ways unrelated to the operating performance of such companies, and such volatility may adversely affect the market price of our common stock.

        There has been significant volatility in the market price of securities of other early stage companies, technology companies in general and biotechnology companies in particular.

A-FEM MAY NOT BE ABLE TO SUCCESSFULLY MANUFACTURE OUR PRODUCTS

        A-Fem currently manufactures the INSYNC MINIFORM. As a manufacturer, A-Fem faces the following risks:

        - A-Fem may not be able to maintain sufficient numbers of employees, or may have to pay increased wages.

        - A-Fem may not be able to obtain sufficient raw materials, including the fiber used to manufacture the miniform, when needed or at reasonable prices.

        - A-Fem may have to expend additional funds to purchase additional capital equipment to be able to increase the quantity of miniforms we manufacture or to remedy plant or equipment obsolescence.

        - A-Fem may not be able to adequately maintain the quality of the miniforms we manufacture.

        - If the demand for miniforms is significantly greater or lower than we predict, we may experience excess or inadequate manufacturing capacity.

        Any of the risks listed above, or any other disruption in A-Fem's production, could have a material adverse effect on A-Fem's results of operations and financial condition.

A-FEM MAY EXPERIENCE AN ADVERSE IMPACT FROM FUTURE SALES OF OUR STOCK

        As of December 31, 1999, 3,477,488 shares of common stock were subject to outstanding stock options under A-Fem's stock option plans at a weighted average exercise price of approximately $2.55 per share. As of December 31, 1999, 2,428,656 shares were issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.37 per share.

        We intend to file a registration statement on Form S-8 under the Securities Act to register for resale a total of 5 million shares of common stock reserved for issuance under A-Fem's stock option plans. Sales of substantial amounts of A-Fem's common stock in the public market by existing shareholders or holders of options or warrants could cause the price of the common stock to go down.

        Approximately 2.8 million shares of A-Fem's common stock are registered or in the process of being registered under the Securities Act, approximately
1.3 million shares are freely tradable under the federal securities laws subject to volume limitations under Rule 144, and approximately 6.6 million additional shares are freely tradable under the federal securities laws to the extent they are not held by our affiliates or are not subject to certain contractual volume restrictions.

        In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

        - 1% of the then outstanding shares of the issuer's common stock, and

        - the average weekly trading volume during the four calendar weeks preceding such sale provided that certain public information about the issuer as required by Rule 144 is then available and the seller complies with certain other requirements.

        A person who:

        - is not an affiliate,

        - has not been an affiliate within three months prior to sale, and

        - has beneficially owned the restricted securities for at least two years is entitled to sell such shares under Rule 144(k) without regard to any of the limitations described above.

ITEM 7. FINANCIAL STATEMENTS

        Financial Statements begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

          A-Fem's executive officers, directors and key employees are:

      DIRECTORS AND EXECUTIVE OFFICERS          AGE        POSITION
      --------------------------------          ---        --------
      James E. Reinmuth, Ph.D.                  59         Chairman and Director

      Steven T. Frankel                         57         Chief Executive Officer, President and Director

      William H. Fleming, Ph.D.                 53         Vice Chairman-Diagnostics, Secretary and
                                                           Director

      Carol A. Scott, Ph.D.                     50         Director

      RoseAnna Sevcik                           36         Director

      James Wilson                              50         Treasurer, Director of Business Development
                                                           and Director

      KEY EMPLOYEE
      ------------

      Martin Harvey                             58         Controller

DIRECTORS AND EXECUTIVE OFFICERS

        JAMES E. REINMUTH, Ph.D. has served as Chairman of A-Fem since September 1996, and has been a Director of A-Fem since May 1995. From September 1996 to April 1998, Dr. Reinmuth served as Chief Executive Officer of A-Fem. From May 1995 to September 1996, Dr. Reinmuth served as Treasurer of A-Fem. Since July 1994, Dr. Reinmuth has served as the Charles H. Lundquist Distinguished Professor of Business at the University of Oregon. From June 1976 until July 1994, Dr. Reinmuth served as Dean of the College of Business at the University of Oregon. Since 1988, Dr. Reinmuth has also served in several administrative positions within the University of Oregon. Dr. Reinmuth also serves as president and chief executive officer of Fuji Advanced Filtration, an industrial filter manufacturer. Dr. Reinmuth serves as a director on the advisory board of Capital Consultants, Inc., an investment firm. Dr. Reinmuth serves as a director with the following companies: W.E. Simon and Sons Asia Ltd., a merchant bank in Hong Kong, and Asia Capital Ltd., an investment bank in Sri Lanka.

        STEVEN T. FRANKEL has served as Chief Executive Officer and a Director of A-Fem since April 1998, and as President of A-Fem since November 1998. From May 1992 to March 1998, Mr. Frankel was president and chief executive officer of Quidel Corporation, a manufacturer of physicians' office diagnostic test kits. From January 1983 to May 1992, Mr. Frankel was president of various international and domestic divisions of Becton, Dickinson and Company, a diagnostic and medical device manufacturer. From 1979 to 1983, Mr. Frankel was vice president and general manager of the Becton Dickinson Home Health Care unit. Mr. Frankel also serves as a director of HIDA Educational Foundation, Washington, D.C.

        WILLIAM H. FLEMING, Ph.D., has served as Vice Chairman-Diagnostics of A-Fem since August of 1997, and as a Director and Secretary of A-Fem since February 1994. From February 1994 through August 1997, Dr. Fleming served as President and Chief Operating Officer of A-Fem. He was president, chief operating officer and a director of ProFem from July 1993 until its merger with A-Fem in June 1994. From April 1992 until July 1993, Dr. Fleming served as an associate with Sovereign Ventures, a healthcare consulting firm; concurrently he served as director of corporate development of Antivirals, Inc., a biotechnology company involved in antisense technology.

        CAROL A. SCOTT, Ph.D., has served as a Director of A-Fem since February 1995. Dr. Scott is a professor of marketing and the chairman of the marketing faculty at The John E. Anderson Graduate School of Management at the University of California, Los Angeles. Dr. Scott has been on the faculty at UCLA since 1977, and served the school in a variety of administrative positions from 1986 through 1994, including as chairman of the faculty and associate dean for academic affairs. She was also a visiting associate professor at the Harvard Business School in 1985, and was on the faculty at Ohio State University for three years prior to joining UCLA in 1977. Dr. Scott is a frequent author and lecturer and has served on the Editorial Board of the Journal of Consumer Research since 1980. Dr. Scott also serves on the board of directors of Sizzler International.

        ROSEANNA SEVCIK has served as a Director of A-Fem since May 1995. Ms. Sevcik has been serving as Director of Mortgage Backed Securities for SunAmerica Investments since July of 1999. From March 1996 to May 1999, Ms. Sevcik served as vice president/senior portfolio manager of Penn Mutual. From February 1993 to March 1996, Ms. Sevcik was vice president/senior portfolio manager and served as a director on the pension plans board of the Life Insurance Company of the Southwest. From February 1990 to February 1993, Ms. Sevcik was senior portfolio manager/securities analyst at Securities Management and Research, an investment management services company.

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

KEY EMPLOYEE

        MARTIN HARVEY has served as the Company's Controller since June 1998. From 1993 to 1998, Mr. Harvey held several other controller positions with a variety of manufacturing companies. From August 1987 to June 1993, Mr. Harvey was division controller for Spacelabs Medical, Inc., a manufacturer of critical care medical monitors. From January 1980 to August 1987, Mr. Harvey was division controller for the Medical Systems Division of Control Data, Inc.

        A-Fem's directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified; officers hold office at the discretion of the Board. Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors. Non-employee directors receive options or warrants to purchase shares of A-Fem's common stock in consideration for their services.

        In March 1997, A-Fem formed a Medical Advisory Panel. This panel currently consists of seven members, two of whom are employees of A-Fem. The outside members are all prominent Ph.D.s and M.D.s specializing in public and/or women's health. The Medical Advisory Board is expected to provide guidance to A-Fem on clinical validations for its planned products.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

        The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and any other corporate officers who received in excess of $100,000 in compensation (the "Named Executive Officers") for each of the fiscal years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                              ANNUAL COMPENSATION               COMPENSATION
                                                          ----------------------------       ---------------------
                                                                          OTHER ANNUAL       SECURITIES UNDERLYING
NAME AND PRINCIPAL                                         SALARY         COMPENSATION         OPTIONS/WARRANTS
POSITION                                     YEAR           ($)               ($)                     (#)
---------------------------                  ----         -------         ------------       ---------------------
James E. Reinmuth (1)                        1999         30,000                --                       --
   Chief Executive Officer,                  1998         45,025                --                  150,000
   Chairman and Director                     1997         40,000                --                   26,667

Steven T. Frankel (2)                        1999        300,769                --                       --
   Chief Executive Officer,                  1998        103,863                --                1,700,000
   President and Director                    1997             --                --                       --

William H. Fleming                           1999        115,000                --                       --
   Vice Chairman-Diagnostics,                1998        119,449                --                  150,000
   Secretary and Director                    1997        115,000                --                   26,667

(1) James E. Reinmuth served as Chief Executive Officer of A-Fem until April
    1998.

(2) Steven T. Frankel became Chief Executive Officer of A-Fem in April 1998 and President of A-Fem in November 1998. Mr. Frankel's 1999 salary reflects $60,769 in deferred salary from 1998.

OPTION GRANTS

        No options were granted to Named Executive Officers during the fiscal year ended December 31, 1999.

EXERCISE OF STOCK OPTIONS AND YEAR-END OPTION/WARRANT VALUES

        The following table sets forth certain information regarding options and warrants of the Named Executive Officers as of December 31, 1999.

                      1999 YEAR-END OPTIONS/WARRANT VALUES

                                 NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED                   IN-THE-MONEY
                                 OPTIONS/WARRANTS AT                  OPTIONS/WARRANTS AT
                                  DECEMBER 31, 1999                   DECEMBER 31, 1999(2)
                           -----------------------------      --------------------------------
NAME                       EXERCISABLE     UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
-------------------        -----------     -------------      -----------        -------------
James E. Reinmuth           326,667          150,000(1)          -0-                  -0-

Steven T. Frankel           475,000        1,225,000(1)          -0-                  -0-

William H. Fleming          176,667          150,000(1)          -0-                  -0-

(1) These options are subject to performance-based conditions.

(2) Based on a fair market value of $.72 per share, the price per share of A-Fem's common stock on December 31, 1999.

COMPENSATION OF DIRECTORS

        Directors of A-Fem who are also employed by A-Fem do not receive additional compensation for their services as directors. Non-employee directors of A-Fem receive compensation in the form of options to purchase A-Fem's common stock. Directors who serve on the committee that administers A-Fem's 1994 Incentive and Non-Qualified Stock Option Plan receive options pursuant to paragraph 13 of the Plan.

EMPLOYMENT AGREEMENTS

        A-Fem entered into a consulting agreement with James E. Reinmuth dated effective December 1, 1998 (the "Reinmuth Consulting Agreement"), with respect to Mr. Reinmuth's services as Chairman of the Board. The Reinmuth Consulting Agreement provides for a fee of $2,500 per month. Either party may terminate the Reinmuth Consulting Agreement on 30 days' prior notice.

        A-Fem entered into an employment agreement with James R. Wilson dated effective May 1, 1997 (the "Wilson Employment Agreement"), with respect to Mr. Wilson's services as A-Fem's Treasurer. The Wilson Employment Agreement provides for a salary of $5,000 per month. Either party may terminate the Wilson Employment Agreement on 30 days' prior notice.

        A-Fem entered into an employment agreement with Steven T. Frankel dated effective April 25, 1998 (the "Frankel Employment Agreement"), with respect to Mr. Frankel's services as A-Fem's Chief Executive Officer. The Frankel Employment Agreement provides for a salary of $20,000 per month. Either party may terminate the Frankel Employment Agreement on 30 days' prior notice.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that A-Fem's officers, directors and persons who own more than 10% of A-Fem's common stock file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of common stock and other equity securities of A-Fem on Form 4. Officers, directors and greater than 10% stockholders of A-Fem are required by SEC regulations to furnish to A-Fem copies of all Section 16(a) reports that they file. To A-Fem's knowledge, based solely on reviews of such reports furnished to A-Fem and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership as of December 31, 1999, of A-Fem's common stock $0.01 par value of (i) each beneficial owner of more than 5% of the common stock, (ii) the Named Executive Officers, (iii) each director of A-Fem and (iv) all directors and executive officers as a group. Each person named in the table has sole investment and voting power with respect to the shares set forth opposite his name or her name, except as otherwise noted.

NAME AND ADDRESS OF                                      AMOUNT AND NATURE OF                     PERCENT OF CLASS
BENEFICIAL OWNER                                        BENEFICIAL OWNERSHIP(1)                     OUTSTANDING
----------------------------------------               ------------------------                   ----------------
Capital Consultants, LLC                                      7,021,305(2)                             42.3%
2300 SW First Avenue, Suite 200
Portland, OR  97201

Cort MacKenzie & Co., Inc.                                    1,206,000(3)                             11.2%
PO Box 716
Lake Oswego, OR 97034

William H. Fleming                                              828,592(4)                              8.5%
10180 SW Nimbus Ave.,
Suite J-5
Portland, OR  97223
   Vice-Chairman, Secretary and Director

Steven T. Frankel                                               475,000(5)                              4.7%
9668 Claiborne Square
LaJolla, CA 92037
   Chief Executive Officer,
   President and Director

Jeffrey L. Grayson                                            7,021,305(6)                             42.3%
2300 SW First Avenue, Suite 200
Portland, OR  97201

NAME AND ADDRESS OF                                      AMOUNT AND NATURE OF                     PERCENT OF CLASS
BENEFICIAL OWNER                                        BENEFICIAL OWNERSHIP(1)                     OUTSTANDING
----------------------------------------               ------------------------                   ----------------
                                                                540,667(7)                              5.5%
James E. Reinmuth
5171 Solar Heights Drive
Eugene, OR  97405
   Chairman and Director

Richard T. Schroeder                                            539,000(8)                              5.5%
3840 SW 75th Ave.
Portland, OR  97225

Carol A. Scott                                                   40,000(9)                              *
1834 Park Blvd.
Palo Alto, CA  94306
   Director

RoseAnna Sevcik                                                  50,000(10)                             *
3843 Cottonwood Grove Terrace
Calabasas, CA  91301
   Director

Thomas C. Stewart                                             1,206,000(3)                             11.2%
c/o Cort McKenzie & Co., Inc.
PO Box 716
Lake Oswego, OR  97034

James R. Wilson                                                 410,095(11)                             4.3%
2968 Matt Drive
Eugene, OR  97408
   Treasurer and Director

All directors and officers                                    2,344,354(12)                            21.9%
   as a group (7 persons)

--------------

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

(2) Includes 6,971,305 shares issuable upon conversion of shares of Series A Convertible Preferred Stock, and an additional 50,000 shares issuable upon conversion of shares issuable upon exercise of warrants to purchase Series A Convertible Preferred Stock. Capital Consultants, Inc. acts as an agent for individual investors with respect to all shares beneficially owned by it. Capital Consultants, Inc., is an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940 and has, on behalf of certain of its clients, sole voting power and sole investment power with respect to certain of these shares.

(3) Consists of 869,650 and 270,000 shares issuable upon exercise of warrants to purchase common stock held by Cort MacKenzie & Co., Inc. and Thomas C. Stewart, respectively.

(4) Includes 176,667 shares issuable upon the exercise of options to purchase common stock.

(5) Consists of 475,000 shares issuable upon the exercise of options to purchase common stock.

(6) Mr. Grayson is the Chairman and Chief Executive Officer of Capital Consultants LLC, with which entity Mr. Grayson shares voting and dispositive power with respect to these shares.

(7) Includes 23,000 shares of common stock held by the Reinmuth Family Trust, 23,000 shares held by Terry A. Reinmuth, 4,000 shares held by Hilary J. Reinmuth, 4,000 shares held by Jennifer C. Reinmuth, 250,000 shares issuable upon exercise of a warrant to purchase common stock and 76,667 shares issuable upon exercise of options to purchase common stock.

(8) Includes 250,000 shares issuable upon the exercise of warrants to purchase common stock, 30,000 shares held by Mr. Schroeder's spouse, and 29,000 shares held by their children. Mr. Schroeder disclaims beneficial ownership of the 29,000 shares held by his children.

(9) Includes 40,000 shares issuable upon the exercise of options to purchase common stock.

(10) Includes 50,000 shares issuable upon the exercise of options to purchase common stock.

(11) Includes 160,000 shares of common stock held jointly with Mr. Wilson's spouse, with whom Mr. Wilson shares voting power with respect to an additional 153,428 shares, and 96,667 shares issuable upon the exercise of options to purchase common stock.

(12) Includes 915,001 shares issuable upon the exercise of options to purchase common stock and 250,000 shares issuable upon exercises of warrants to purchase common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As of December 31, 1999, William H. Fleming, A-Fem's Vice-Chairman of the Board and Secretary, had an outstanding balance of approximately $66,000 on a loan from A-Fem. This loan was made on November 18, 1994, and the original principal balance was $52,000. Interest accrues at a rate of 6.24% and is capitalized. Mr. Fleming used the proceeds from this loan to purchase shares of A-Fem's common stock upon exercise of a stock option.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

                See Exhibit Index.

        (b) Reports on Form 8-K filed during Last Quarter of Fiscal Year.

                None.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       A-FEM MEDICAL CORPORATION


                                       By: /s/ Steven T. Frankel
                                           -------------------------------------
                                           Steven T. Frankel
                                           Chief Executive Officer and President

                                           Date: March 30, 2000

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                                            TITLE                               DATE
         ---------                                            -----                               ----
        /s/ Steven T. Frankel                 Chief Executive Officer,                          March 30, 2000
--------------------------------------        President and Director
          Steven T. Frankel                   (principal executive officer)


        /s/ James E. Reinmuth                 Chairman and Director                             March 30, 2000
--------------------------------------
           James E. Reinmuth


       /s/ William H. Fleming                 Vice Chair-Diagnostics,                           March 30, 2000
--------------------------------------        Secretary and Director
         William H. Fleming


         /s/ James R. Wilson                  Treasurer and Director                            March 30, 2000
--------------------------------------
           James R. Wilson


          /s/ Martin Harvey                   Controller                                        March 30, 2000
--------------------------------------        (principal financial and accounting
            Martin Harvey                     officer)


         /s/ Carol A. Scott                   Director                                          March 30, 2000
--------------------------------------
           Carol A. Scott


         /s/ RoseAnna Sevcik                  Director                                          March 30, 2000
--------------------------------------
           RoseAnna Sevcik


          /s/ Merry Disney                    Director                                          March 30, 2000
--------------------------------------
            Merry Disney

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of A-Fem Medical Corporation:

        We have audited the accompanying balance sheets of A-Fem Medical Corporation (a Nevada corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A-Fem Medical Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                            ARTHUR ANDERSEN LLP


Portland, Oregon
February 25, 2000

                            A-FEM MEDICAL CORPORATION

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                          1999              1998
                                                       ----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents                            $  428,845        $  668,369
  Accounts receivable                                       6,622            38,235
  Inventories                                              65,581            70,855
  Prepaid expenses                                         86,649           257,603
                                                       ----------        ----------
          Total current assets                            587,697         1,035,062

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS          1,286,012         1,235,173
  Less - Accumulated depreciation and amortization       (640,331)         (524,484)
                                                       ----------        ----------
          Total property, equipment and leasehold         645,681           710,689
            improvements

PATENTS, net                                               54,700            59,872

LOANS RECEIVABLE - Officers and directors                  65,675            62,193
                                                       ----------        ----------
          Total assets                                 $1,353,753        $1,867,816
                                                       ==========        ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          1999               1998
                                                                                      ------------       ------------
CURRENT LIABILITIES:
  Accounts payable                                                                    $     64,101       $    299,471
  Current portion - capital lease obligations                                               31,664            183,339
  Accrued expenses                                                                          83,796             74,075
  Accrued salaries and benefits                                                             84,857            138,394
  Note payable                                                                                  --            417,345
                                                                                      ------------       ------------
          Total current liabilities                                                        264,418          1,112,624

LONG-TERM LIABILITIES:
  Long-term portion - capital lease obligations                                              4,660             41,607
  Long-term note payable                                                                   450,000                 --
                                                                                      ------------       ------------
          Total long-term liabilities                                                      454,660             41,607
                                                                                      ------------       ------------
          Total liabilities                                                                719,078          1,154,231

COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY:
    Series A Convertible Preferred Stock, $.01 par value; authorized 8,200,000              69,713             57,734
       shares; issued 6,971,305 shares and 5,773,405 shares at December 31, 1999 and 1998, respectively
    Common stock, $.01 par value; authorized 33,000,000 shares; issued 9,563,225            95,632             94,719
       shares and 9,471,875 shares at December 31, 1999 and 1998, respectively
    Warrants issued for Series A Convertible Preferred Stock                             1,152,148            761,882
    Warrants issued for common stock                                                        76,491             76,491
    Additional paid-in capital                                                          18,093,143         16,081,044
    Accumulated deficit                                                                (18,852,452)       (16,358,285)
                                                                                      ------------       ------------
          Total stockholders' equity                                                       634,675            713,585
                                                                                      ------------       ------------
          Total liabilities and stockholders' equity                                  $  1,353,753       $  1,867,816
                                                                                      ============       ============

      The accompanying notes are an integral part of these balance sheets.

                            A-FEM MEDICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                              1999               1998
                                           -----------       -----------
REVENUES:
  Sales, net of discounts                  $    66,534       $   418,915
                                           -----------       -----------
          Net sales                             66,534           418,915

COST OF SALES:
  Cost of goods sold                           273,589           495,092
                                           -----------       -----------
          Gross margin                        (207,055)          (76,177)

OPERATING EXPENSES:
  Selling and marketing                        297,822         2,561,887
  General and administrative                   919,355           982,787
  Research and development                   1,074,346           988,121
                                           -----------       -----------
          Operating loss                    (2,498,578)       (4,608,972)
                                           -----------       -----------
OTHER INCOME (EXPENSE):
  Interest income                               13,611            25,021
  Interest expense                             (69,561)          (88,950)
  Licensing income                              35,000            35,000
  Other income                                  25,361             8,804
                                           -----------       -----------
                                                 4,411           (20,125)
                                           -----------       -----------
          Net loss                         $(2,494,167)      $(4,629,097)
                                           ===========       ===========

NET LOSS PER SHARE, basic and diluted      $      (.26)      $      (.38)
                                           ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING          9,520,249        12,178,262
                                           ===========       ===========

        The accompanying notes are an integral part of these statements.

                            A-FEM MEDICAL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                  PREFERRED STOCK                        COMMON STOCK
                                                        ----------------------------------   ----------------------------------
                                                         SHARES      AMOUNT      WARRANTS      SHARES        AMOUNT    WARRANTS
                                                        ---------    -------    ----------   ----------     --------   --------
BALANCE, December 31, 1997                                     --    $    --    $       --   12,798,694     $127,987         $-

  Common stock issued for cash $1.92 per share,
    net of financing costs                                     --         --            --      989,586        9,896         --
  Preferred stock issued in exchange of common shares   4,316,405     43,164            --   (4,316,405)     (43,164)        --
  Preferred stock issued for cash $1.92 per share,      1,457,000     14,570            --           --           --         --
     net of financing costs
  Warrants issued in connection with note payable              --         --            --           --           --         --
  Warrants issued in connection with issuance of
    common stock                                               --         --            --           --           --     76,491
  Warrants issued in connection with issuance of
    preferred stock                                            --         --       761,882           --           --         --
  Net loss                                                     --         --            --           --           --         --
                                                        ---------    -------    ----------   ----------     --------   --------
BALANCE, December 31, 1998                              5,773,405     57,734       761,882    9,471,875       94,719     76,491

  Common stock issued for cash $1.50 per share,                --         --            --       25,000          250         --
    net of financing costs
  Common stock issued for cash $1.49 per share,                --         --            --       33,333          333         --
    net of financing costs
  Common stock issued for cash $1.52 per share,                --         --            --       33,017          330         --
    net of financing costs
  Preferred stock issued for cash $1.92 per share,      1,197,900     11,979            --           --           --         --
    net of financing costs
  Warrants issued in connection with issuance of
    preferred stock                                            --         --       390,266           --           --         --
  Net loss                                                     --         --            --           --           --         --
                                                        ---------    -------    ----------   ----------     --------   --------
BALANCE, December 31, 1999                              6,971,305    $69,713    $1,152,148    9,563,225     $ 95,632    $76,491
                                                        =========    =======    ==========   ==========     ========   ========

                                                             ADDITIONAL                               TOTAL
                                                              PAID-IN           ACCUMULATED        STOCKHOLDERS'
                                                              CAPITAL             DEFICIT             EQUITY
                                                            -----------        -------------       ------------
BALANCE, December 31, 1997                                  $12,310,311        $(11,729,188)       $   709,110

  Common stock issued for cash $1.92 per share,
    net of financing costs                                    1,857,425                  --          1,867,321
  Preferred stock issued in exchange of common shares                --                  --                 --
  Preferred stock issued for cash $1.92 per share,            2,719,026                  --          2,733,596
     net of financing costs
  Warrants issued in connection with note payable                32,655                  --             32,655
  Warrants issued in connection with issuance of
    common stock                                                (76,491)                 --                 --
  Warrants issued in connection with issuance of
    preferred stock                                            (761,882)                 --                 --
  Net loss                                                           --          (4,629,097)        (4,629,097)
                                                            -----------        -------------       ------------
BALANCE, December 31, 1998                                   16,081,044         (16,358,285)           713,585

  Common stock issued for cash $1.50 per share,                  37,250                  --             37,500
    net of financing costs
  Common stock issued for cash $1.49 per share,                  49,167                  --             49,500
    net of financing costs
  Common stock issued for cash $1.52 per share,                  49,695                  --             50,025
    net of financing costs
  Preferred stock issued for cash $1.92 per share,            2,266,253                              2,278,232
    net of financing costs
  Warrants issued in connection with issuance of
    preferred stock                                            (390,266)                 --                 --
  Net loss                                                           --          (2,494,167)        (2,494,167)
                                                            -----------        -------------       ------------
BALANCE, December 31, 1999                                  $18,093,143        $(18,852,452)       $   634,675
                                                            ===========        =============       ============

        The accompanying notes are an integral part of these statements.

                            A-FEM MEDICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                           1999                1998
                                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(2,494,167)        $(4,629,097)
  Adjustments to reconcile net loss to net cash flows
    used in operating activities-
      Depreciation and amortization                                        126,581             155,667
      Loss (gain) on disposal of assets                                        362                (134)
      Other noncash income                                                  (3,482)             (3,483)
      Other noncash expense                                                 32,655                  --
      Changes in operating assets and liabilities:
        Restricted cash                                                         --              52,500
        Accounts receivable                                                 31,613              38,861
        Inventories                                                          5,274             102,108
        Prepaid expenses and other                                         170,954             (84,289)
        Accounts payable                                                  (235,370)           (230,117)
        Accrued expenses                                                     9,721              14,707
        Accrued salaries and benefits                                      (53,537)            (23,780)
                                                                       -----------         -----------
          Net cash used in operating activities                         (2,409,396)         (4,607,057)
                                                                       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold                         (61,183))             (37,909)
    improvements
  Net proceeds from sale of equipment                                          825                 350
  Other assets                                                               3,595                (406)
                                                                       -----------         -----------
          Net cash used in investing activities                            (56,763)            (37,965)
                                                                       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                   137,025           1,867,321
  Net proceeds from sale of preferred stock                              2,278,232           2,733,596
  Repayments on capital lease obligations                                 (188,622)           (263,293)
  Proceeds from note payable                                                    --             450,000
                                                                       -----------         -----------
          Net cash provided by financing activities                      2,226,635           4,787,624
                                                                       -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (239,524)            142,602

CASH AND CASH EQUIVALENTS, beginning of period                             668,369             525,767
                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                               $   428,845         $   668,369
                                                                       ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Exchange of preferred stock for common stock                         $        --         $ 8,287,498
  Equipment acquired under capital leases                                       --               4,110

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Total cash paid for interest                                              69,561              88,950

        The accompanying notes are an integral part of these statements.

                            A-FEM MEDICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

        A-Fem Medical Corporation (the Company or A-Fem) is a medical technology company with multiple product platforms targeting women's health needs. A-Fem has developed three proprietary technology platforms: one based on its INSYNC(R) miniform interlabial pad, another based on its RAPID-SENSE(R) diagnostic tests and the third based on its PADKIT(R) SAMPLE COLLECTION SYSTEM. A-Fem currently markets the INSYNC miniform as an alternative to tampons, pads and liners for light flow, or in combination for heavier flow protection. The PADKIT, currently in clinical trials, utilizes a miniform as a noninvasive sample collection method for use in testing for certain cancers and sexually transmitted and infectious diseases. A-Fem has also entered into several joint relationships to develop point-of-care diagnostic products that provide quantified results using its proprietary RAPID-SENSE technology.

        The Company has experienced significant operating losses during the years ended December 31, 1999 and 1998 and has continued to incur losses into the first quarter of 2000. Further, the Company has not generated significant revenues. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investment commitments in its preferred and common stock of approximately $2.4 million and $4.6 million during 1999 and 1998, respectively, net of issuance expenses. However, there can be no assurance that the Company's efforts to raise additional funding or enter into a strategic alliance will be successful. If the Company is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient profitable sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations and the Company may be forced to cease operations.

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

        The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. For the year ended December 31, 1999, sales to one customer amounted to approximately 18% of total sales. For the year ended December 31, 1998, sales to one customer amounted to approximately 50% of total sales.

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

LONG-LIVED ASSETS

        In accordance with Statement of Financial Accounting Standards No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the asset.

PATENTS

        Patent costs are capitalized and amortized by the straight-line method over a 17-year period beginning with the date the patent is granted. Total accumulated amortization for these patents was $22,052 and $20,475 as of December 31, 1999 and 1998, respectively.

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

ADVERTISING COSTS

        Advertising costs, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was $41,934 and $1,657,199 in 1999 and 1998, respectively.

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

                                                     1999                                          1998
                                     ---------------------------------------       --------------------------------------
                                                                       PER                                          PER
                                                                      SHARE                                        SHARE
                                        INCOME           SHARES       AMOUNT         INCOME           SHARES       AMOUNT
                                     -----------        ---------     ------       -----------      ----------     ------
Basic EPS:
  Income available to                $(2,494,167)       9,520,249     $(.26)       $(4,629,097)     12,178,262     $(.38)
    Common Stockholders

Effect of dilutive
  securities:
    Stock options                             --               --        --                 --              --        --
                                     -----------        ---------     -----        -----------      ----------     -----
Diluted EPS:
  Income available to
    Common Stockholders              $(2,494,167)       9,520,249     $(.26)       $(4,629,097)     12,178,262     $(.38)
                                     ===========        =========     =====        ===========      ==========     =====

        At December 31, 1999 and 1998, the Company had options and warrants outstanding covering 5,906,144 and 6,258,617 shares, respectively, of the Company's common stock not included in the above calculations because they would have been antidilutive. In addition, at December 31, 1999 and 1998, the Company had 6,971,305 and 5,773,405 shares, respectively, issuable pursuant to the Company's convertible preferred stock and warrants outstanding covering 790,064 and 484,200 shares, respectively, of the Company's convertible preferred stock that were not included because they would have been antidilutive.

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

RECLASSIFICATIONS

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. INVENTORIES:

        Inventories consisted of the following components at December 31:

                                         1999         1998
                                        -------      -------
Raw materials                           $40,629      $61,517
Work-in-process                              --        1,105
Finished goods                           24,952        8,233
                                        -------      -------
                                        $65,581      $70,855
                                        =======      =======

3. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

                                                             1999               1998
                                                          ----------         ----------
Property                                                  $   37,099         $   37,099
Equipment                                                  1,131,762          1,080,923
Leasehold improvements                                       117,151            117,151

                                                           1,286,012          1,235,173
Less- Accumulated depreciation and amortization             (640,331)          (524,484)
                                                          ----------         ----------
Net property, equipment and leasehold improvements        $  645,681         $  710,689
                                                          ==========         ==========

Included in the above table are amounts relating to assets utilized under capital leases which had a net book value of $228,100 and $685,384 at December 31, 1999 and 1998, respectively.

4. FINANCING ARRANGEMENTS:

NOTE PAYABLE

        During 1998, A-Fem entered into a note payable with an investor in the amount of $450,000. The agreement is collateralized by a one-half security interest in a licensing agreement between a major manufacturer and the Company (see Note 7). The Agreement requires monthly interest payments, at a fixed interest rate of 9.5%. The balance plus a $50,000 loan fee was payable one year from the date of the agreement, April 13, 1999. The loan fee is being accrued over the term of the Agreement. Subsequent to year-end, the investor agreed to extend the due date of the Agreement by two years. The total interest expense on this note for 1999 and 1998 was $69,551 and $68,000, respectively, including $16,667 and $33,333, respectively, for accrual of the loan fee.

CAPITAL LEASES

        Certain collateralized equipment is leased by the Company, which obligations are reflected by the secured leases as noted below. This equipment is used for the research and development of new products and for the manufacturing and production of the miniform.

        Future minimum lease payments under capital leases as of December 31 are as follows:

2000                                                 $33,667
2001                                                   4,778
                                                     -------
          Total minimum lease payments                38,445

Less - Amount representing interest (at rates          2,121
  ranging from 6.24% to 22.20%)
                                                     -------
Present value of minimum lease payments               36,324
Less - Current portion                                31,664
                                                     -------
          Long-term lease obligation                 $ 4,660
                                                     =======

5. STOCKHOLDERS' EQUITY:

PREFERRED STOCK

        During the year ended December 31, 1998, the Company amended its Articles of Incorporation in order to authorize 10,000,000 shares of preferred stock having a par value of $.01 per share. The Company authorized the first series for up to 8,200,000 of the total authorized shares, of which 6,971,305 shares have been issued. These shares, designated as Series A Convertible Preferred Stock (the Preferred Stock), are nonredeemable, voting shares. The Preferred Stock is convertible at any time into shares of common stock on a one-for-one basis. The Preferred Stock has priority over other classes of capital stock with respect to dividends and upon liquidation.

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

COMMON STOCK

        Holders of Common Stock are entitled to one vote per share on all matters requiring stockholder vote. Holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of any funds lawfully available therefor, and, in the event of liquidation or distribution of assets, are entitled to participate ratably in the distribution of such assets remaining after payment of liabilities, in each case subject to any preferential rights granted to any series of Preferred Stock that may then be outstanding.

COMMON STOCK OPTIONS

        On April 21, 1998, the Company granted nonstatutory stock options to the new Chief Executive Officer of the Company exercisable for 1,700,000 shares of the Company's common stock at an exercise price of $2.06 per share. At December 31, 1999, 475,000 of the granted options were exercisable with the remaining options vesting over the next ten years. The options expire ten years from the date of grant. On July 7, 1998, the Company granted nonstatutory stock options to the then President of the Company exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.88 per share. At December 31, 1999, 108,333 of these options were exercisable. The vesting of the remaining unexercisable options for each employee may be accelerated upon meeting certain performance criteria.

        In addition, the Company has an Incentive and Non-Qualified Stock Option Plan (the Incentive Plan), under which 3,300,000 shares of common stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Incentive Plan. The Incentive Plan provides for administration by a Committee comprised of not less than two members of the Company's Board of Directors. The Committee (or the Board of Directors in its absence) determines the number of shares, option price, duration and other terms of the options granted under the Incentive Plan. Qualified options are available for issuance to employees of the Company. Nonqualified options are available for issuance to consultants, advisors and others having a relationship with the Company, on terms as determined by the Committee. Under the Incentive Plan, the exercise price of a qualified option cannot be less than the fair market value on the date of grant and the exercise price of a nonqualified option is determined by the Committee on the date of grant. Options granted under the Incentive Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant.

        Activity under the Incentive Plan as well as other issuances is summarized as follows:

                                                                    WEIGHTED AVERAGE
                                               SHARES SUBJECT        EXERCISE PRICE
                                                TO OPTIONS             PER SHARE
                                               --------------       ----------------
Balance at December 31, 1997                     1,394,995                 $3.16
  Options granted                                2,528,538                  2.29
  Options canceled                                (184,922)                  .73
                                                 ---------                 -----
Balance at December 31, 1998                     3,738,611                  2.66
  Options granted                                  570,833                  2.77
  Options canceled                                (831,956)                 2.81
                                                 ---------                 -----
Balance at December 31, 1999                     3,477,488                 $2.55
                                                 =========                 =====

        Of the outstanding options at December 31, 1999 and 1998, 963,905 and 1,645,861, respectively, were qualified stock options and 242,750 and 242,750, respectively, were nonqualified stock options. The options are exercisable for shares of the Company's common stock. Outstanding options and rights expire on various dates through November 2008. The number of shares available for grant under the Incentive Plan were 660,643 and 163,609 at December 31, 1999 and 1998, respectively.

        The following table summarizes information about stock options outstanding at December 31, 1999:

                          OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
    -------------------------------------------------------------------        -----------------------------
                                           WEIGHTED                              NUMBER OF
                         NUMBER             AVERAGE            WEIGHTED            SHARES           WEIGHTED
     RANGE OF        OUTSTANDING AT        REMAINING           AVERAGE         EXERCISABLE AT       AVERAGE
     EXERCISE         DECEMBER 31,        CONTRACTUAL          EXERCISE         DECEMBER 31,        EXERCISE
      PRICES              1999            LIFE - YEARS          PRICE               1999             PRICE
    ----------       --------------       ------------         --------        --------------       --------
    $1.75-2.88         2,699,516             5.80               $2.21              874,250            $2.03

     3.00-4.69           627,972             5.03                3.43              589,972             3.38

     5.13                150,000             4.84                5.13              150,000             5.13
    ----------         ---------             ----               -----            ---------            -----

    $1.75-5.13         3,477,488             5.56               $2.55            1,614,222            $2.81
    ==========         =========             ====               =====            =========            =====

        At December 31, 1998, 719,255 options were exercisable at a weighted average exercise price of $2.78 per share.

COMMON STOCK WARRANTS

        As of December 31, 1999, warrants for a total of 2,428,656 shares of common stock had been awarded. The warrants may be exercised for shares of the Company's common stock. The following summarizes outstanding warrants for shares of the Company's common stock:

                                                          SHARES           WEIGHTED AVERAGE
                                                        SUBJECT TO          EXERCISE PRICE
                                                         WARRANTS             PER SHARE
                                                        ----------         ----------------
Balance at December 31, 1997                            2,486,416                $2.39
  Warrants granted                                         83,590                 1.92
  Warrants canceled                                       (50,000)                4.25
                                                        ---------                -----
Balance at December 31, 1998                            2,520,006                 2.34
  Warrants granted                                             --                   --
  Warrants canceled                                            --                   --
  Warrants exercised                                      (91,350)                1.50
                                                        ---------                -----
Balance at December 31, 1999                            2,428,656                $2.37
                                                        =========                =====
Number exercisable at December 31, 1999                 2,428,656                $2.37

        During the year ended December 31, 1999, the Company extended the exercise date of warrants for 141,350 shares of the Company's Common Stock previously granted to various investors in the Company. The warrants are exercisable at a price of $1.50 per share and expire in 2004, five years from the date of the extension.

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

PREFERRED STOCK WARRANTS

        During 1999, the Company awarded warrants for a total of 305,864 shares of the Company's Preferred Stock. During 1998, the Company awarded warrants for a total of 484,200 shares of the Company's Preferred Stock. The warrants may be exercised for shares of the Company's Preferred Stock. As of December 31, 1999, warrants for 790,064 preferred shares were granted and outstanding with a weighted average exercise price of $.59 per share. The warrants vest on the date two years from the date of issuance. At December 31, 1999, warrants for a total of 50,000 shares are exercisable.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

        During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principals Board No. 25 (APB
25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

        The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                                 FOR THE YEAR ENDED
                                                    DECEMBER 31,
                                              ------------------------
                                                1999            1998
                                              -------          -------
Average risk-free interest rate                 5.85%            6.00%
Expected dividend yield                           --               --
Expected lives                                6 years          6 years
Expected volatility                           108.80%           80.10%

        Using the Black-Scholes methodology, the total value of options and warrants granted during 1999 and 1998 was $1,120,818 and $5,169,875, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1999 and 1998 was $1.57 and $2.04 per share, respectively. If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                                   1999                                     1998
                                    ---------------------------------        ---------------------------------
                                     AS REPORTED          PRO FORMA           AS REPORTED          PRO FORMA
                                    ------------         ------------        ------------         ------------
Net loss                            $(2,494,167)         $(4,329,973)        $(4,629,097)         $(5,843,151)

Net loss per share                      (.26)               (.45)                (.38)                (.48)

        While additional awards are anticipated in future years, the effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995.

6. INCOME TAXES:

        As of December 31, 1999, the Company had federal net operating loss
(NOL) carryforwards of approximately $21 million. If not applied against future taxable income, the federal NOL carryforwards will expire in the years 2001 through 2019. Changes in the Company's ownership may cause an annual limitation on the amount of carryforwards that can be utilized. As of December 31, 1999 and 1998, the Company had net deferred tax assets of approximately $8.4 million and $7.2 million, respectively, primarily resulting from NOL carryforwards. In accordance with SFAS 109, at December 31, 1999 and 1998 a valuation allowance was recorded to reduce net deferred tax assets to zero.

        The significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                    1999                1998
                                                 -----------         -----------
Components of deferred tax assets:
  Accrued salaries and benefits                  $    25,852         $    41,854
  Accrued expenses                                    22,196              28,503
  Net operating loss and other tax credit
    carryforwards                                         --                  --
                                                   8,440,058           7,249,051
                                                 -----------         -----------
          Total deferred tax assets                8,488,106           7,319,408

Components of deferred tax liability:
  Fixed assets                                       (80,024)            (57,282)

Valuation allowance                               (8,408,082)         (7,262,126)
                                                 -----------         -----------
Net asset                                        $        --         $        --
                                                 ===========         ===========

        The reconciliation between the effective tax rate and the statutory federal tax rate on net loss as a percentage is as follows for the years ending December 31:

                                                             1999         1998
                                                            ------       ------
Statutory federal income tax rate                            35.0         34.0
State taxes, net of federal tax benefit                       4.3          4.1
Effect of change in valuation allowance                     (39.3)       (38.1)
                                                            -----        -----
                                                               --           --
                                                            =====        =====

7. RELATED PARTY TRANSACTIONS

        As of December 31, 1999, the Company's Vice-Chairman of the Board and Secretary, had an outstanding balance of approximately $66,000 on a loan from the Company. This loan was made on November 18, 1994, and the original principal balance was $52,000. Interest accrues at a rate of 6.24% and is capitalized. The proceeds from this loan were used to purchase shares of the Company's common stock upon exercise of a stock option.

8. COMMITMENTS:

LICENSING AGREEMENT

        On April 28, 1997, the Company entered into a license agreement with a major manufacturer and distributor of consumer products to make, use and sell the Company's interlabial products and to use certain of the Company's trademarks. The Company received $2 million upon signing this agreement, with an additional $2 million to be received over the term of the agreement if certain milestones are achieved. The manufacturer opted not to continue with the contract.

OPERATING LEASES

        The Company has operating leases for its corporate office, warehouse, product development and manufacturing facilities, and some office equipment. The following is a schedule by years of the Company's future minimum rental payments required under these operating leases that have lease terms in excess of one year as of December 31, 1999:

2000                                          $ 98,609
2001                                            19,367
                                              --------
Total minimum payments required               $117,976
                                              ========

        Rent expense for the Company's operating leases was $134,968 and $125,351 for 1999 and 1998, respectively.


9.  SUBSEQUENT EVENT:

Financing Commitment

During the first quarter of 2000, the Company issued 260,415 shares of the Company's Series A Convertible Preferred Stock and warrants to purchase an additional 174,365 shares of the Company's Series A Convertible Preferred Stock in exchange for approximately $500,000 in cash from a group of private investors. The financing is intended to assist in meeting the Company's operating needs while it pursues additional source of financing.

                                  EXHIBIT INDEX

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
  3.1(1)          Articles of Incorporation, as amended

  3.2(2)          Bylaws, as amended

  4.1(3)          Form of Stock Purchase Warrant

  4.2(3)          Form of Series A Preferred Stock Certificate

*10.1(4)          Employment Agreement between A-Fem Medical Corporation and Steven T. Frankel, dated effective
                  April 25, 1998

 10.2(5)          Business Park Lease between A-Fem Medical Corporation, Petula Associates, Ltd. and Koll Portland
                  Associates, dated March 1, 1996

 10.3(6)          Scholls Business Center First Amendment to Lease between A-Fem Medical Corporation, Petula
                  Associates, Ltd. and Equity FC, Ltd.

 10.4(7)          Form of Registration Rights Agreement used for Mr. Waller, Esler, Stephens & Buckley and Lane,
                  Powell, Spears and Lubersky

 10.5(8)          Form of Registration Rights Agreement

 10.6(8)          ATHENA Medical Corporation's 1994 Incentive and Non-Qualified Stock Option Plan, dated as of
                  June 7, 1994

*10.7(8)          Form of Incentive Stock Option Agreement

*10.8(8)          Form of Non-Statutory Stock Option Agreement

 10.9(8)          Form of Purchase Warrant Certificate

 10.12(9)         Agreement dated effective as of April 28, 1997, between The Proctor & Gamble Company and A-Fem
                  Medical Corporation

*10.13(10)        Employment Agreement between A-Fem Medical Corporation and James R. Wilson, dated as of May 1, 1997

 10.14(11)        Form of Capital Lease between A-Fem Medical Corporation and First Portland Leasing Corp.

 27.1             Financial Data Schedule

---------------------------------------------------

(1) Incorporated by reference to the exhibits to A-Fem's quarterly report on Form 10-QSB for the quarter ended September 30, 1999.

(2) Incorporated by reference to the exhibits to A-Fem's annual report on Form 10-KSB/A to the year ended December 31, 1998.

(3) Incorporated by reference to the exhibits to A-Fem's quarterly report on Form 10-QSB for the quarter ended September 30, 1998.

(4) Incorporated by reference to the exhibits to A-Fem's quarterly report on Form 10-QSB for the quarter ended June 30, 1998.

(5) Incorporated by reference to the exhibits to A-Fem's Registration Statement on Form S-2 (file no. 333-2053), filed with the SEC on March 29, 1996.

(6) Incorporated by reference to the exhibits to A-Fem's Registration Statement on Form S-2 (file no. 333-2053), filed with the SEC on January 21, 1999.

(7) Incorporated by reference to the exhibits to A-Fem's Registration Statement on Form S-2 (file no. 33-88230), filed with the SEC on January 5, 1995.

(8) Incorporated by reference to the exhibits to A-Fem's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(9) Incorporated by reference to exhibit number 10.1 to A-Fem's Current Report on Form 8-K (file no. 0-17119) filed with the SEC on May 16, 1997.

(10) Incorporated by reference to the exhibits to A-Fem's quarterly report on Form 10-QSB for the quarter ended June 30, 1997.

(11) Incorporated by reference to the exhibits to A-Fem's Annual Report on Form 10-KSB for the year ended December 31, 1997.

 *   Indicates management contract or compensation plan.