Form 10QSB
period 2000-03-31
AFEM MEDICAL CORP
filed 2000-05-12
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                X  Quarterly Report pursuant to Section 13 or 15(d)
               --- of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 2000

                   Transition Report Under Section 13 or 15(d) of the
               --- Securities Exchange Act of 1934

                   For the transition period from ________ To ________


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

As of May 9, 2000, the issuer had outstanding 9,563,225 shares of its $.01 par value Common Stock.

     Transitional Small Business Disclosure Format: (Check one)  Yes      No  X
                                                                     ---     ---

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1. FINANCIAL STATEMENTS

                            A-Fem Medical Corporation
                                 BALANCE SHEETS


                                                                                             As of
                                                                                 March 31,          December 31,
                                                                                    2000                1999
                                                                                ------------        ------------
ASSETS                                                                          (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $    740,930        $    428,845
     Accounts receivable                                                               5,101               6,622
     Inventory                                                                        55,095              65,581
     Prepaids and other                                                               78,803              86,649
                                                                                ------------        ------------
          Total current assets                                                       879,929             587,697

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                                       1,044,112           1,286,012
     Less:  accumulated depreciation                                                (619,393)           (640,331)
                                                                                ------------        ------------
                                                                                     424,719             645,681

PATENTS and LICENSES, net                                                             63,491              54,700

LOANS RECEIVABLE - officers and directors                                             66,546              65,675
                                                                                ------------        ------------
          Total assets                                                          $  1,434,685        $  1,353,753
                                                                                ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $     89,840        $     64,101

     Current portion of capital lease                                                 12,082              31,664
     Accrued expenses                                                                 69,199              83,796
     Accrued salaries and related liabilities                                        105,686              84,857
                                                                                ------------        ------------
          Total current liabilities                                                  276,807             264,418
LONG-TERM LIABILITIES
     Long-term portion of capital lease obligation                                     3,130               4,660
     Long-term note payable                                                          450,000             450,000
                                                                                ------------        ------------
          Total long-term liabilities                                                453,130             454,660
                                                                                ------------        ------------

Total Liabilities                                                                    729,937             719,078

STOCKHOLDERS' EQUITY:
      Series A Convertible Preferred Stock, $0.01 par value; authorized
          8,200,000 shares; issued 7,231,720 and 6,971,305 shares at
          March 31, 2000 and December 31, 1999                                        72,317              69,713

      Common Stock, $0.01 par value; authorized 33,000,000 shares;
          issued 9,563,225 shares at March 31, 2000 and December 31, 1999             95,632              95,632

     Warrants issued for Series A Convertible Preferred Stock                      1,542,726           1,152,148

     Warrants issued for common stock                                                 76,491              76,491
     Additional paid-in capital                                                   18,198,973          18,093,143
     Accumulated deficit                                                         (19,281,391)        (18,852,452)
                                                                                ------------        ------------
          Total stockholders' equity                                                 704,748             634,675
                                                                                ------------        ------------
          Total liabilities and stockholders' equity                            $  1,434,685        $  1,353,753
                                                                                ============        ============

      The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 For The Three Months
                                                   Ended March 31,
                                           -----------        -----------
                                              2000               1999
                                           -----------        -----------
Sales, net                                 $     9,324        $    25,462
Cost of sales                                   63,373             69,621
                                           -----------        -----------
               Gross margin                    (54,049)           (44,159)

Operating Expenses:
     Research and development                  201,085            248,176
     Marketing and selling                      16,602            151,279
     General and administrative                199,075            243,126
                                           -----------        -----------
         Total operating expenses              416,762            642,581
                                           -----------        -----------

Net operating loss                            (470,811)          (686,740)
                                           -----------        -----------

Other income (expense)                          41,872             (9,375)
                                           -----------        -----------

Net loss                                   $  (428,939)       $  (696,115)
                                           ===========        ===========

Basic and diluted net loss per share       $     (0.04)       $     (0.07)
                                           ===========        ===========

Weighted average shares outstanding          9,563,225          9,471,875
                                           ===========        ===========

        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)


                                                                          For The Three Months
                                                                            Ended March 31,
                                                                       --------------------------
                                                                         2000             1999
                                                                       ---------        ---------
Cash Flows From Operating Activities:

Net loss                                                               $(428,939)       $(696,115)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                       24,960           34,031
      (Gain) loss on disposal of assets                                   (8,060)           3,595
      Other non-cash expenses                                              7,944            8,164
      Other non-cash income                                                 (871)            (870)
      Changes in working capital:
           Accounts receivable                                             1,521           26,779
           Inventory                                                      10,486             (181)
           Prepaid expenses and other                                        (98)          65,291
           Accounts payable                                               25,739         (171,770)
           Accrued expenses                                              (14,597)          (9,268)
           Accrued salaries and related liabilities                       20,829           11,876
                                                                       ---------        ---------
             Net cash used in operating activities                      (361,086)        (728,468)

Cash Flows From Investing Activities:
      Purchases of equipment, furniture and leaseholds                        --          (24,209)
      Net proceeds from sale of equipment                                204,456               --
      Other assets                                                        (9,185)              --
                                                                       ---------        ---------
             Net cash provided by (used in) investing activities         195,271          (24,209)

Cash Flows From Financing Activities:
      Net repayments of lease obligations                                (21,112)         (59,454)
      Net proceeds from sale of common and preferred stock,
       exercise of options and warrants, net of expenses                 499,012          298,215
                                                                       ---------        ---------
             Net cash provided by financing activities                   477,900          238,761

Net Increase (Decrease) in Cash and Cash Equivalents                     312,085         (513,916)

Cash and Cash Equivalents, beginning of period                           428,845          668,369
                                                                       ---------        ---------

Cash and Cash Equivalents, end of period                               $ 740,930        $ 154,453
                                                                       =========        =========

        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

        The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by A-Fem pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although A-Fem believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in A-Fem's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Net Loss Per Share

        Basic and diluted loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. A net loss was reported in each of the quarters ended March 31, 2000 and 1999. Stock options for the purchase of 3,490,130 and 3,738,611 shares at March 31, 2000 and 1999, respectively, and warrants for the purchase of 2,363,906 and 2,520,006 shares at March 31, 2000 and 1999, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at March 31, 2000 were not included in loss per share calculations because to do so would have been anti-dilutive.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137) which deferred the effective date of SFAS 133. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects that adoption of SFAS 133 will not have a material impact on the Company's financial condition or results of operations.

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

OVERVIEW

        A-Fem continued to experience operating losses during the year ended December 31, 1999. Further, A-Fem has continued to incur losses into the first quarter of 2000 and has never generated significant revenues from operations to offset expenses. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to seek partnering opportunities. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $2.4 million during 1999 and $0.5 million during the quarter ended March 31, 2000.

        A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

RESULTS OF OPERATIONS

        Net sales for the quarter ended March 31, 2000, were approximately $9,000, as compared to approximately $25,000 for the quarter ended March 31, 1999. This decrease was the result of decreased levels of promotional support for the INSYNC miniform as compared to the levels maintained during the prior year.

        Marketing and selling expense for the first quarter of 2000 was approximately $17,000, as compared to approximately $151,000 for the quarter ended March 31, 1999. The decrease in marketing and selling expense resulted from decreased advertising and marketing in 2000 as compared to the expenditures required to support the product roll-out in 1999.

        Research and development expense for the quarter ended March 31, 2000, was approximately $201,000, as compared to approximately $248,000 for the same quarter of the prior year. This decrease resulted from a reduction in headcount and the postponement of expenses associated with the PADKIT clinical studies.

        General and administrative expense was approximately $199,000 for the quarter ended March 31, 2000, as compared to approximately $243,000 for the same period in the prior year. This decrease resulted from decreased payroll expense due to a reduction in the number of employees, and a decrease in travel expense and banking fees.

        A-Fem's operating loss for the quarter ended March 31, 2000, was approximately $471,000, as compared to approximately $687,000 for the same quarter of the prior year. This decrease resulted from lower expenses in 2000 as compared to the expenses in 1999.

        A-Fem's net loss for the quarter ended March 31, 2000, was approximately $429,000, as compared to approximately $696,000 for the same period in the prior year. This decrease reflects the reduction in expenses for the quarter ended March 31, 2000 as compared to the comparable period in 1999, plus the receipt of $40,000 related to a development contract.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, A-Fem had cash and cash equivalents of $741,000. A-Fem's net cash position increased $312,085 between December 31, 1999 and March 31, 2000, as a result of selling shares of preferred stock.

        A-Fem expects to continue to incur losses through 2000 and 2001, because the costs of development are expected to continue to exceed income from product sales. A-Fem incurs approximately $160,000 per month of operating expenses. In order to carry out its development plans for RAPID-SENSE and the PADKIT, A-Fem estimates it will need to raise approximately $3 million in addition to the funds needed for its monthly operating expenses. If A-Fem were able to raise the entire $3 million at once, it would take approximately 18 months to complete A-Fem's development plans for RAPID-SENSE and the PADKIT. A-Fem does not expect significant amounts of debt financing to be available to it in the near term, and therefore expects that it will have to issue additional equity. A-Fem cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time A-Fem may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: need for additional financing; uncertainty associated with need for regulatory approvals; continuing operating losses; results of financing efforts; lack of revenues from products; market acceptance risks; uncertainty associated with product development; the impact of competitive products and pricing; the effect of economic conditions generally and within the medical technology industry; and the additional factors listed from time to time in the Company's SEC reports, including but not limited to, the Company's report on Form 10-KSB for the fiscal year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits

               See Exhibit Index

        b)     Reports on Form 8-K

               None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         A-FEM MEDICAL CORPORATION


Date: May 12, 2000
                                         /s/ Steven T. Frankel
                                         ---------------------------------------
                                         Steven T. Frankel
                                         President and Chief Executive Officer


                                         /s/ Martin Harvey
                                         ---------------------------------------
                                         Martin Harvey
                                         Controller

                                 EXHIBIT INDEX


            Exhibit
            No.            Description
            -------        -----------

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

(2) Incorporated by reference to the exhibits to A-Fem's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.