Form 10QSB
period 2000-06-30
AFEM MEDICAL CORP
filed 2000-08-11
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


        [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

        [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from     To
                                                   -----  ------

               Commission File Number:          0-17119
                                              ------------

                            A-Fem Medical Corporation
 -------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

              Nevada                                         33-0202574
------------------------------------                  -------------------------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000, the issuer had outstanding 9,596,558 shares of its $.01 par value Common Stock.

      Transitional Small Business Disclosure Format: (Check one) Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1.  FINANCIAL STATEMENTS

                            A-Fem Medical Corporation
                                 BALANCE SHEETS

                                                                                        As of
                                                                              June 30,        December 31,
                                                                                2000              1999
                                                                            ------------      ------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $    196,618      $    428,845
     Accounts receivable                                                          44,940             6,622
     Inventory                                                                    52,944            65,581
     Prepaids and other                                                           72,684            86,649
                                                                            ------------      ------------
          Total current assets                                                   367,186           587,697

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                                   1,043,895         1,286,012
     Less:  accumulated depreciation                                            (634,546)         (640,331)
                                                                            ------------      ------------
                                                                                 409,349           645,681

PATENTS and LICENSES, net                                                         84,394            54,700

LOANS RECEIVABLE - officers and directors                                         67,417            65,675
                                                                            ------------      ------------
          Total assets                                                      $    928,346      $  1,353,753
                                                                            ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                       $     34,886      $     64,101
     Current portion of capital lease                                              6,588            31,664
    Current portion of note payable                                              400,000            50,000
     Accrued expenses                                                             70,544            83,796
     Accrued salaries and related liabilities                                    100,420            84,857
                                                                            ------------      ------------
          Total current liabilities                                              612,438           314,418
LONG-TERM LIABILITIES
     Long-term portion of capital lease obligation                                 1,576             4,660
     Long-term note payable                                                            0           400,000
                                                                            ------------      ------------
          Total long-term liabilities                                              1,576           404,660
                                                                            ------------      ------------

Total Liabilities                                                                614,014           719,078

STOCKHOLDERS' EQUITY:
      Series A Convertible Preferred Stock, $0.01 par value; authorized
          8,200,000 shares; issued 7,231,720 and 6,971,305 shares at
          June 30, 2000 and December 31, 1999                                     72,317            69,713
      Common Stock, $0.01 par value; authorized 33,000,000 shares;
        issued 9,596,558 and 9,563,225 shares at June 30, 2000                    95,965            95,632
       and December 31, 1999
     Warrants issued for Series A Convertible Preferred Stock                  1,542,726         1,152,148
     Warrants issued for common stock                                             76,491            76,491
     Additional paid-in capital                                               18,248,003        18,093,143
     Accumulated deficit                                                     (19,721,170)      (18,852,452)
                                                                            ------------      ------------
          Total stockholders' equity                                             314,332           634,675
                                                                            ------------      ------------
          Total liabilities and stockholders' equity                        $    928,346      $  1,353,753
                                                                            ============      ============

              The accompanying notes are an integral part of these
                                balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                             FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                   ENDED JUNE 30,
                                            2000             1999              2000             1999
                                         -----------      -----------      -----------      -----------
Sales, net                               $     9,073      $    18,076      $    18,397      $    43,538
Cost of sales                                 54,548           58,644          117,921          128,265
                                         -----------      -----------      -----------      -----------
               Gross Margin                  (45,475)         (40,568)         (99,524)         (84,727)

Operating expenses:
     Research and development                207,607          261,721          408,692          509,897
     Marketing and selling                     5,605           89,591           22,207          240,870
     General and administrative              219,826          248,945          418,901          492,071
                                         -----------      -----------      -----------      -----------
          Total operating expenses           433,038          600,257          849,800        1,242,838
                                         -----------      -----------      -----------      -----------

Net operating loss                          (478,513)        (640,825)        (949,324)      (1,327,565)
                                         -----------      -----------      -----------      -----------

Other income (expense)                        38,734          (12,421)          80,606          (21,796)
                                         -----------      -----------      -----------      -----------

Net loss                                    (439,779)        (653,246)        (868,718)      (1,349,361)
                                         ===========      ===========      ===========      ===========
Basic and diluted net loss per share     $     (0.05)     $     (0.07)     $     (0.09)     $     (0.14)
                                         ===========      ===========      ===========      ===========
Weighted average shares
    outstanding                            9,579,708        9,498,249        9,567,335        9,485,135
                                         ===========      ===========      ===========      ===========

                     The accompanying notes are an integral
                           part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                                               For The Six Months
                                                                                  Ended June 30,
                                                                           ----------------------------
                                                                               2000             1999
                                                                           -----------      -----------
Cash Flows From Operating Activities:
Net loss                                                                   $  (868,718)     $(1,349,361)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                              49,081           64,962
     (Gain) loss on disposal of assets                                          (8,060)           3,595
     Other non-cash expenses                                                    10,853           16,328
     Other non-cash income                                                      (1,742)          (1,741)
     Changes in working capital:
          Accounts receivable                                                  (38,318)          23,467
          Inventory                                                             12,637           (9,766)
          Prepaid expenses and other                                             3,112           83,698
          Accounts payable                                                     (29,215)        (236,367)
          Accrued expenses                                                     (13,252)           7,537
          Accrued salaries and related liabilities                              15,563           12,564
                                                                           -----------      -----------
               Net cash used in operating activities                          (868,059)      (1,385,084)

Cash Flows From Investing Activities:
     Purchases of equipment, furniture and leaseholds                           (8,357)         (27,788)
     Net proceeds from sale of equipment                                       204,456
     Other assets                                                              (30,482)              --
                                                                           -----------      -----------
               Net cash provided by (used in) investing activities             165,617          (27,788)

Cash Flows From Financing Activities:
     Net repayments of lease obligations                                       (28,160)        (102,450)
     Net repayments of note payable                                            (50,000)
     Net proceeds from sale of common and preferred stock, exercise of
       options and warrants, net of expenses                                   548,375          976,585
                                                                           -----------      -----------
               Net cash provided by financing activities                       470,215          874,135

Net Decrease in Cash and Cash Equivalents                                     (232,227)        (538,737)

Cash and Cash Equivalents, beginning of period                                 428,845          668,369
                                                                           -----------      -----------

Cash and Cash Equivalents, end of period                                   $   196,618      $   129,632
                                                                           ===========      ===========

                     The accompanying notes are an integral
                            part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

        A-Fem Medical Corporation (the Company or A-Fem) is a medical technology company with multiple product platforms targeting women's health needs. A-Fem has developed three proprietary technology platforms: one based on its inSYNC(R) miniform interlabial pad, another based on its RAPID-SENSE(R) diagnostic tests and the third based on its PADKIT(R) SAMPLE COLLECTION SYSTEM. A-Fem currently markets the inSYNC miniform as an alternative to tampons, pads and liners for light flow, or in combination for heavier flow protection. The PADKIT, currently in clinical trials, utilizes a miniform as a noninvasive sample collection method for use in testing for certain cancers and sexually transmitted and infectious diseases. A-Fem has also entered into several joint relationships to develop point-of-care diagnostic products that use its proprietary RAPID-SENSE technology.


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

Net Loss Per Share

        Basic and diluted loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. A net loss was reported in each of the quarters ended June 30, 2000 and 1999. Stock options for the purchase of 3,409,484 and 3,583,560 shares at June 30, 2000 and 1999, respectively, and warrants for the purchase of 1,593,939 and 2,461,673 shares at June 30, 2000 and 1999, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at June 30, 2000 were not included in loss per share calculations because to do so would have been anti-dilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

        A-Fem Medical Corporation is a medical technology company with multiple product platforms targeting women's health needs. A-Fem has developed three proprietary technology platforms: one based on its inSYNC(R) miniform interlabial pad, another based on its RAPID-SENSE(R) diagnostic tests, and the third based on its PADKIT(R) SAMPLE COLLECTION SYSTEM. A-Fem currently markets the inSYNC miniform as an alternative to tampons, pads and liners for light flow, or in combination for heavier flow protection. The PADKIT, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and sexually transmitted and infectious diseases. A-Fem has also entered into several joint relationships to develop point-of-care diagnostic products that use its proprietary RAPID-SENSE technology.

OVERVIEW

        A-Fem continued to experience operating losses during the year ended December 31, 1999, and into the first half of 2000, and has never generated significant revenues from operations to offset expenses. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital, through the sale of equity securities and by licensing its RAPID-SENSE technology, and to seek partnering opportunities for the inSYNC miniform. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $2.4 million during 1999 and $0.6 million during the first half of 2000.

        A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

        During the first half of 2000, A-Fem shifted the emphasis of its technology development efforts to focus on the PADKIT, and will continue RAPID-SENSE technology development solely for third-party development contracts. A-Fem is in the process of evaluating alternative product strategies for the PADKIT that will affect the magnitude of PADKIT clinical studies to be undertaken. Results from initial clinical trials revealed additional product claims for the PADKIT, and larger and more complex clinical studies would be required to support such claims. In addition to seeking funding to support additional clinical studies, A-Fem will seek strategic partnerships for the PADKIT.

RESULTS OF OPERATIONS

        Net sales for the quarter ended June 30, 2000, were approximately $9,000, as compared to approximately $18,000 for the quarter ended June 30, 1999. For the six-month period ended June 30, 2000, net sales were $18,000, as compared to $44,000 for the same period in 1999. This decrease was the result of decreased levels of promotional support for the inSYNC miniform as compared to the levels maintained during the prior year.

        Marketing and selling expense for the second quarter of 2000 was approximately $6,000, as compared to approximately $90,000 for the quarter ended June 30, 1999. For the six-month period ended June 30, 2000, marketing and selling expense was approximately $22,000, as compared to approximately $241,000 for the same period in 1999. The decrease in marketing and selling expense resulted from decreased advertising and promotional support in 2000 as compared to the expenditures required to support the product roll-out in 1999.

        Research and development expense for the quarter ended June 30, 2000, was approximately $208,000, as compared to approximately $262,000 for the same quarter of the prior year. For the six-month period ended June 30, 2000, research and development expense was approximately $409,000, as compared to approximately $510,000 for the same period in 1999. This decrease resulted from a reduction in headcount as research and development efforts focused on PADKIT clinical studies that utilize contract resources. We anticipate an increase in research and development expense in the second half of 2000 as additional PADKIT clinical studies are initiated.

        General and administrative expense was approximately $220,000 for the quarter ended June 30, 2000, as compared to approximately $249,000 for the same period in the prior year. For the six-month period ended June 30, 2000, general and administrative expense was approximately $419,000, as compared to $492,000 for the same period in 1999. This decrease resulted from decreased payroll expense due to a reduction in the number of employees, and a decrease in travel expense and banking fees.

        A-Fem's operating loss for the quarter ended June 30, 2000, was approximately $479,000 as compared to approximately $641,000 for the same quarter of the prior year. For the six-month period ended June 30, 2000, the operating loss was approximately $949,000, as compared to a loss of approximately $1,328,000 in the prior year. This decrease resulted from lower expenses in all operating departments in 2000 as compared to the expenses in 1999.

        A-Fem's other income (expense) is composed primarily of income from development contracts, interest income and interest expense. For the quarter ended June 30, 2000 other income was approximately $39,000, as compared to other expense of approximately $12,000 for the same period in the prior year. For the six-month period ended June 30, 2000 other income was approximately $81,000, as compared to other expense of approximately $22,000 for the same period in the prior year. The period-to-period fluctuations reflect the receipt of $40,000 and $80,000 in the quarter and six-month period ended June 30, 2000, respectively, related to a development contract for a RAPID-SENSE diagnostic test and a reduction of interest expense on a note payable.

        A-Fem's net loss for the quarter ended June 30, 2000, was approximately $440,000, as compared to approximately $653,000 for the same period in the prior year. For the six-month period ended June 30, 2000, the Company's net loss was approximately $869,000, as compared to a net loss of $1,349,000 for the same period in the prior year. These decreases reflect the receipt of payments related to a development contract for a RAPID-SENSE diagnostic test, offset by a reduction in interest expense for the first half of 2000 as compared to the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, A-Fem had cash and cash equivalents of $196,618. A-Fem's net cash position decreased by $232,227 between December 31, 1999 and June 30, 2000, as a result of normal operating expenses.

        A-Fem expects to continue to incur losses through 2000 and 2001, because the costs of development are expected to continue to exceed income from product sales. A-Fem incurs approximately $160,000 per month of operating expenses. In order to carry out its development plans for the PADKIT, A-Fem estimates it will need to raise approximately $3 to 6 million in addition to the funds needed for its monthly operating expenses. This estimate has been increased due to the possibility that larger and more complex clinical studies may be needed to support additional product claims for the PADKIT that were revealed by earlier clinical trials. If A-Fem were able to raise the entire $3 to 6 million at once, it would take approximately 18 months to complete A-Fem's development plans and receive US approval to market for the PADKIT. A-Fem does not expect significant amounts of debt financing to be available to it in the near term, and therefore expects that it will have to issue additional equity. A-Fem cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders.

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

        PART II - OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

        On July 21, 2000, the Company issued 86,805 shares of Series A Preferred Stock and warrants to purchase an additional 79,861 shares of Series A Preferred Stock at an exercise price of $.01 per share to one entity, Capital Consultants, LLC (formerly Capital Consultants, Inc.), acting as an agent for individual investors, for cash consideration of $166,666. The warrants become exercisable two years after the date issued and expire 10 years after the date issued. Shares of Series A Preferred Stock are convertible into shares of the Company's Common Stock on a one-for-one basis, subject to adjustment under certain circumstances to prevent dilution. Capital Consultants, LLC, represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. Jeffrey L. Grayson, the chairman and chief executive officer of Capital Consultants LLC, shares voting and dispositive power with such entity with respect to the shares it owns as agent. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits

                See Exhibit Index.

        b)      Reports on Form 8-K

                None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       A-FEM MEDICAL CORPORATION


Date:  August 11, 2000
                                       /s/ Steven T. Frankel
                                       ------------------------------------
                                       Steven T. Frankel
                                       President and Chief Executive Officer

                                       /s/ Martin Harvey
                                       ------------------------------------
                                       Martin Harvey
                                       Controller

                                  EXHIBIT INDEX


       EXHIBIT NO.          DESCRIPTION
       -----------          -----------
           3.1              Articles of Incorporation, as amended
           3.2              Amended and Restated Bylaws(1)
           11.1             Statement re: computation of per share earnings
           27.1             Financial Data Schedule

---------------
        (1) Incorporated by reference to the exhibits to A-Fem's annual report on Form 10-KSB for the year ended December 31, 1998, as amended.