Form 10QSB
period 2000-09-30
AFEM MEDICAL CORP
filed 2000-11-13
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


        [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

        [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from          To
                                               --------    --------

                Commission File Number:               0-17119
                                                      -------

                            A-Fem Medical Corporation
 -------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

            Nevada                                          33-0202574
 -------------------------------                   ---------------------------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000, the issuer had outstanding 9,596,558 shares of its $.01 par value Common Stock.

    Transitional Small Business Disclosure Format: (Check one) Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

ITEM 1. FINANCIAL STATEMENTS

                            A-Fem Medical Corporation
                                 BALANCE SHEETS

                                                                                          As of
                                                                             September 30,      December 31,
                                                                                 2000              1999
                                                                             ------------       ------------
ASSETS                                                                        (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                               $    290,914       $    428,845
     Accounts receivable                                                            5,022              6,622
     Inventory                                                                     49,882             65,581
     Prepaids and other                                                            69,316             86,649
                                                                             ------------       ------------
          Total current assets                                                    415,134            587,697

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                                    1,044,932          1,286,012
     Less:  accumulated depreciation                                             (658,144)          (640,331)
                                                                             ------------       ------------
                                                                                  386,788            645,681

PATENTS and LICENSES, net                                                          83,999             54,700
                                                                             ------------       ------------
          Total assets                                                       $    885,921       $  1,288,078
                                                                             ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                        $     59,953       $     64,101
     Current portion of capital lease                                               6,510             31,664
     Current portion of note payable                                              400,000             50,000
     Accrued expenses                                                              74,658             83,796
     Accrued salaries and related liabilities                                      88,898             84,857
                                                                             ------------       ------------
          Total current liabilities                                               630,019            314,418
LONG-TERM LIABILITIES
     Long-term portion of capital lease obligation                                      0              4,660
     Long-term note payable                                                             0            400,000
                                                                             ------------       ------------
          Total long-term liabilities                                                   0            404,660
                                                                             ------------       ------------
Total Liabilities                                                                 630,019            719,078

STOCKHOLDERS' EQUITY:
      Series A Convertible Preferred Stock, $0.01 par value; authorized
          9,750,000 shares; issued 7,492,135 and 6,971,305 shares at
          September 30, 2000 and December 31, 1999                                 74,921             69,713
      Common Stock, $0.01 par value; authorized 33,000,000 shares;
        issued 9,596,558 and 9,563,225 shares at September 30, 2000
        and December 31, 1999                                                      95,965             95,632
     Warrants issued for Series A Convertible Preferred Stock                   1,893,316          1,152,148
     Warrants issued for common stock                                              76,491             76,491
     Additional paid-in capital                                                18,391,083         18,093,143
     Loan receivable-officers and directors                                       (68,287)           (65,675)
     Accumulated deficit                                                      (20,207,587)       (18,852,452)
                                                                             ------------       ------------
          Total stockholders' equity                                              255,902            569,000
                                                                             ------------       ------------
          Total liabilities and stockholders' equity                         $    885,921       $  1,288,078
                                                                             ============       ============

      The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                          -----------------------------       -----------------------------
                                             2000              1999              2000              1999
                                          -----------       -----------       -----------       -----------
Sales, net                                $     6,309       $    13,740       $    24,706       $    57,278
Cost of sales                                  49,301            76,190           167,222           204,455
                                          -----------       -----------       -----------       -----------
               Gross Margin                   (42,992)          (62,450)         (142,516)         (147,177)

Operating expenses:
     Research and development                 222,250           302,183           630,942           812,080
     Marketing and selling                      7,999            32,452            30,206           273,322
     General and administrative               209,674           223,182           628,575           715,253
                                          -----------       -----------       -----------       -----------
          Total operating expenses            439,923           557,817         1,289,723         1,800,655
                                          -----------       -----------       -----------       -----------
Net operating loss                           (482,915)         (620,267)       (1,432,239)       (1,947,832)
                                          -----------       -----------       -----------       -----------
Other income (expense)                         (3,502)           (1,405)           77,104           (23,201)
                                          -----------       -----------       -----------       -----------
Net loss                                     (486,417)         (621,672)       (1,355,135)       (1,971,033)
                                          ===========       ===========       ===========       ===========
Basic and diluted net loss per share      $     (0.05)      $     (0.07)      $     (0.14)      $     (0.21)
                                          ===========       ===========       ===========       ===========
Weighted average shares
    outstanding                             9,596,558         9,546,717         9,579,892         9,505,888
                                          ===========       ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                                                 For The Nine Months
                                                                                 Ended September 30,
                                                                            -----------------------------
                                                                                2000              1999
                                                                            -----------       -----------
Cash Flows From Operating Activities:
Net loss                                                                    $(1,355,135)      $(1,971,033)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                               73,074            95,696
     (Gain) loss on disposal of assets                                           (8,060)            4,782
     Other non-cash expenses                                                     11,264            24,491
     Other non-cash income                                                       (2,612)           (2,612)
     Changes in working capital:
          Accounts receivable                                                     1,600            36,179
          Inventory                                                              15,699              (481)
          Prepaid expenses and other                                              6,069           102,607
          Accounts payable                                                       (4,148)         (178,795)
          Accrued expenses                                                       (9,138)            8,348
          Accrued salaries and related liabilities                                4,041            30,589
                                                                            -----------       -----------
               Net cash used in operating activities                         (1,267,346)       (1,911,407)

Cash Flows From Investing Activities:
     Purchases of equipment, furniture and leaseholds                            (9,394)          (29,166)
     Net proceeds from sale of equipment                                        204,456                --
     Other assets                                                               (30,482)               --
                                                                            -----------       -----------
               Net cash provided by (used in) investing activities              164,580           (29,166)

Cash Flows From Financing Activities:
     Net repayments of lease obligations                                        (29,814)         (152,109)
     Net repayments of note payable                                             (50,000)               --
     Net proceeds from sale of common and preferred stock, exercise of
      options and warrants, net of expenses                                   1,044,649         1,919,002
                                                                            -----------       -----------
               Net cash provided by financing activities                        964,835         1,766,893

Net Decrease in Cash and Cash Equivalents                                      (137,931)         (173,680)

Cash and Cash Equivalents, beginning of period                                  428,845           668,369
                                                                            -----------       -----------
Cash and Cash Equivalents, end of period                                    $   290,914       $   494,689
                                                                            ===========       ===========

        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

        A-Fem Medical Corporation (the Company or A-Fem) is a medical technology company with multiple product platforms targeting women's health needs. A-Fem has developed three proprietary technology platforms: one based on its inSYNC(R) miniform interlabial pad, another based on its RAPID-SENSE(R) diagnostic tests and the third based on its PADKIT(R) SAMPLE COLLECTION SYSTEM. A-Fem currently markets the inINSYNC miniform as an alternative to tampons, pads and liners for light flow, or in combination for heavier flow protection. The PADKIT, currently in clinical trials, utilizes a miniform as a noninvasive sample collection method for use in testing for certain cancers and sexually transmitted and infectious diseases. A-Fem has also entered into several joint relationships to develop point-of-care diagnostic products that use its proprietary RAPID-SENSE technology.

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

Net Loss Per Share

        Basic and diluted loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted loss per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. A net loss was reported in each of the quarters ended September 30, 2000 and 1999. Stock options for the purchase of 3,409,484 and 3,552,489 shares at September 30, 2000 and 1999, respectively, and warrants for the purchase of 1,592,939 and 2,428,656 shares at September 30, 2000 and 1999, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at September 30, 2000 were not included in loss per share calculations because to do so would have been anti-dilutive.

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

OVERVIEW

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

        During the first half of 2000, A-Fem shifted the emphasis of its technology development efforts to focus on the PADKIT, and will continue RAPID-SENSE technology development solely for third-party development contracts. A-Fem is in the process of evaluating alternative product strategies for the PADKIT that will affect the magnitude of PADKIT clinical studies to be undertaken. Results from initial clinical trials revealed additional product claims were possible for the PADKIT, and larger and more complex clinical studies would be required to support such claims. In addition to seeking funding to support additional clinical studies, A-Fem will seek strategic partnerships for the PADKIT.

RESULTS OF OPERATIONS

        Net sales for the quarter ended September 30, 2000, were approximately $6,000, as compared to approximately $14,000 for the quarter ended September 30, 1999. For the nine-month period ended September 30, 2000, net sales were approximately $25,000, as compared to approximately $57,000 for the same period in 1999. This decrease was the result of decreased levels of promotional support for the inSYNC miniform as compared to the levels maintained during the prior year.

        Marketing and selling expense for the third quarter of 2000 was approximately $8,000, as compared to approximately $32,000 for the quarter ended September 30, 1999. For the nine-month period ended September 30, 2000, marketing and selling expense was approximately $30,000, as compared to approximately $273,000 for the same period in 1999. The change in marketing and selling expense resulted from decreased advertising and promotional support in 2000 as compared to the expenditures required to support the inSYNC roll-out in 1999.

        Research and development expense for the quarter ended September 30, 2000, was approximately $222,000, as compared to approximately $302,000 for the same quarter of the prior year. For the nine-month period ended September 30, 2000, research and development expense was approximately $631,000, as compared to approximately $812,000 for the same period in 1999. This decrease resulted from a reduction in headcount as research and development efforts focused on PADKIT clinical studies that utilize contract resources. We anticipate an increase in research and development expense in the year 2001 as additional PADKIT clinical studies are initiated.

        General and administrative expense was approximately $210,000 for the quarter ended September 30, 2000, as compared to approximately $223,000 for the same period in the prior year. For the nine-month period ended September 30, 2000, general and administrative expense was approximately $629,000, as compared to $715,000 for the same period in 1999. This decrease resulted from decreased payroll expense due to a reduction in the number of employees, and a decrease in travel expense and banking fees.

        A-Fem's operating loss for the quarter ended September 30, 2000, was approximately $483,000 as compared to approximately $620,000 for the same quarter of the prior year. For the nine-month period ended September 30, 2000, the operating loss was approximately $1,432,000, as compared to a loss of approximately $1,948,000 in the comparable period of the prior year. This decrease resulted from lower expenses in all operating departments in 2000 as compared to the expenses in 1999.

        A-Fem's other income (expense) is composed primarily of income from development contracts, interest income and interest expense. For the quarter ended September 30, 2000 other expense was approximately $4,000, as compared to other expense of approximately $1,000 for the same period in the prior year. For the nine-month period ended September 30, 2000 other income was approximately $77,000, as compared to other expense of approximately $23,000 for the same period in the prior year. The period-to-period fluctuations for the quarter and nine month period reflect the receipt of $80,000 related to a development contract for a RAPID-SENSE diagnostic test and a reduction of interest expense on capital leases.

        A-Fem's net loss for the quarter ended September 30, 2000, was approximately $486,000, as compared to approximately $622,000 for the same period in the prior year. For the nine-month period ended September 30, 2000, the Company's net loss was approximately $1,355,000, as compared to a net loss of $1,971,000 for the same period in the prior year. These decreases reflect the receipt of payments related to a development contract for a RAPID-SENSE diagnostic test, offset by a reduction in interest expense for the first nine months of 2000 as compared to the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2000, A-Fem had cash and cash equivalents of $290,914. A-Fem's net cash position decreased by $137,931 between December 31, 1999 and September 30, 2000, as a result of normal operating expenses.

        A-Fem continued to experience operating losses during the year ended December 31, 1999, and in the first nine months of 2000, and has never generated sufficient revenues from operations to offset expenses. A-Fem expects to continue to incur losses through 2000 and 2001, because the costs of development are expected to continue to exceed income from product sales. A-Fem incurs approximately $160,000 per month of operating expenses and expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital, through the sale of equity securities and by licensing its RAPID-SENSE technology, and to seek partnering opportunities for the INSYNC miniform. A-Fem does not expect significant amounts of debt financing to be available to it in the near term, and therefore expects that it will have to issue additional equity. A-Fem cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders.

        A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $2.4 million during 1999 and $1.1 million during the first nine months of 2000. Since the third quarter of 1998, substantially all such sales have been made to clients of a single investment advisor. A-Fem anticipates that no further funds will be available from this source and that A-Fem will have to find alternative sources for its additional financing. A-Fem has engaged an investment banker to pursue alternative sources of additional funding. A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

        In order to carry out its development plans for the PADKIT, A-Fem estimates it will need to raise approximately $3 to 6 million in addition to the funds needed for its monthly operating expenses. The funds required to carry out such development plans will vary based on the size or number of clinical studies undertaken, which will be determined by the potential number of applications of, or claims that can be made for, the PadKit. If A-Fem were able to raise the entire $3 to 6 million at once, it would take approximately 18 to 24 months to complete A-Fem's development plans and receive US approval to market for the PADKIT for the initial set of claims.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time A-Fem may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: need for additional financing; uncertainty associated with need to find new sources of financing; results of financing efforts; uncertainty associated with need for regulatory approvals; continuing operating losses; lack of revenues from products; market acceptance risks; uncertainty associated with product development; the impact of competitive products and pricing; the effect of economic conditions generally and within the medical technology industry; and the additional factors listed from time to time in the Company's SEC reports, including but not limited to, the Company's report on Form 10-KSB for the fiscal year ended December 31, 1999.

        PART II - OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

        On August 21, 2000, and again on September 21, 2000, the Company issued 86,805 shares of Series A Preferred Stock (173,610 shares in the aggregate) and warrants to purchase an additional 79,861 shares of Series A Preferred Stock (159,722 shares in the aggregate) at an exercise price of $.01 per share to one entity, Capital Consultants, LLC (formerly Capital Consultants, Inc.), acting as an agent for individual investors, for cash consideration of approximately $166,666 ($333,332 in the aggregate). The warrants become exercisable two years after the date issued and expire 10 years after the date issued. Shares of Series A Preferred Stock are convertible into shares of the Company's Common Stock on a one-for-one basis, subject to adjustment under certain circumstances to prevent dilution. Capital Consultants, LLC, represented that such entity and each individual represented by such entity was an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. Jeffrey L. Grayson, the chairman and chief executive officer of Capital Consultants LLC, shares voting and dispositive power with such entity with respect to the shares it owns as agent. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits

                See Exhibit Index.

        b)      Reports on Form 8-K

                None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       A-FEM MEDICAL CORPORATION

Date:  November 9, 2000

                                       /s/ Steven T. Frankel
                                       -----------------------------------------
                                       Steven T. Frankel
                                       President and Chief Executive Officer




                                       /s/ Martin Harvey
                                       -----------------------------------------
                                       Martin Harvey
                                       Controller

                                  EXHIBIT INDEX


      EXHIBIT NO.   DESCRIPTION
      -----------   -----------
         3.1        Articles of Incorporation, as amended(1)

         3.2        Amended and Restated Bylaws(2)

        11.1        Statement re: computation of per share earnings

        27.1        Financial Data Schedule

----------

(1) Incorporated by reference to A-Fem's quarterly report on Form 10-QSB for the quarter ended June 30, 2000.

(2) Incorporated by reference to the exhibits to A-Fem's annual report on Form 10-KSB for the year ended December 31, 1998, as amended.