Form 10QSB/A
period 2000-09-30
AFEM MEDICAL CORP
filed 2000-12-14
CIK 820608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 30, 2000, the issuer had outstanding 9,596,558 shares of its $.01 par value Common Stock.

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

        A-Fem continued to experience operating losses during the year ended December 31, 1999, and in the first nine months of 2000, and has never generated sufficient revenues from operations to offset expenses. A-Fem expects to continue to incur losses through 2000 and 2001, because the costs of development are expected to continue to exceed income from product sales. A-Fem incurs approximately $160,000 per month of operating expenses and expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. In addition, A-Fem's outstanding note payable obligation of $400,000 will be due in April 2001. If A-Fem is not able to raise additional financing to repay this obligation, A-Fem plans to renegotiate the obligation to extend the period for repayment. If A-Fem is not able to timely repay or renegotiate this obligation, A-Fem will be in default on this obligation. These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital, through the sale of equity securities and by licensing its RAPID-SENSE technology, and to seek partnering opportunities for the INSYNC miniform. A-Fem does not expect significant amounts of debt financing to be available to it in the near term, and therefore expects that it will have to issue additional equity. A-Fem cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders.

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

                                           A-FEM MEDICAL CORPORATION


Date:  December 13, 2000
                                           /s/ Steven T. Frankel
                                           -------------------------------------
                                           Steven T. Frankel
                                           President and Chief Executive Officer

                                           /s/ Martin Harvey
                                           -------------------------------------
                                           Martin Harvey
                                           Controller