Form 10KSB
period 2000-12-31
AFEM MEDICAL CORP
filed 2001-04-16
CIK 820608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------

                                   FORM 10-KSB

              [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                                                  OR
              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
              For the transition period from_________ to___________


                         Commission File Number: 0-17119

       -------------------------------------------------------------------

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

         Securities registered under Section 12(b) of the Exchange Act:
              (Title of each class   (Name of each exchange on which registered)
                      None                               None

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      ------

         Issuer's revenues for the fiscal year ended December 31, 2000: $ 29,611

         As of March 28, 2001 the aggregate market value of $.01 par value Common Stock held by non-affiliates of the issuer was $3,381,772.

         As of March 28, 2001, the issuer had outstanding 9,596,558 shares of its $.01 par value Common Stock.

         Transitional Small Business Disclosure Format:       Yes      No  X
                                                                 -----   -----

                                     PART I

         When used in this Annual Report, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those protected. See "Factors Affecting Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. A-Fem undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports A-Fem files from time to time with the Securities and Exchange Commission.

Item 1:  Business

Description of Business

         A-Fem Medical Corporation is a development stage medical technology company with multiple product platforms targeting women's health needs that has never generated a profit from its operations. See "Management's Discussion and Analysis of Results of Operations." A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its RapidoSense(R) diagnostic tests , and the third based on its PadKit(R) Sample Collection System. A-Fem currently markets the inSync miniform as an alternative to tampons, pads and liners for light flow, or in combination for heavier flow protection. The PadKit, currently in clinical trials, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and sexually transmitted and infectious diseases. A-Fem has also entered into several joint relationships to develop point-of-care diagnostic products that use its proprietary RapidoSense technology.

         During 2000, A-Fem shifted the emphasis of its technology development efforts to focus on the PadKit, and will continue RapidoSense technology development solely for third-party development contracts. A-Fem is in the process of evaluating alternative product strategies for the PadKit that will affect the magnitude of PadKit clinical studies to be undertaken. Results from initial clinical trials revealed additional product claims were possible for the PadKit, and larger and more complex clinical studies would be required to support such claims. In addition to seeking funding to support additional clinical studies, A-Fem will seek strategic partnerships for the PadKit.

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

         A-Fem anticipates that its RapidoSense point-of-use diagnostic technology will enable consumers and healthcare providers to obtain quantifiable test results quickly, conveniently and inexpensively. Currently, there are only two alternatives for diagnostic testing: point-of-use tests that produce qualitative (yes/no) results and laboratory tests that provide quantitative results. While current point-of-use diagnostic tests are convenient and cost-effective, they do not provide quantitative results and are limited to applications that have a clear positive or negative response. Laboratory testing, on the other hand, produces more information but requires sophisticated instruments, more time and greater cost. The key to A-Fem's RapidoSense technology is that it combines the convenience and low cost of a point-of-use test with the type of semi-quantitative results previously only available when using an instrument to interpret the results. The RapidoSense technology enables visual quantification of a desired substance, such as a hormone, disease marker or analyte of infection, in a sample of blood, saliva or urine.

         A-Fem expects to continue to seek strategic partners to assist in the manufacturing, marketing and distribution of specific applications of its RapidoSense technology. To date, A-Fem has entered into three such strategic arrangements, two of which have been completed. The third strategic arrangement involves a long-term license of A-Fem's RapidoSense technology for use in tests to detect drugs of abuse in a sample of saliva.

         A-Fem's PadKit Sample Collection System integrates A-Fem's miniform technology with its diagnostic expertise to create a unique sample collection system that provides a novel approach to diagnostic testing. The PadKit allows women to collect a menstrual or cervical-vaginal fluid sample at home, using an interlabial pad, such as the miniform. The sample collected with the interlabial pad is mailed to a laboratory that processes the sample and provides test results to the physician prior to the patient's routine gynecological examination. Thus, one self-collected and laboratory-processed PadKit sample has the potential to be used by a physician to screen for cervical and other cancers, Human Papilloma virus (a precursor to cervical cancer), and sexually transmitted and other infectious diseases, before the patient visit. Clinical and laboratory testing has demonstrated the PadKit's effectiveness as a sample collection system that may be processed in a laboratory to detect cervical and other cancers, the Human Papilloma virus, and sexually transmitted and other diseases. In March 1998, A-Fem was issued its first PadKit patent that covers methods of collection and diagnosis of vaginal fluid, including menses, which form the technological basis for the PadKit. Additional US and International patents were issued in 1999 and 2000 further expanding the PadKit patent portfolio.

         A-Fem is completing clinical studies for its PadKit to demonstrate the effectiveness of this sample collection system as an alternative to the cervical scrape. An estimated 50 million cervical scrapes are performed annually in the United States alone to collect samples to use in the Pap smear test for cervical cancer. Although significant improvements have been made in the area of Pap smear test sample reading and sample preparation, no improved sample collection method has been developed. A-Fem believes the PadKit will provide a superior cellular sample as well as a simpler, more comfortable and convenient procedure for collecting the cells. The Company expects to demonstrate the significant market advantages, cost effectiveness, improved disease specificity, and patient preference for the self-collected PadKit sampling system.

Marketing and Distribution

         A-Fem launched a marketing rollout of its inSync miniform in grocery, drug and mass retailers in Oregon and Washington in January 1998. In July 1998, the product's area of distribution was expanded to include Colorado, Arizona, Utah, New Mexico, Nevada, Montana and Idaho. In 1999, the Company added several e-tailing and catalog outlets to its distribution network. During 2000 the total number of retail outlets was significantly reduced as A-Fem reduced its marketing programs, although the inSync miniform remained available for purchase in selected retail grocery chains, drugstores and mass merchandisers. In addition, the inSync miniform is available through catalog and on-line, web-based (Internet) retailers, such as PlanetRx, Transitions for Health and CVS, and directly from inSync miniform.com. Direct sales of the inSync miniform have increased as the number of retail outlets has decreased. The inSync miniform competes within the $1.8 billion United States feminine protection market. The miniform represents a new category of products that both competes with and complements existing feminine protection products, including tampons, pads, and pantiliners. A-Fem is seeking a strategic partner to assist in the continued national rollout of the miniform.

         In order to focus on research and product development opportunities and increase the speed to market for our products, A-Fem is seeking alliances with strategic marketing partners. For the miniform and RapidoSense products, A-Fem will seek strategic partners with proven experience in consumer and diagnostics marketing. A-Fem has no such alliance at present.

         In April 1997, A-Fem and the Proctor & Gamble Company entered into a license agreement that granted to the Proctor & Gamble Company certain non-exclusive rights to use A-Fem's miniform technology and certain trademarks. That agreement expired October 28, 1999 and the product technology has reverted to A-Fem. The Proctor & Gamble Company retained certain rights to trademarks not used by A-Fem. In early 2000, the Proctor & Gamble Company launched its first interlabial pad product, the Envive(R) miniform, in a single test market in Eau Clair, Wisconsin.

Competition

         The inSync miniform represents a new segment of the feminine protection market and provides benefits not offered by competitive products. Four major consumer products companies currently dominate the United States feminine protection market: the Procter & Gamble Company, Johnson & Johnson, Kimberly-Clark and Playtex. Features of the inSync miniform that distinguish it competitively are its versatility, convenience, comfort and safety. The Company believes these competitors are evaluating the interlabial pad and market, and will eventually enter it. This entry is expected to rapidly expand market acceptance for the interlabial pad and enhance the value of the inSync miniform. The Proctor & Gamble Company is currently test marketing its first interlabial pad product.

         A-Fem believes that the semi-quantifiable test results provided by point-of-use tests that incorporate A-Fem's RapidoSense technology will address market needs that prior technology could not meet, provide significant end-user cost savings over older technology and move various laboratory tests to the point-of-use markets. These factors will increase early patient intervention to improve healthcare in general. Competition for A-Fem's RapidoSense products is likely to come primarily from larger, well-established diagnostics companies, and/or smaller innovative companies.

         The first application of the PadKit will be an alternative to the cervical scrape as a sample collection process for the Pap smear test, the standard diagnostic procedure for cervical cancer detection. While improvements have been made in the area of Pap test sample preparation and interpretation by such companies as Cytyc, and TriPath Imaging, the PadKit represents the first improvement in the method of sample collection by introducing a non-invasive, user-friendly sample collection method.

         A-Fem's current products and products under development will compete with products from other companies that have an established market, more employees and substantially greater research, financial and marketing resources than A-Fem.

Materials and Manufacturing

         A-Fem's current manufacturing facility in Portland, Oregon, was completed in 1996 and upgraded in 1997. This facility provides miniforms for both the inSync product and the PadKit. The present operation requires minimal overhead and direct labor and is capable of producing more than $1,000,000 wholesale value of miniforms monthly, which capacity is sufficient to meet A-Fem's forecasted demand for the foreseeable future within current area of distribution. A-Fem's miniform manufacturing facility encompasses 3,700 square feet and has been inspected by the United States Food and Drug Administration and found to be without reportable deficiencies. A-Fem will need additional space and equipment to manufacture sufficient quantities of the miniform to support a national marketing rollout. A-Fem is not currently manufacturing any RapidoSense products.

         Raw materials used for production of the inSync miniform and A-Fem's diagnostic products are produced in the United States. A-Fem has located a satisfactory source of the raw materials needed to manufacture the miniform, but has not entered into an agreement with such supplier. A-Fem's suppliers are meeting A-Fem's current manufacturing needs, and A-Fem believes that it will be able to obtain raw materials in sufficient quantity when needed, although an uninterrupted flow of raw materials cannot be guaranteed.

Patents and Trademarks

         A-Fem owns United States patents and additional foreign patents in Canada and Japan relating to the miniform. These patents cover manufacturing apparatus and methods for making both the current miniform and a 100% biodegradable absorbent miniform. In 1998, 1999 and 2000 A-Fem was granted broad patents for the technology that is the basis for the PadKit collection system. Additionally, A-Fem has patents pending for its RapidoSense and miniform technology.

         The issued United States patents currently owned, assigned or licensed to A-Fem and the pending patent applications are as follows:

------------------- ----------------------- ------------------------------------
US Patent or Serial
Number              Date of Issue or Filing Title
------------------- ----------------------- ------------------------------------

                                            Miniform

4,995,150           02/26/91                Method and Apparatus for Making
                                            Feminine Protection Pads

6,183,455           06/25/96                Biodegradable Absorbent Pads

5,575,0471          11/19/96                Method for Making Biodegradable
                                            Absorbent Pads

09/548,219          03/10/00                Anal Hygienic Pad and Method for Use

09/644,472          02/16/01                Administration of therapeutic or
                                            diagnostic agents using an
                                            Interlabial Pad
------------------- ----------------------- ------------------------------------

                                            PadKit
5,725,4811          03/10/98                Method and Apparatus for Collecting
                                            Vaginal Fluid and Exfoliated
                                            Vaginal Cells for Diagnostic
                                            Purposes

6,007,4981          12/28/99                Method and Apparatus for Collecting
                                            Vaginal Fluid and Exfoliated
                                            Vaginal Cells for Diagnostic
                                            Purposes

09/699,061          10/26/00                Method and Apparatus for Collecting
                                            Vaginal Fluid and Exfoliated
                                            Vaginal Cells for Diagnostic
                                            Purposes
6,174,293           01/16/01

GB2,329,843         10/18/00                Method and Apparatus for Collecting
                                            Vaginal Fluid and Exfoliated
                                            Vaginal Cells for Diagnostic
                                            Purposes
GB2,349,573         12/27/00
------------------- ----------------------- ------------------------------------
                                            RapidoSense

60/092,1912         06/05/97                Single or Multiple Analyte Semi-
                                            Quantitative, Quantitative Rapid
                                            Diagnostic Lateral Flow Test System
                                            for Large Molecules

09/417,9572         10/13/99                Covalent bonding of Molecules to an
                                            Activated Solid Phase Material, and
                                            Devices Made Using the Material

09/501,339          02/9/00                 Collection Device for Lateral-Flow
                                            Chromatography

60/197,365          04/14/00                Positive Detection Lateral-Flow
                                            Apparatus and Method for Small and
                                            Large Analytes
60/203,696          05/11/00
------------------- ----------------------- ------------------------------------

-----------
1Also applied for in Germany, Japan, England, France, Italy, Sweden, and Canada. 2Patent pending.

         The term for patents issued on applications filed on or after June 8, 1995, is 20 years from the date of the application or, if the application contains a specific reference to an earlier filed application under 35 USC ss.ss. 120, 121 or 365(c), 20 years from the date on which the earliest such application was filed. The term for patents issued on applications filed before June 8, 1995, is the greater of the 20-year term described above or 17 years from grant, depending on the amount of time between application and issuance.

         A-Fem holds United States trademarks for all its current products, including for the PadKit, RapidoSense and its related design, and for inSync and its related design. In addition to these applications, A-Fem has also applied for international trademarks on RapidoSense and inSync and its related design. A-Fem also relies on trade secrets and other unpatented proprietary information.

Regulatory Requirements

         The production and marketing of A-Fem's products are subject to regulation by the United States Food and Drug Administration. Before a medical product may be marketed for use by humans, laboratory and clinical trials must be performed to validate the safety and effectiveness of the product. A-Fem's miniform product required FDA approval before being marketed to the public, and such clearance was obtained in 1997. A-Fem's RapidoSense products sold to the industrial and environmental testing markets do not require FDA clearance. However, when A-Fem's RapidoSense technology is applied to the human diagnostic market, such products will require FDA clearance.

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

Research and Development

         A-Fem invested approximately $788,000 on research and development in the year ended December 31, 2000, primarily with respect to ongoing PadKit clinical trials and continued patent applications. A-Fem spent approximately $1,074,000 on research and development in the year ended December 31, 1999, primarily with respect to development of the PadKit diagnostic technology.

Employees

         As of December 31, 2000, A-Fem had 7 full-time employees. Since December 31, 2000, A-Fem has reduced its full-time staff to 4 employees pending receipt of additional financing. A-Fem believes that its relations with its employees are good.

Item 2.  Description of Property

         A-Fem's corporate office and product development facilities are located in 7,100 square feet of leased space in Portland, Oregon. A-Fem also leases 3,700 square feet of manufacturing and warehouse space in proximity to its corporate office. The term for the leases for these spaces expired in February 2001 according to their terms and A-Fem continues to occupy these spaces on a month-to-month basis.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         A Special Meeting of Stockholders in lieu of A-Fem's annual meeting of stockholders was held March 8, 2001, and adjourned to March 16, 2001. At the special meeting, stockholders elected the persons identified below as directors for the terms set forth below by the votes set forth opposite their names.

                            Votes For                Votes Against or                                  Broker
                                                         Withheld          Abstained                 Non-Votes
Class I Directors      Common    Preferred      Common   Preferred     Common      Preferred     Common   Preferred
------------------     ------    ---------      ------   ---------     ------      ---------     ------   ---------
Merry Disney          6,292,898        0        202,003       0            0        7,492,135       0          0

James E. Reinmuth     6,292,898        0        202,003       0            0        7,492,135       0          0

RoseAnna Sevcik       6,292,898        0        202,003       0            0        7,492,135       0          0

Class II Directors
------------------

Steven T. Frankel     6,292,898        0        202,003       0            0        7,492,135       0          0

William H. Fleming    6,292,898        0        202,003       0            0        7,492,135       0          0

Carol A. Scott        6,292,898        0        202,003       0            0        7,492,135       0          0

James R. Wilson       6,292,898        0        202,003       0            0        7,492,135       0          0


         Stockholders were also asked to vote on the following matters, which received the votes indicated below:

                                                                                                             Votes Against or
                                                                                    Votes For                   Withheld
                                                                                    ---------                   --------
                                                                                Common      Preferred     Common    Preferred
                                                                                ------      ---------     ------    ---------
An amendment to A-Fem's Articles of Incorporation to increase the number of
authorized shares of common stock and preferred stock                          6,228,445   7,492,135      229,736     0

Amend A-Fem's 1994 Incentive and Nonqualified Plan to increase the number
of shares reserved for issuance                                                6,136,948   7,492,135      320,733     0

Ratification of the appointment of Arthur Andersen LLP as independent public
accountants for the fiscal year ending December 31, 2001                       6,334,331   7,492,135      126,975     0


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) A-Fem's common stock low and high bid prices are reported on the OTC Bulletin Board. The following table sets forth the range of high and low bids for A-Fem's common stock as reported on the OTC Bulletin Board for the periods indicated.

                                              High           Low

            1st Quarter 1999                 $ 2.34         $ 1.31
            2nd Quarter 1999                   2.69           1.25
            3rd Quarter 1999                   2.06            .94
            4th Quarter 1999                   1.22            .69

            1st Quarter 2000                   2.38            .75
            2nd Quarter 2000                   2.09            .88
            3rd Quarter 2000                   2.06           1.13
            4th Quarter 2000                   1.38            .59

      The foregoing prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) On December 31, 2000, there were approximately 267 holders of record of A-Fem's common stock.

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

Item 6.  Management's Discussion and Analysis of Results of Operations

Overview

         A-Fem continued to experience operating losses during the years ended December 31, 2000 and 1999. Further, A-Fem has continued to incur losses into the first quarter of 2001 and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital through the sale of equity securities and by licensing its RapidoSense technology, and to seek partnering opportunities for the inSync miniform . A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $1.1 million during 2000 and $2.4 million during 1999.

         A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management will likely be required to further curtail A-Fem's product development, marketing activities and other operations, and A-Fem will likely cease operations.

Results of Operations

         For the year ended December 31, 2000, A-Fem generated net sales of approximately $30,000 as compared to net sales of approximately $67,000 for the year ended December 31, 1999. This decrease in net sales was the result of lower levels of promotional support for the inSync miniform as compared to the levels maintained during the previous year. The cost of goods sold for the year ended December 31, 2000, was approximately $227,000, as compared to approximately $274,000 in the year ended December 31, 1999. This decrease was the result of a reduced quantity of goods sold in 2000 as compared to 1999. A-Fem's operating loss for the year ended December 31, 2000 was approximately $1,887,000, compared to an operating loss of approximately $2,499,000 for the previous year. The decrease in operating loss was caused by the decrease in operating expenses.

         Gross margin for the year ended December 31, 2000 was approximately $(197,000) (-665.1% of net sales) as compared to $(207,000) (-311.2% of net sales) for the year ended December 31, 1999. The change in the gross margin resulted primarily from the decrease in net sales as compared to our minimum fixed manufacturing costs.

         Marketing and selling expenses were approximately $37,000 for the year ended December 31, 2000, as compared to approximately $298,000 for the prior year. This decrease resulted from reductions in consumer advertising and promotional support for inSync miniform.

         Research and development expenses for the year ended December 31, 2000, totaled approximately $788,000, as compared to approximately $1,074,000 for the year ended December 31, 1999. This decrease is primarily attributable to a decrease in development costs related to RapidoSense.

         General and administrative expenses for the year ended December 31, 2000, totaled approximately $865,000, compared to approximately $919,000 for the year ended December 31, 1999. The decrease in these expenses is attributable primarily to decreased bank fees, note payable discount, and reduced travel expense.

         A-Fem's other income (expense) is composed primarily of income from development contracts and licenses, interest income and interest expense. For the year ended December 31, 2000, other income was approximately $71,000, as compared to other income of approximately $4,000 for the prior year. These amounts reflect receipt of $80,000 in 2000 related to a development contract for a RapidoSense diagnostic test and $27,379 in reduction of interest expense from 1999.

         A-Fem's net loss for the year ended December 31, 2000, decreased to approximately $1,816,000 from $2,494,000 for the year ended December 31, 1999. The decrease in the net loss reflects the reduction in all categories of operating expenses, primarily as a result of the lack of available operating funds.

Liquidity and Capital Resources

         At December 31, 2000, A-Fem had cash and cash equivalents of approximately $5,600 as compared to approximately $429,000 at December 31, 1999. A-Fem's net cash position decreased as a result of normal operating expenses and because A-Fem has not continued to receive financing to fund its operations at prior year levels.

         A-Fem continued to experience operating losses during the year ended December 31, 2000, and has never generated sufficient revenues from operations to offset expenses. A-Fem expects to continue to incur losses through 2001 because the costs of development are expected to continue to exceed income from product sales. A-Fem incurs approximately $150,000 per month of operating expenses and expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Since January 1, 2001, A-Fem has deferred payment of compensation accrued for its remaining 4 full-time employees pending receipt of additional financing. In addition, A-Fem's outstanding note payable obligation of $400,000 will be due in April 2001. If A-Fem is not able to raise additional financing to repay this obligation, A-Fem plans to renegotiate the obligation to extend the period for repayment. If A-Fem is not able to timely repay or renegotiate this obligation, A-Fem will be in default on this obligation.

         These circumstances raise substantial doubt about A-Fem's ability to continue as a going concern. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital, through the sale of equity securities and by licensing its RapidoSense technology, and to seek partnering opportunities for the inSync miniform. A-Fem does not expect significant amounts of debt financing to be available to it in the near term, and therefore expects that it will have to issue additional equity. A-Fem cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and result in significant dilution of existing stockholders.

         Since December 31, 2000 A-Fem has financed its operations through bridge loans while it seeks additional equity financing. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $2.4 million during 1999 and $1.1 million during 2000. Since the third quarter of 1998, substantially all such sales have been made to clients of a single investment advisor. A-Fem anticipates that no further funds will be available from this source and that A-Fem will have to find alternative sources for its additional financing. A-Fem has engaged an investment banker to pursue alternative sources of additional funding. A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

         In order to carry out its development plans for the PadKit, A-Fem estimates it will need to raise approximately $8 million in addition to the funds needed for its monthly operating expenses. This estimate has been increased due to the probability that larger and more complex clinical studies may be needed to support additional product claims for the PadKit that were revealed by earlier clinical trials. The funds required to carry out such development plans will vary based on the size or number of clinical studies undertaken, which will be determined by the potential number of applications of, or claims that can be made for, the PadKit. If A-Fem were able to raise the entire $8 million at once, it would take approximately 18 to 24 months to complete A-Fem's development plans and receive US approval to market the PadKit for the initial set of claims.

Factors Affecting Forward-Looking Statements

         You should carefully consider the following factors regarding forward-looking statements and other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

If A-Fem Is Not Able to Obtain Additional Financing, A-Fem Will Likely Cease Operations

         During the fiscal year ended December 31, 2000, A-Fem incurred net losses of approximately $1.8 million. Further, A-Fem has not generated significant revenues from operations. A-Fem expects to continue to incur losses as the costs of developing, manufacturing and marketing our products continue to exceed income from product sales.

         In order to carry out our development and marketing plans for the PadKit product, we will need to raise significant additional capital. If we are unable to obtain sufficient financing, it would have a material adverse effect on our financial condition.

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

If A-Fem Is Not Able to Attract a Strategic Partner, A-Fem May Be Unable to
         Execute Our Marketing and Distribution Plans for Our Products

         In order to carry out our marketing plans, we will need to find one or more partners to assist in marketing and distributing our miniform and RapidoSense products. To date we have been unable to attract such a partner. If we are not able to attract one or more partners, we may be unable to carry out our marketing plans for these products, which could have a material adverse effect on our financial condition and results of operations.

A-Fem Is Unlikely to Earn Significant Revenues From Our Products in the Near
         Term Because Most of A-Fem's Products Are in the Early Stages of Product Development or Marketing

         A-Fem's products, the inSync miniform, PadKit, and RapidoSense diagnostic products, are in the early stages of development or marketing. There have been no significant revenues from the inSync miniform, and there have been no sales revenues at all from the PadKit or RapidoSense diagnostic products. A-Fem has concluded that we cannot raise sufficient funds to market the inSync miniform nationally through retail outlets. A-Fem cannot estimate the potential market for our products.

         You should be aware that A-Fem may encounter problems because our products are in an early stage of development or marketing, including the following risks:

         o A-Fem may encounter unanticipated developmental, testing, regulatory compliance and marketing costs;

         o The new products that A-Fem is developing may not be successfully developed;

         o A-Fem's new products, once developed, may not be successfully manufactured, advertised and marketed;

         o Any of A-Fem's products may become obsolete within a short time after its development; and

         o Costs of research and development and clinical trials for A-Fem's new products may substantially exceed A-Fem's expectations and financial resources.

A-Fem's Products May Not Achieve Market Acceptance

         A-Fem's only product in commercial production, the inSync miniform, is a new product form that addresses women's concerns with current feminine protection products. Because the inSync miniform is worn interlabially, unlike any other existing feminine protection products, women may not purchase this product or our other products in commercially viable quantities. If our products do not achieve adequate market acceptance, such failure may have a material adverse effect on our financial condition and results of operations.

A-Fem's Products May Not Be Able to Compete Successfully With Existing or Future
         Products Produced by A-Fem's Competitors

         A-Fem's current product and products in development will compete with products from other companies that have an established market, more employees and substantially greater research, financial and marketing resources than A-Fem. With respect to our miniform products, these competitors include the Procter & Gamble Company, Johnson & Johnson, Kimberly-Clark and Playtex. In 2000, the Proctor & Gamble Company introduced its first miniform product in a single test market in Eau Clair, Wisconsin. A-Fem's research, financial and marketing resources may not be adequate to create and market products that will compete successfully with existing or future products created and marketed by such competitors.

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

A-Fem's Patent and Other Intellectual Property Protection May Not Be Adequate

         A-Fem has received patents with respect to the PadKit that cover the method and apparatus for collection and use of vaginal fluid for diagnostic purposes. A-Fem has received a patent with respect to the inSync miniform that covers the manufacturing methods and manufacturing materials. A-Fem has filed patent applications for our first generation RapidoSense technology. The term for these patents is or will be 20 years from the date of the application.

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

         Through December 2000, A-Fem issued shares of Series A Convertible Preferred Stock and warrants to purchase additional shares of Series A Convertible Preferred Stock to Capital Consultants, LLC (formerly Capital Consultants, Inc.) as follows:

         o 4,316,405 shares of Series A Convertible Preferred Stock issued in exchange for 4,316,405 shares of A-Fem's common stock;

         o 3,175,730 shares of Series A Convertible Preferred Stock and warrants to purchase an additional 1,204,012 shares of Series A Convertible Preferred Stock (at a weighted average exercise price of $0.39 per share) in exchange for aggregate consideration consisting of approximately $6.1 million and warrants to purchase 50,000 shares of A-Fem's common stock.

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

Holders of A-Fem's Series A Preferred Stock Could Delay or Prevent A-Fem From
         Taking Certain Actions

         A-Fem's Series A Preferred Stock has protective provisions that require A-Fem to get the vote or consent of the holders of a majority of the outstanding shares of Series A Preferred Stock before taking certain actions, which could delay or prevent A-Fem from taking such actions. Such actions include: authorizing or issuing securities with rights equal to or superior to the Series A Preferred Stock, incurring debt, or issuing derivative securities.

Certain Mergers or Takeover Attempts Could Be Delayed or Prevented by the Anti-
         Takeover Effect of Nevada Law

         Nevada law contains "business combination" provisions that could make it more difficult to consummate a merger or tender offer involving A-Fem, even if such event could be beneficial to the interests of the stockholders.

         The Nevada business combination law prohibits certain transactions between a corporation and any interested stockholder for three years after the interested stockholder first becomes an interested stockholder, unless the corporation's Board of Directors approves in advance. An interested stockholder is one who owns 10% or more of a corporation's voting shares, or who is an affiliate of a corporation.

         The types of transactions prohibited include:

         o   a merger;

         o a sale, lease or other disposition of a material amount of a corporation's assets;

         o a transaction that results in the issuance of 5% or more of a corporation's equity stock to the interested stockholder; or

         o   the liquidation or dissolution of a corporation.


However, these prohibitions do not apply if the Board of Directors of a corporation approves the share acquisition or business combination transaction before the stockholder acquired 10% or more of such corporation's outstanding voting stock.

         The provisions of Nevada law described above give A-Fem's Board of Directors the ability to determine whether or not to allow any of the transactions of the type described above by limiting the ability of an interested stockholder to act without first obtaining the approval of the Board of Directors. If A-Fem's Board of Directors chose not to approve a share acquisition, this would discourage such acquisition and any subsequent business combination transactions with the interested stockholder. The fact that A-Fem's Board of Directors has the power to do this would also discourage tender offers not conducted in cooperation with such Board of Directors. These consequences could result even if the business combination transaction or tender offer would be beneficial to the interests of A-Fem's stockholders.

The Thin Public Market for A-Fem's Common Stock May Cause Volatility in Our
         Stock Price

         A-Fem's common stock is quoted on the OTC Bulletin Board and is thinly traded.

         The market price of our common stock has experienced significant volatility. During 2000, the price of our common stock ranged from $0.59 per share to $2.38 per share. The market price of the common stock could be subject to significant variation due to:

         o the degree of success A-Fem achieves in implementing its business strategy, changes in business or economic conditions affecting A-Fem, its customers or its competitors;

         o fluctuations in A-Fem's operating results, changes in or actual results varying from earnings or other estimates made by securities analysts;

         o announcements by A-Fem or our competitors concerning product developments, patents or proprietary rights; and

         o   other factors both within and outside our control.

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

A-Fem's Common Stock is Quoted on The OTC Bulletin Board

         Our stock is quoted on the OTC Bulletin Board. As a result, our shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market price for our common stock may decline.

         Trading in our common stock is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.

A-Fem May Not Be Able to Successfully Manufacture Our Products

         A-Fem currently manufactures the inSync miniform. As a manufacturer, A-Fem faces the following risks:

         o A-Fem may not be able to maintain sufficient numbers of employees, or may have to pay increased wages.

         o A-Fem may not be able to obtain sufficient raw materials, including the fiber used to manufacture the miniform, when needed or at reasonable prices.

         o A-Fem may have to expend additional funds to purchase additional capital equipment to be able to increase the quantity of miniforms we manufacture or to remedy plant or equipment obsolescence.

         o A-Fem may not be able to adequately maintain the quality of the miniforms we manufacture.

         o If the demand for miniforms is significantly greater or lower than we predict, we may experience excess or inadequate manufacturing capacity.

         Any of the risks listed above, or any other disruption in A-Fem's production, could have a material adverse effect on A-Fem's results of operations and financial condition.

A-Fem May Experience an Adverse Impact From Future Sales of Our Stock

         As of December 31, 2000, 3,725,923 shares of common stock were subject to outstanding stock options under A-Fem's stock option plans at a weighted average exercise price of approximately $2.28 per share. As of December 31, 2000, 1,592,939 shares were issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.81 per share.

         We have filed a registration statement on Form S-8 under the Securities Act to register for resale a total of 5 million shares of common stock reserved for issuance under A-Fem's stock option plans. Sales of substantial amounts of A-Fem's common stock in the public market by existing shareholders or holders of options or warrants could cause the price of the common stock to go down.

         A-Fem has approximately 9.6 million shares of common stock outstanding as of December 31, 2000. Approximately 1.9 million of these shares of common stock are registered under the Securities Act (including approximately 0.9 million shares of common stock issuable upon exercise of warrants), approximately 1.2 million shares are freely tradable under the federal securities laws subject to volume limitations under Rule 144, and approximately
7.4 million additional shares are freely tradable under the federal securities laws to the extent they are not held by our affiliates or are not subject to certain contractual volume restrictions.

         In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

         o   1% of the then outstanding shares of the issuer's common stock, and

         o the average weekly trading volume during the four calendar weeks preceding such sale provided that certain public information about the issuer as required by Rule 144 is then available and the seller complies with certain other requirements.

         A person who:

         o   is not an affiliate,

         o   has not been an affiliate within three months prior to sale, and

         o has beneficially owned the restricted securities for at least two years is entitled to sell such shares under Rule 144(k) without regard to any of the limitations described above.

Item 7.  Financial Statements

         Financial Statements begin on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9.  Directors, Executive Officers and Key Employees

         A-Fem's executive officers, directors and key employees are:

      Directors and Executive Officers     Age     Position
      --------------------------------     ---     --------
      James E. Reinmuth, Ph.D.             60      Chairman and Director

      Steven T. Frankel                    58      Chief Executive Officer,
                                                   President and Director

      William H. Fleming, Ph.D.            54      Vice Chairman-Diagnostics,
                                                   Secretary and Director

      Carol A. Scott, Ph.D.                51      Director

      RoseAnna Sevcik                      37      Director

      James Wilson                         51      Treasurer, Director of
                                                   Business Development and
                                                   Director

      Merry L. Disney                      54      Director

      Key Employees
      -------------

      Martin Harvey                        59      Controller

      Paul Mueggler, Ph.D.                 50      Vice President, Clinical and
                                                   Regulatory Affairs

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

         William H. Fleming, Ph.D., has served as Vice Chairman-Diagnostics of A-Fem since August of 1997, and as a Director and Secretary of A-Fem since February 1994. From February 1994 through

August 1997, Dr. Fleming served as President and Chief Operating Officer of A-Fem. He was president, chief operating officer and a director of ProFem from July 1993 until its merger with A-Fem in June 1994. From April 1992 until July 1993, Dr. Fleming served as an associate with Sovereign Ventures, a healthcare consulting firm; concurrently he served as director of corporate development of Antivirals, Inc., a biotechnology company involved in antisense technology. Dr. Fleming is a director of ERC, a non-profit company.

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

         Merry L. Disney has been president and chief executive officer of Disney West operations since 1985. From 1986 to 1988, she was president of Bridaldale Development Corporation and served as a director from 1979 to 1986. Ms. Disney worked as an Academic Instructor of Children with Reading Disabilities from 1982 until 1991 and currently is active in major real estate developments and acquisitions.

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

         Paul Mueggler, Ph.D. has served as Vice President, Clinical and Regulatory Affairs of the Company since July 2000. Prior to this date, Dr. Mueggler served as Director of Clinical Affairs for the Company since April of 1997. From August 1989 to January 1994, Dr. Mueggler served as director of clinical and technical operations for OXIS Corporation, a diagnostic company. From April 1984 to August 1989, he served as assistant professor and chief, toxicology section for the Department of Clinical Pathology of the School of Medicine at Oregon Health Sciences University.

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

                           Summary Compensation Table

                                                                 Long-Term
                                     Annual Compensation        Compensation
                                   ------------------------ --------------------
                                             Other Annual  Securities Underlying
Name and Principal                   Salary  Compensation   Options/Warrants
Position                      Year     ($)        ($)               (#)
----------------------------- ---- --------- -------------- --------------------
James E. Reinmuth (1)         2000    30,000          -                  -
   Chairman and Director      1999    30,000          -                  -
   Chief Executive Officer,   1998    45,025          -            150,000


Steven T. Frankel (2)         2000   240,000          -             50,000
   Chief Executive Officer,   1999   300,769          -                  -
   President and Director     1998   103,863          -          1,700,000


William H. Fleming            2000   115,000          -             50,000
   Vice Chairman-Diagnostics, 1999   115,000          -                  -
   Secretary and Director     1998   119,449          -            150,000


(1)      James E. Reinmuth served as Chief Executive Officer of A-Fem until
         April 1998.

(2) Steven T. Frankel became Chief Executive Officer of A-Fem in April 1998 and President of A-Fem in November 1998. Mr. Frankel's 1999 salary reflects $60,769 in deferred salary from 1998.

Option Grants

         The following table sets forth certain information regarding options granted to Named Executive Officers during the fiscal year ended December 31, 2000.

                                        Individual Grants
                   -------------------------------------------------------------
                                Percent of
                   Number of    Total Options
                   Securities   Granted to
                   Underlying   Employees       Exercise
                   Options      in              Price         Expiration
Name               Granted      Fiscal Year     ($/Share)        Date
------------------ ----------   -----------     ---------    ------------
Steven T.  Frankel  50,000(1)    13.8%           $0.78       Dec 19, 2010
William H. Fleming  50,000(1)    13.8%           $0.78       Dec 19, 2010

--------------
(1)      These options vest on December 19, 2001.

Exercise of Stock Options and Year-End Option/Warrant Values

         No Named Executive Officers exercised options or warrants during the year ended December 31, 2000. The following table sets forth certain information regarding options and warrants of the Named Executive Officers as of December 31, 2000.

                           2000 Year-End Options/Warrant Values

                      Number of Securities       Value of Unexercised
                     Underlying Unexercised          In-the-Money
                      Options/Warrants at         Options/Warrants at
                       December 31, 2000         December 31, 2000 (2)
                   --------------------------  --------------------------
Name               Exercisable  Unexercisable  Exercisable  Unexercisable
------------------ -----------  -------------  -----------  -------------

James E. Reinmuth    476,667       150,000(1)     -0-          -0-

Steven T. Frankel    487,500     1,262,500(1)     -0-          -0-

William H. Fleming   376,667       200,000(1)     -0-          -0-

(1)      These options are subject to performance-based conditions.

(2) Based on a fair market value of $.75 per share, the price per share of A-Fem's common stock on December 31, 2000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that A-Fem's officers, directors and persons who own more than 10% of A-Fem's common stock file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of common stock and other equity securities of A-Fem on Form 4. Officers, directors and greater than 10% stockholders of A-Fem are required by SEC regulations to furnish to A-Fem copies of all Section 16(a) reports that they file. To A-Fem's knowledge, based solely on reviews of such reports furnished to A-Fem and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2000, except that William H. Fleming reported on his Form 4 filed for June 2000 three transactions not previously reported that should have been reported on a Form 5 for the year ended December 31, 1999 that Mr. Fleming failed to file.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership as of December 31, 2000, of A-Fem's common stock $0.01 par value of (i) each beneficial owner of more than 5% of the common stock, (ii) the Named Executive Officers, (iii) each director of A-Fem and (iv) all directors and executive officers as a group. Each person named in the table has sole investment and voting power with respect to the shares set forth opposite his name or her name, except as otherwise noted.


Name and Address of                    Amount and Nature of     Percent of Class
Beneficial Owner                     Beneficial Ownership (1)     Outstanding
-----------------------------------  ------------------------  -----------------

Capital Consultants, LLC                    7,976,335 (2)           45.4%
2300 SW First Avenue, Suite 200
Portland, OR  97201

Merry Disney                                   10,000 (3)            *
c/o Pacific Group
100 Atlantic Avenue, Suite 409
Long Beach, CA  90802
   Director

William H. Fleming                            791,367 (4)            8.1%
10180 SW Nimbus Ave.,
Suite J-5
Portland, OR  97223
   Vice-Chairman, Secretary
   and Director

Steven T. Frankel                             487,500 (5)            4.8%
Suite J-5
10180 SW Nimbus Avenue
Portland, OR 97223-4341
   Chief Executive Officer,
   President and Director

James E. Reinmuth                             540,667 (6)            5.5%
5171 Solar Heights Drive
Eugene, OR  97405
   Chairman and Director

Richard T. Schroeder                          539,000 (7)            5.5%
3840 SW 75th Ave.
Portland, OR  97225

Carol A. Scott                                 60,000 (8)            *
1834 Park Blvd.
Palo Alto, CA  94306
   Director

RoseAnna Sevcik                                60,000 (9)            *
3843 Cottonwood Grove Terrace
Calabasas, CA  91301
   Director

James R. Wilson                               410,095 (10)           4.2%
2968 Matt Drive
Eugene, OR  97408
   Treasurer and Director

All directors and officers                  2,359,629 (11)          21.8%
   as a group (8 persons)
----------

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

(2) Includes 7,492,155 shares issuable upon conversion of shares of Series A Stock, and an additional 484,200 shares issuable upon conversion of shares issuable upon exercise of warrants to purchase Series A Stock. Capital Consultants, Inc. acts as an agent for individual investors with respect to all shares beneficially owned by it. Capital Consultants, Inc. is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and has, on behalf of certain of its clients, sole voting power and sole investment power with respect to certain of these shares. In September 2000 Mr. Thomas F. Lennon was appointed receiver of Capital Consultants and its related entities by the U.S. District Court for the District of Oregon.

(3) Consists of 10,000 shares issuable upon exercise of options to purchase Common Stock.

(4) Includes 176,667 shares issuable upon the exercise of options to purchase Common Stock.

(5) Consists of 487,500 shares issuable upon the exercise of options to purchase Common Stock.

(6) Includes 23,000 shares of common stock held by the Reinmuth Family Trust, 23,000 shares held by Terry A. Reinmuth, 4,000 shares held by Hilary J. Reinmuth, 4,000 shares held by Jennifer C. Reinmuth, 250,000 shares issuable upon exercise of a warrant to purchase Common Stock and 76,667 shares issuable upon exercise of options to purchase Common Stock.

(7) Includes 200,000 shares issuable upon the exercise of warrants to purchase Common Stock, 30,000 shares held by Mr. Schroeder's spouse, and 29,000 shares held by their children. Mr. Schroeder disclaims beneficial ownership of the 29,000 shares held by his children.

(8) Includes 60,000 shares issuable upon the exercise of options to purchase Common Stock.

(9) Includes 60,000 shares issuable upon the exercise of options to purchase Common Stock.

(10) Includes 160,000 shares of Common Stock held jointly with Mr. Wilson's spouse, with whom Mr. Wilson shares voting power with respect to an additional 153,428 shares, and 96,667 shares issuable upon the exercise of options to purchase Common Stock.

(11) Includes 967,501 shares issuable upon the exercise of options to purchase Common Stock and 250,000 shares issuable upon exercises of warrants to purchase Common Stock.

Item 12. Certain Relationships and Related Transactions

         As of December 31, 2000, William H. Fleming, A-Fem's Vice-Chairman of the Board and Secretary, had an outstanding balance of approximately $69,000 on a loan from A-Fem. This loan was made on November 18, 1994, and the original principal balance was $52,000. Interest accrues at a rate of 6.24% and is capitalized. Mr. Fleming used the proceeds from this loan to purchase shares of A-Fem's common stock upon exercise of a stock option. Mr. Fleming and A-Fem have agreed that the outstanding balance on this loan shall become due and payable on July 1, 2001, and that Mr. Fleming may make such repayment by tendering shares of A-Fem's common stock that he owns with a value equal to such outstanding balance on the date of repayment.

Item 13. Exhibits and Reports on Form 8-K

       (a)      Exhibits
                --------

                See Exhibit Index.

       (b)      Reports on Form 8-K filed during Last Quarter of Fiscal Year.
                -------------------------------------------------------------

                None.

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        A-FEM MEDICAL CORPORATION


                                        By:/s/ Steven T. Frankel
                                           -------------------------------------
                                           Steven T. Frankel
                                           Chief Executive Officer and President

                                           Date: April  16, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                 Title                Date

/s/ Steven T. Frankel  Chief Executive Officer,           April 16, 2001
---------------------- President and Director
 Steven T. Frankel     (principal executive officer)


/s/ James E. Reinmuth  Chairman and Director              April 16, 2001
----------------------
 James E. Reinmuth

/s/ William H. Fleming Vice Chair-Diagnostics,            April 16, 2001
----------------------
William H. Fleming     Secretary and Director

/s/ James R. Wilson    Treasurer and Director             April 16, 2001
----------------------
  James R. Wilson

/s/ Martin Harvey      Controller                         April 16, 2001
---------------------- (principal financial and accounting
   Martin Harvey       officer)


/s/ Carol A. Scott     Director                           April 16, 2001
----------------------
  Carol A. Scott

/s/ RoseAnna Sevcik    Director                           April 16, 2001
----------------------
  RoseAnna Sevcik

 /s/ Merry Disney      Director                           April 16, 2001
----------------------
   Merry Disney

                                  EXHIBIT INDEX

Exhibit
  No.        Description
-------      -----------
3.1          Articles of Incorporation, as amended

3.2(1)       Bylaws, as amended

4.1(2)       Form of Stock Purchase Warrant

4.2(2)       Form of Series A Preferred Stock Certificate

*10.1(3)     Employment Agreement between A-Fem Medical Corporation and Steven
             T. Frankel, dated effective April 25, 1998

10.2(4) Business Park Lease between A-Fem Medical Corporation, Petula Associates, Ltd. and Koll Portland Associates, dated March 1, 1996

10.3(5) Scholls Business Center First Amendment to Lease between A-Fem Medical Corporation, Petula Associates, Ltd. and Equity FC, Ltd.

10.4(6) Form of Registration Rights Agreement used for Mr. Waller, Esler, Stephens & Buckley and Lane, Powell, Spears and Lubersky

10.5(7)      Form of Registration Rights Agreement

10.6(7) ATHENA Medical Corporation's 1994 Incentive and Non-Qualified Stock Option Plan, dated as of June 7, 1994

*10.7(7)     Form of Incentive Stock Option Agreement

*10.8(7)     Form of Non-Statutory Stock Option Agreement

10.9(7)      Form of Purchase Warrant Certificate

10.12(8) Agreement dated effective as of April 28, 1997, between The Proctor & Gamble Company and A-Fem Medical Corporation

*10.13(9)    Employment Agreement between A-Fem Medical Corporation and James R.
             Wilson, dated as of May 1, 1997

10.14(10)    Form of Capital Lease between A-Fem Medical Corporation and First
             Portland Leasing Corp.

23.1         Consent of Arthur Andersen LLP, Independent Public Accountants

---------------------------------------------------

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

(7) Incorporated by reference to the exhibits to A-Fem's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(8) Incorporated by reference to exhibit number 10.1 to A-Fem's Current Report on Form 8-K (file no. 0-17119) filed with the SEC on May 16, 1997.

(9) Incorporated by reference to the exhibits to A-Fem's quarterly report on Form 10-QSB for the quarter ended June 30, 1997.

(10) Incorporated by reference to the exhibits to A-Fem's Annual Report on Form 10-KSB for the year ended December 31, 1997.

*        Indicates management contract or compensation plan.

Report of Independent Public Accountants

To the Board of Directors and Stockholders of A-Fem Medical Corporation:

We have audited the accompanying balance sheets of A-Fem Medical Corporation (a Nevada corporation) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A-Fem Medical Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/Arthur Andersen LLP
----------------------
ARTHUR ANDERSEN LLP

Portland, Oregon
April 6, 2001

A-Fem Medical Corporation

Balance Sheets
As of December 31, 2000 and 1999



                                     ASSETS

                                                                                    2000           1999
                                                                                -------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $       5,644  $     428,845
   Accounts receivable                                                                 10,990          6,622
   Other receivables                                                                   17,158         13,675
   Inventories                                                                         41,496         65,581
   Prepaid expenses                                                                    65,162         86,649
                                                                                -------------  -------------
                  Total current assets                                                140,450        601,372

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                      1,044,932      1,286,012
   Less- Accumulated depreciation and amortization                                   (681,392)      (640,331)
                                                                                -------------  -------------
                  Total property, equipment and leasehold improvements                363,540        645,681

PATENTS, net                                                                           83,605         54,700
                                                                                -------------  -------------
                  Total assets                                                  $     587,595  $   1,301,753
                                                                                =============  =============


                                                                                        (Continued)



A-Fem Medical Corporation

Balance Sheets (Continued)
As of December 31, 2000 and 1999



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     2000          1999
                                                                                -------------  -------------
CURRENT LIABILITIES:
   Accounts payable                                                             $     146,763  $      64,101
   Current portion - capital lease obligations                                          4,590         31,664
   Accrued expenses                                                                    98,084         83,796
   Accrued salaries and benefits                                                       96,584         84,857
   Deferred income                                                                     30,000              -
   Note payable - related party                                                       400,000              -
                                                                                -------------  -------------
                  Total current liabilities                                           776,021        264,418

LONG-TERM LIABILITIES:
   Long-term portion - capital lease obligations                                            -          4,660
   Long-term note payable - related party                                                   -        450,000
                                                                                -------------  -------------
                  Total long-term liabilities                                               -        454,660
                                                                                -------------  -------------
                  Total liabilities                                                   776,021        719,078

COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT):
   Series A Convertible Preferred Stock, $.01 par value; authorized 8,200,000 shares; issued 7,492,135 shares and 6,971,305 shares at December 31, 2000
     and 1999, respectively                                                            74,921         69,713
   Common stock, $.01 par value; authorized 33,000,000 shares; issued
     9,596,558 shares and 9,563,225 shares at December 31, 2000 and 1999,
     respectively                                                                      95,965         95,632
   Warrants issued for Series A Convertible Preferred Stock                         1,893,316      1,152,148
   Warrants issued for common stock                                                    76,491         76,491
   Additional paid-in capital                                                      18,391,083     18,093,143
   Note receivable                                                                    (52,000)       (52,000)
   Accumulated deficit                                                            (20,668,202)   (18,852,452)
                                                                                -------------  -------------
                  Total stockholders' equity (deficit)                               (188,426)       582,675
                                                                                -------------  -------------
                  Total liabilities and stockholders' equity (deficit)          $     587,595  $   1,301,753
                                                                                =============  =============




The accompanying notes are an integral part of these balance sheets.

A-Fem Medical Corporation

Statements of Operations
For the Years Ended December 31, 2000 and 1999



                                                 2000            1999

REVENUES:
   Sales, net of discounts                  $       29,611  $       66,534
                                            --------------  --------------
                  Net sales                         29,611          66,534

COST OF SALES:
   Cost of goods sold                              226,536         273,589
                                            --------------  --------------
                  Gross margin                    (196,925)       (207,055)

OPERATING EXPENSES:
   Selling and marketing                            36,825         297,822
   General and administrative                      865,235         919,355
   Research and development                        788,074       1,074,346
                                            --------------  --------------
                  Operating loss                (1,887,059)     (2,498,578)
                                            --------------  --------------

OTHER INCOME (EXPENSE):
   Interest income                                  22,271          13,611
   Interest expense                                (42,182)        (69,561)
   Licensing income                                 80,000          35,000
   Other income                                     11,220          25,361
                                            --------------  --------------
                                                    71,309           4,411
                                            --------------  --------------
                  Net loss                  $   (1,815,750) $   (2,494,167)
                                            ==============  ==============

NET LOSS PER SHARE, basic and diluted       $        (.19)  $        (.26)
                                            ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       9,584,138       9,520,249
                                            ==============  ==============




The accompanying notes are an integral part of these statements.

A-Fem Medical Corporation

Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2000 and 1999
(Page 1 of 2)



                                                                    Preferred Stock                        Common Stock
                                                                  Shares       Amount      Warrants     Shares        Amount
                                                                   ---------  ---------  -------------  ---------   -----------
BALANCE, December 31, 1998                                         5,773,405  $  57,734  $     761,882  9,471,875   $    94,719

   Common stock issued for cash $1.50 per share, net of
     financing costs                                                       -          -              -     25,000           250
   Common stock issued for cash $1.49 per share, net of
     financing costs                                                       -          -              -     33,333           333
   Common stock issued for cash $1.52 per share, net of
     financing costs                                                       -          -              -     33,017           330
   Preferred stock issued for cash $1.92 per share, net of
     financing costs                                               1,197,900     11,979              -          -             -
   Warrants issued in connection with issuance of preferred
     stock                                                                 -          -        390,266          -             -
   Net loss                                                                -          -              -          -             -
                                                                   ---------  ---------  -------------  ---------   -----------
BALANCE, December 31, 1999                                         6,971,305     69,713      1,152,148  9,563,225        95,632

   Common stock issued for exercise of warrants                            -          -              -     33,333           333
   Preferred stock issued for cash $1.92 per share, net of
     financing costs                                                 520,830      5,208              -          -             -
   Warrants issued in connection with issuance of preferred
     stock                                                                 -          -        741,168          -             -
   Net loss                                                                -          -              -          -             -
                                                                   ---------  ---------  -------------  ---------   -----------
BALANCE, December 31, 2000                                         7,492,135  $  74,921  $   1,893,316  9,596,558   $   95,965
                                                                   =========  =========  =============  =========   ==========




The accompanying notes are an integral part of these statements.


                                      F-5a

A-Fem Medical Corporation

Statements of Changes in Stockholders' Equity (Deficit) - continued
For the Years Ended December 31, 2000 and 1999
(Page 2 of 2)

                                                                                                                   Total
                                                                     Additional                                 Shareholders'
                                                                       Paid-In    Note         Accumulated         Equity
                                                          Warrants     Capital    Receivable     Deficit          (Deficit)
                                                          --------  -----------   ----------   ------------    ------------
BALANCE, December 31, 1998                                 $76,491  $16,081,044    $(52,000)   $(16,358,285)   $    661,585

   Common stock issued for cash $1.50 per share, net of
     financing costs                                             -       37,250           -               -          37,500
   Common stock issued for cash $1.49 per share, net of
     financing costs                                             -       49,167           -               -          49,500
   Common stock issued for cash $1.52 per share, net of
     financing costs                                             -       49,695           -               -          50,025
   Preferred stock issued for cash $1.92 per share, net of
     financing costs                                             -    2,266,253           -                       2,278,232
   Warrants issued in connection with issuance of preferred
     stock                                                       -     (390,266)          -               -               -
   Net loss                                                      -            -           -      (2,494,167)     (2,494,167)
                                                           -------  -----------    --------    ------------    ------------
BALANCE, December 31, 1999                                  76,491   18,093,143     (52,000)    (18,852,452)        582,675

   Common stock issued for exercise of warrants                  -       49,667           -               -          50,000
   Preferred stock issued for cash $1.92 per share, net of
     financing costs                                             -      989,441           -               -         994,649
   Warrants issued in connection with issuance of preferred
     stock                                                       -     (741,168)          -               -               -
   Net loss                                                      -            -           -      (1,815,750)     (1,815,750)
                                                           -------  -----------    --------    ------------    ------------
BALANCE, December 31, 2000                                 $76,491  $18,391,083    $(52,000)   $(20,668,202)   $   (188,426)
                                                           =======  ===========    ========    ============    ============




The accompanying notes are an integral part of these statements.

                                      F-5b

A-Fem Medical Corporation

Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999



                                                                                            2000            1999
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(1,815,750)   $(2,494,167)
   Adjustments to reconcile net loss to net cash flows used in operating activities-
     Depreciation and amortization                                                          96,716        126,581
     Loss (gain) on disposal of assets                                                      (8,060)           362
     Other noncash income                                                                   (3,483)        (3,482)
     Other noncash expense                                                                   4,388         32,655
     Changes in operating assets and liabilities:
       Accounts receivable                                                                  (4,368)        31,613
       Inventories                                                                          24,085          5,274
       Prepaid expenses                                                                      6,126        170,954
       Accounts payable                                                                     82,662       (235,370)
       Accrued expenses                                                                     14,288          9,721
       Accrued salaries and benefits                                                        11,727        (53,537)
       Deferred income                                                                      30,000              -
                                                                                       -----------    -----------
                  Net cash used in operating activities                                 (1,561,669)    (2,409,396)
                                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and leasehold improvements                              (9,393)       (61,183)
   Net proceeds from sale of equipment                                                     199,546            825
   Other assets                                                                            (30,482)         3,595
                                                                                       -----------    -----------
                  Net cash provided by (used in) investing activities                      159,671        (56,763)
                                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                                                   50,000        137,025
   Net proceeds from sale of preferred stock, net of offering costs                        994,649      2,278,232
   Repayments on capital lease obligations                                                 (15,852)      (188,622)
   Payments on note payable                                                                (50,000)             -
                                                                                       -----------    -----------
                  Net cash provided by financing activities                                978,797      2,226,635
                                                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (423,201)      (239,524)

CASH AND CASH EQUIVALENTS, beginning of period                                             428,845        668,369
                                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                               $     5,644    $   428,845
                                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
   Settlement of lease obligation and prepaid expenses                                 $    10,973              -

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Total cash paid for interest                                                        $    42,182    $    69,561




The accompanying notes are an integral part of these statements.

A-Fem Medical Corporation

Notes to Financial Statements
December 31, 2000 and 1999

1.     Organization of the Company and Significant Accounting Policies
       ---------------------------------------------------------------

Organization

A-Fem Medical Corporation (the Company or A-Fem) is a medical technology company with multiple product platforms targeting women's health needs. A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its RapidoSense(R) diagnostic tests and the third based on its Padkit(R) Sample Collection System. A-Fem currently markets the inSync(R) miniform as an alternative to tampons, pads and liners for light flow, or in combination for heavier flow protection. The Padkit(R), currently in clinical trials, utilizes a miniform as a noninvasive sample collection method for use in testing for certain cancers and sexually transmitted and infectious diseases. A-Fem has also entered into several joint relationships to develop point-of-care diagnostic products that provide quantified results using its proprietary RapidoSense(R) technology.

Going Concern Uncertainty

The Company has experienced significant operating losses during the years ended December 31, 2000 and 1999 and has continued to incur losses into the first quarter of 2001. Further, the Company has not generated significant revenues. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investment commitments in its preferred and common stock of approximately $1.0 million and $2.4 million during 2000 and 1999, respectively, net of issuance expenses. However, there can be no assurance that the Company's efforts to raise additional funding or enter into a strategic alliance will be successful. If the company is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient profitable sales revenues, management may be required to curtail the Company's product development, marketing activities and other operations and the Company may be forced to cease operations.

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

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. For the year ended December 31, 2000, sales to four customers accounted for all of the Company's total sales. For the year ended December 31, 1999, sales to one customer amounted to approximately 18 percent of total sales.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated net realizable value.

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

Patents

Patent costs are capitalized and amortized by the straight-line method over a 17-year period beginning with the date the patent is granted. Total accumulated amortization for these patents was $23,629 and $22,052 as of December 31, 2000 and 1999, respectively.

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

Advertising Costs

Advertising costs, which are included in sales and marketing expense, are expensed when the advertising first takes place. Advertising expense was zero and $41,934 in 2000 and 1999, respectively.

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

                                               2000                                1999
                                 -------------------------------    ---------------------------------
                                                            Per                                 Per
                                                           Share                                Share
                                   Income        Shares    Amount     Income        Shares      Amount
                                 -----------   ---------   -----    -----------    ---------    -----
Basic EPS:
   Loss available to Common
     Shareholders                $(1,815,750)  9,584,138   $(.19)   $(2,494,167)   9,520,249    $(.26)

Effect of dilutive securities:
   Stock options                           -           -    -                 -            -       -
                                 -----------   ---------   -----    -----------    ---------    -----
Diluted EPS:
   Loss available to Common
     Shareholders                $(1,815,750)  9,584,138   $(.19)   $(2,494,167)   9,520,249    $(.26)
                                 ===========   =========   ======   ===========    =========    =====

At December 31, 2000 and 1999, the Company had options and warrants outstanding covering 5,318,862 and 5,906,144, respectively, of the Company's common stock not included in the above calculations since they would have been antidilutive. In addition, at December 31, 2000 and 1999, the Company had 7,492,135 and 6,971,305 shares, respectively, issuable pursuant to the Company's convertible preferred stock and warrants outstanding covering 1,204,012 and 790,064 shares, respectively, of the Company's convertible preferred stock that were not included as they would have been antidilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which established accounting and reporting standards for all derivative instuments. SFAS 133 will require the Company's derivative financial instruments to be recorded at fair value and reflected in income unless they are effective as hedges. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the Company's adoption of SFAS 133 until 2001. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. The adoption of SFAS 133 in 2001 is not expected to have a material effect on the Company's fiancial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.       Prepaid Expenses
         ----------------

Prepaid expenses consisted of the following components at December 31:

                                         2000      1999
                                      ---------  ---------
Deposits refundable                   $  44,913  $  56,177
Prepaid rent                             11,124     16,852
Other prepaid expenses                    9,125     13,620
                                      ---------  ---------
                                      $  65,162  $  86,649
                                      =========  =========

3.     Inventories
       -----------

Inventories consisted of the following components at December 31:

                                         2000      1999
                                      ---------  ---------
Raw materials                         $  39,727  $  40,629
Work-in-process                               -          -
Finished goods                            1,769     24,952
                                      ---------  ---------
                                      $  41,496  $  65,581
                                      =========  =========

4.     Property, Equipment and Leasehold Improvements
       ----------------------------------------------
                                                         2000        1999
                                                      ----------  ----------

Property                                              $   37,099  $   37,099
Equipment                                                890,682   1,131,762
Leasehold improvements                                   117,151     117,151
                                                      ----------  ----------
                                                       1,044,932   1,286,012
Less- Accumulated depreciation and amortization         (681,392)   (640,331)
                                                      ----------  ----------
Net property, equipment and leasehold improvements    $  363,540  $  645,681
                                                      ==========  ==========


Included in the above table are amounts relating to assets utilized under capital leases which had a net book value of $34,348 and $228,100 at December 31, 2000 and 1999, respectively.

5.       Accrued Expenses
         ----------------

Accrued expenses consisted of the following components at December 31:

                                         2000      1999
                                      ---------  ---------
          Loan fee                    $  50,000  $  50,000
          Professional fees              48,084     27,859
          Other                               -      5,937
                                      ---------  ---------
                                      $  98,084  $  83,796
                                      =========  =========


6.     Financing Arrangements
       ----------------------

Note Payable

During 1998, A-Fem entered into a note payable with an investor in the amount of $450,000 (the Agreement). The Agreement was collateralized by a one-half security interest in a licensing agreement between a major manufacturer and the Company (Note 10). The Agreement is now unsecured. The Agreement requires monthly interest payments, at a fixed interest rate of 9.5 percent. The balance, plus a $50,000 loan fee, was payable one year from the date of the agreement, April 13, 1999. The loan fee was accrued over the original term of the Agreement. In March 2000, the investor agreed to extend the due date of the Agreement by one year. The total interest expense on this note for 2000 and 1999 was $42,182 and $69,561, respectively, including zero and $16,667, respectively, for accrual of the loan fee.

Capital Leases

Certain collateralized equipment is leased by the Company, which obligations are reflected by the secured leases as noted below. This equipment is used for research and development of new products and for manufacturing and production of the miniform.

Future minimum lease payments under capital leases as of December 31 are as follows:

           2001 total minimum lease payments                $   4,778
           Less: amount representing interest                    (188)
                                                            ---------
           Present value of minimum lease payments          $   4,590
                                                            =========

7.     Stockholders' Equity
       --------------------

Preferred Stock

During the year ended December 31, 1998, the Company amended its Articles of Incorporation in order to authorize 10,000,000 shares of preferred stock having a par value of $.01 per share. The Company authorized the first series for up to 8,200,000 of the total authorized shares, of which 7,492,135 shares have been issued. These shares, designated as Series A Convertible Preferred Stock (the Preferred Stock), are nonredeemable, voting shares. The Preferred Stock is convertible at any time into shares of common stock on a one-for-one basis. The Preferred Stock has priority over other classes of capital stock with respect to dividends and upon liquidation.

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

Common Stock Options

On April 21, 1998, the Company granted nonstatutory stock options to the new Chief Executive Officer of the Company exercisable for 1,700,000 shares of the Company's common stock at an exercise price of $2.06 per share. At December 31, 2000, 487,500 of the granted options were exercisable with the remaining options vesting over the next seven years. The options expire ten years from the date of grant. Additionally, at December 31, 2000 the Company has options outstanding exercisable for 495,833 shares of the Company's common stock. The options are fully vested and expire on 2002 to 2004.

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

Activity under the Incentive Plan as well as other issuances is summarized as follows:

                                                               Weighted Average
                                              Shares Subject    Exercise Price
                                                to Options        Per Share
                                              --------------    --------------

             Balance at December 31, 1998         3,738,611         $2.66
                Options granted                     570,833          2.77
                Options canceled                   (831,956)         2.81
                                                  ---------         -----
             Balance at December 31, 1999         3,477,488          2.55
                Options granted                     402,500          0.85
                Options canceled                   (154,065)         2.91
                                                  ---------         -----
             Balance at December 31, 2000         3,725,923         $2.54
                                                  =========         =====


Of the outstanding options at December 31, 2000 and 1999, 1,247,340 and 963,905, respectively, were qualified stock options and 282,750 and 242,750, respectively, were nonqualified stock options. The options are exercisable for shares of the Company's Common Stock. Outstanding options and rights expire on various dates through November 2008. The number of shares available for grant under the Incentive Plan were 522,130 and 660,643 at December 31, 2000 and 1999, respectively.

The following table summarizes information about stock options outstanding at December 31, 2000:

                         Options Outstanding                                     Options Exercisable
-----------------------------------------------------------------         ------------------------------
                                        Weighted                            Number of
                      Number             Average         Weighted             Shares            Weighted
     Range of     Outstanding at        Remaining        Average          Exercisable at         Average
     Exercise      December 31,        Contractual       Exercise          December 31,        Exercise
      Prices           2000           Life - Years        Price                2000              Price
  ------------     -------------      ------------       --------         --------------       ---------
  $0.78 - 1.00          392,500           9.89            $0.80                 10,000            $1.00
   1.75 - 2.88        2,572,955           5.15             2.18                877,854             2.00
   3.00 - 4.69          610,468           5.10             3.42                610,468             3.27
   5.13                 150,000           3.84             5.13                150,000             5.13
  ------------        ---------           ----            -----              ---------            -----
  $0.78 - 5.13        3,725,923           4.21            $2.54              1,648,322            $2.75
  ============        =========           ====            =====              =========            =====

At December 31, 1999, 1,614,222 options were exercisable at a weighted average exercise price of $2.81 per share.

Common Stock Warrants

As of December 31, 2000, warrants for a total of 1,592,939 shares of Common Stock had been awarded. The warrants may be exercised for shares of the Company's Common Stock. The following summarizes outstanding warrants for shares of the Company's Common Stock:

                                                 Shares         Weighted Average
                                               Subject to        Exercise Price
                                                Warrants           Per Share

   Balance at December 31, 1998                   2,520,006          $2.34
      Warrants granted                                    -              -
      Warrants canceled                                   -              -
      Warrants exercised                            (91,350)          1.50
                                                  ---------          ------
   Balance at December 31, 1999                   2,428,656           2.37
      Warrants granted                                    -             -
      Warrants canceled                            (802,384)          1.54
      Warrants exercised                            (33,333)          1.50
                                                  ---------          -----
   Balance at December 31, 2000                   1,592,939          $2.81
                                                  =========          =====

   Number exercisable at December 31, 2000        1,592,939          $2.81


During the years ended December 31, 2000 and 1999, the Company extended the exercise date of warrants for 33,333 and 141,350 shares, respectively, of the Company's Common Stock previously granted to various investors in the Company. The warrants are exercisable at a price of $1.50 per share and expire in 2005 and 2004, respectively, five years from the date of the extension.

Preferred Stock Warrants

During 2000, the Company awarded warrants for a total of 413,948 shares of the Company's Preferred Stock. During 1999, the Company awarded warrants for a total of 305,864 shares of the Company's Preferred Stock. The warrants may be exercised for shares of the Company's Preferred Stock. As of December 31, 2000, warrants for 1,204,012 preferred shares were granted and outstanding with a weighted average exercise price of $.39 per share. The warrants vest two years from the date of issuance.

Statement of Financial Accounting Standards No. 123

During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income or loss and, if presented, earnings or loss per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:
                                                   For the Year Ended
                                                      December 31,
                                                  2000            1999
                                                --------        --------

   Average risk-free interest rate                5.22%           5.85%
   Expected dividend yield                         -               -
   Expected lives                               6 years          6 years
   Expected volatility                          125.00%          108.80%

Using the Black-Scholes methodology, the total value of options and warrants granted during 2000 and 1999 was $331,121 and $1,120,818, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 2000 and 1999 was $0.76 and $1.57 per share, respectively. If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                   2000                        1999
                       ------------------------    ------------------------
                       As Reported    Pro Forma    As Reported    Pro Forma

   Net loss            $(1,815,750)   $(3,400,415)   $(2,494,167) $(4,329,973)
   Net loss per share      (.19)          (.35)          (.26)        (.45)


While additional awards are anticipated in future years, the effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

8.     Income Taxes
       ------------

As of December 31, 2000, the Company had federal net operating loss (NOL) carryforwards of approximately $23 million. If not applied against future taxable income, the federal NOL carryforwards will expire in the years 2002 through 2020. Changes in the Company's ownership may cause an annual limitation on the amount of carryforwards that can be utilized. As of December 31, 2000 and 1999, the Company had net deferred tax assets of approximately $9.3 million and $8.4 million, respectively, primarily resulting from NOL carryforwards. In accordance with SFAS 109, at December 31, 2000 and 1999 a valuation allowance was recorded to reduce the net deferred tax assets to zero.

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                   2000         1999
                                                               -----------  -----------
   Components of deferred tax assets-
      Accrued salaries and benefits                            $    34,287  $    25,852
      Accrued expenses                                              27,940       22,196
      Deferred income                                               11,490            -
      Net operating loss and other tax credit carryforwards      9,197,293    8,440,058
                                                               -----------  -----------
   Total deferred tax assets                                     9,271,010    8,488,106

   Components of deferred tax liability:
      Fixed assets                                                 (93,118)     (80,024)

   Valuation allowance                                          (9,177,892)  (8,408,082)
                                                               -----------  -----------
   Net asset                                                   $         -  $         -
                                                               ===========  ===========

The reconciliation between the effective tax rate and the statutory federal tax rate on net loss as a percentage is as follows for the years ending December 31:

                                                  2000        1999
                                                  ------     ------

   Statutory federal income tax rate               34.0       34.0
   State taxes, net of federal tax benefit          4.3        4.3
   Effect of change in valuation allowance        (38.3)     (38.3)
                                                  ------     ------
                                                    -          -
                                                  ======     ======

9.     Related Party Transactions

As of December 31, 2000, the Company's Vice-Chairman of the Board and Secretary, had an outstanding balance of approximately $69,000 on a loan from the Company. This loan was made on November 18, 1994, and the original principal balance was $52,000. Interest accrues at a rate of 6.24 percent and is capitalized. The proceeds from this loan were used to purchase shares of the Company's common stock upon exercise of a stock option and is recorded as a reduction of stockholders' equity in the accompanying balance sheet. The difference between the outstanding and original principal balance which represents interest receivable on the loan, is recorded as other receivable in the accompanying balance sheet.

10.    Commitments

Licensing Agreements

On April 28, 1997, the Company entered into a license agreement with a major manufacturer and distributor of consumer products to make, use and sell the Company's interlabial products and to use certain of the Company's trademarks. The Company received $2 million upon signing this agreement, with an additional $2 million to be received over the term of the agreement if certain milestones were achieved. The manufacturer opted not to continue with the contract.

In October 2000, the Company entered into an agreement with a medical laboratory for the sale of certain equipment. The Company received $30,000 through December 31, 2000, of a total amount of $50,000 to be paid. Per the agreement, title to the equipment does not transfer until all payments have been made. Accordingly, the $30,000 received in 2000 has been recorded as deferred income on the accompanying balance sheets as of December 31, 2000.

Operating Leases

The Company has operating leases for its corporate office, warehouse, product development and manufacturing facilities, and some office equipment. The following is a schedule by years of the Company's future minimum rental payments required under these operating leases that have lease terms in excess of one year as of December 31, 2000:

           2001                             $  28,659
           2002                                 4,491
           2003                                 4,392
           2004                                 4,392
           2005                                   732
                                            ---------
           Total minimum payments required  $  42,666
                                            =========

Rent expense for the Company's operating leases was $127,259 and $134,968 for 2000 and 1999, respectively.

11.    Subsequent Event

Subsequent to yearend, the Company held a meeting of its shareholders. At that meeting, the shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares of preferred and common stock to 25,000,000 and 75,000,000, respectively. Additionally, the shareholders approved an amendment to the Incentive Plan, authorizing an additional 1,800,000 shares of common stock to be reserved for issuance pursuant to the Incentive Plan.