Form 10QSB
period 2001-03-31
AFEM MEDICAL CORP
filed 2001-05-14
CIK 820608

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


               X    Quarterly Report pursuant to Section 13 or 15(d)
              ----  of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 2001

                    Transition Report Under Section 13 or 15(d) of the
              ----  Securities Exchange Act of 1934

                    For the transition period from       To
                                                   -----    ------


                       Commission File Number:       0-17119
                                                    ---------

                            A-Fem Medical Corporation
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

                   Nevada                                    33-0202574
    --------------------------------------              --------------------
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

As of April 30, 2001, the issuer had outstanding 9,846,558 shares of its $.01 par value Common Stock.

Transitional Small Business Disclosure Format: (Check one)   Yes      No  X
                                                                ----    ----

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

Item 1.  Financial Statements

                            A-Fem Medical Corporation
                                 BALANCE SHEETS
                                                                                  As of
                                                                         March 31,      December 31,
                                                                            2001            2000
                                                                        ----------      ----------
ASSETS                                                                   (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                $ 2,380         $ 5,644
  Accounts receivable                                                       12,373          10,990
  Other receivables                                                         18,028          17,158
  Inventory                                                                 38,574          41,496
  Prepaids and other                                                        52,548          65,162
                                                                        ----------      ----------
     Total current assets                                                  123,903         140,450

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                               986,967       1,044,932
  Less:  accumulated depreciation                                         (664,984)       (681,392)
                                                                        ----------      ----------
                                                                           321,983         363,540

PATENTS and LICENSES, net                                                   83,211          83,605
                                                                        ----------      ----------
     Total assets                                                       $  529,097      $  587,595
                                                                        ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Short-term notes payable                                               $  48,500       $       0
  Accounts payable                                                         271,590         146,763
  Current portion of capital lease obligation                                3,060           4,590
  Accrued expenses                                                          71,962          98,084
  Accrued salaries and related liabilities                                 229,986          96,584
  Deferred Income                                                                0          30,000
  Note payable - related party                                             400,000         400,000
                                                                        ----------      ----------
     Total current liabilities                                           1,025,098         776,021
                                                                        ----------      ----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Series A Convertible Preferred Stock, $0.01 par value; authorized
    9,750,000 shares; issued 7,492,135 and 7,492,135 shares at
    March 31, 2001 and December 31, 2000, respectively                      74,921          74,921
  Common Stock, $0.01 par value; authorized 75,000,000 shares;
    issued 9,596,558 and 9,596,558 shares at March 31, 2001
    and December 31, 2000, respectively                                     95,965          95,965
  Warrants issued for Series A Convertible Preferred Stock               1,893,316       1,893,316
  Warrants issued for common stock                                          76,491          76,491
  Additional paid-in capital                                            18,391,083      18,391,083
  Loan receivable-officers and directors                                   (52,000)        (52,000)
  Accumulated deficit                                                  (20,975,777)    (20,668,202)
                                                                        ----------      ----------
     Total stockholders' equity (deficit)                                 (496,001)       (188,426)
                                                                        ----------      ----------
     Total liabilities and stockholders' equity (deficit)               $  529,097      $  587,595
                                                                        ==========      ==========

The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                    For The Three Months
                                                       Ended March 31,
                                                 --------------------------
                                                     2001          2000
                                                 -----------    -----------
Sales, net                                       $    4,289         $9,324
Cost of sales                                        49,422         63,373
                                                 -----------    -----------
               Gross margin                         (45,133)       (54,049)

Operating Expenses:
     Research and development                       106,004        201,085
     Marketing and selling                           11,814         16,602
     General and administrative                     166,153        199,075
                                                 -----------    -----------
          Total operating expenses                  283,971        416,762
                                                 -----------    -----------

Net operating loss                                 (329,104)      (470,811)
                                                 -----------    -----------

Other income                                         21,529         41,872
                                                 -----------    -----------

Net loss                                         $ (307,575)    $ (428,939)
                                                 ===========    ===========

Basic and diluted net loss per share             $    (0.03)    $    (0.04)
                                                 ===========    ===========

Weighted average common shares outstanding         9,596,558      9,563,225
                                                 ===========    ===========

The accompanying notes are an integral part of the statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                                                  For The Three Months
                                                                                     Ended March 31,
                                                                            ----------------------------------
                                                                                2001                  2000
                                                                            ------------          ------------
Cash Flows From Operating Activities:
Net loss                                                                    $  (307,575)          $  (428,939)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                  22,526                24,960
  (Gain) loss on disposal of assets                                             (30,575)               (8,060)
  Other non-cash expenses                                                             -                 7,944
  Other non-cash income                                                            (870)                 (871)
  Changes in working capital:
       Accounts receivable                                                       (1,383)                1,521
       Inventory                                                                  2,922                10,486
       Prepaid expenses and other                                                12,614                   (98)
       Accounts payable                                                         124,827                25,739
       Accrued expenses                                                         (26,122)              (14,597)
       Accrued salaries and related liabilities                                 133,402                20,829
                                                                            ------------          ------------
         Net cash used in operating activities                                  (70,234)             (361,086)

Cash Flows From Investing Activities:
  Net proceeds from sale of equipment                                            20,000               204,456
  Other assets                                                                        -               ( 9,185)
                                                                            ------------          ------------
         Net cash provided by (used in) investing activities                     20,000               195,271

Cash Flows From Financing Activities:
  Net repayments of lease obligations                                            (1,530)              (21,112)
  Net proceeds from sale of common and preferred stock, exercise of
   options and warrants, net of expenses                                              -               499,012
  Proceeds from short-term notes payable                                         48,500                     -
                                                                            ------------          ------------
         Net cash provided by financing activities                               46,970               477,900
Net Increase (Decrease) in Cash and Cash Equivalents                             (3,264)              312,085

Cash and Cash Equivalents, beginning of period                                    5,644               428,845
                                                                            ------------          ------------

Cash and Cash Equivalents, end of period                                    $     2,380           $   740,930
                                                                            ============          ============

The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

Organization of the Company and Significant Accounting Policies

Organization
------------

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


Going Concern Uncertainty
-------------------------

         The Company experienced significant operating losses during the year ended December 31, 2000 and has continued to incur losses for first quarter of 2001. Further, the Company has not generated significant revenues. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investment commitments in its preferred and common stock of approximately $1.0 million during 2000, net of issuance expenses. However, there can be no assurance that the Company's efforts to raise additional funding or enter into a strategic alliance will be successful. If the company is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient profitable sales revenues, management will likely be required to curtail the Company's product development, marketing activities and other operations and the Company will likely be forced to cease operations.

Basis of Presentation
---------------------

         The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by A-Fem pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although A-Fem believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in A-Fem's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Net Loss Per Share
------------------

         Basic and diluted loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Loss per share is calculated using the weighted average number of common shares outstanding for the period. A net loss was reported in each of the quarters ended March 31, 2001 and 2000. Stock options for the purchase of 3,725,923 and 3,490,130 shares at March 31, 2001 and 2000, respectively, and warrants for the purchase of 1,592,939 and 2,363,906 shares at March 31, 2001 and 2000, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at March 31, 2001 were not included in loss per share calculations because to do so would have been anti-dilutive.

Recent Accounting Pronouncements
--------------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which established accounting and reporting standards for all derivative instruments. SFAS 133 will require the Company's derivative financial instruments to be recorded at fair value and reflected in income unless they are effective as hedges. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the Company's adoption of SFAS 133 until 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which amended certain guidance within SFAS 133. The Company does not have any derivative instruments and does not engage in hedging activities. Therefore, the adoption of SFAS 133 in 2001 did not have any effect on the Company's financial position or results of operations.

Reclassifications
-----------------

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

         A-Fem continued to experience operating losses during the year ended December 31, 2000 and the quarter ended March 31, 2001 and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital through the sale of equity securities and by licensing its Rapid-Sense technology, and to seek partnering opportunities for the inSync miniform. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $1.1 million during 2000.

         A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management will likely be required to further curtail A-Fem's product development, marketing activities and other operations, and A-Fem will likely cease operations.

Results of Operations

         Net sales for the quarter ended March 31, 2001, were approximately $4,000, as compared to approximately $9,000 for the quarter ended March 31, 2000. This decrease was the result of decreased levels of promotional support for the inSync miniform as compared to the levels maintained during the prior year.

         Marketing and selling expense for the first quarter of 2001 was approximately $12,000, as compared to approximately $17,000 for the quarter ended March 31, 2000. This decrease resulted from reductions in consumer advertising and promotional support for the inSync miniform.

         Research and development expense for the quarter ended March 31, 2001, was approximately $106,000, as compared to approximately $201,000 for the same quarter of the prior year. This decrease is primarily attributable to a decrease in development costs related to Rapid-Sense, and the postponement of expenses associated with the PadKit clinical studies.

         General and administrative expense was approximately $166,000 for the quarter ended March 31, 2001, as compared to approximately $199,000 for the same period in the prior year. This decrease resulted from a reduction in professional fees, and a decrease in travel expense.

         A-Fem's operating loss for the quarter ended March 31, 2001, was approximately $329,000 as compared to approximately $471,000 for the same quarter of the prior year. This decrease resulted from lower expenses in all operating departments in 2001 as compared to the expenses in 2000 due to a continued lack of funding.

         A-Fem's other income (expense) is composed primarily of income from development contracts, interest income and interest expense. For the quarter ended March 31, 2001 other income was approximately $22,000, as compared to other income of approximately $42,000 for the same period in the prior year. The period-to-period fluctuations reflect a reduction in funds received related to development contracts for Rapid-Sense diagnostic tests in the current quarter as compared to the prior year quarter.

         A-Fem's net loss for the quarter ended March 31, 2001, was approximately $308,000, as compared to approximately $429,000 for the same period in the prior year. This decrease resulted from lower operating expenses in all operating departments in 2001 as compared to the expenses in 2000 due to continued a lack of funding.

Liquidity and Capital Resources

         As of March 31, 2001, A-Fem had cash and cash equivalents of $2,380. A-Fem's net cash position decreased by $3,264 between December 31, 2000 and March 31, 2001, as a result of funding certain operating expenses.

         A-Fem continued to experience operating losses during the year ended December 31, 2000, and in the first three months of 2001, and has never generated sufficient revenues from operations to offset expenses. A-Fem expects to continue to incur losses through 2001, because the costs of development are expected to continue to exceed income from product sales. A-Fem incurs approximately $150,000 per month of operating expenses and expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Since January 1, 2001, A-Fem has deferred payment of compensation accrued for its remaining 4 full-time employees pending receipt of additional financing. In addition, A-Fem's outstanding note payable obligation of $400,000 was due in April 2001. A-Fem plans to renegotiate this obligation. If A-Fem is not able to timely repay or renegotiate this obligation, A-Fem will be in default on this obligation.

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

         Since December 31, 2000 A-Fem has financed its operations through bridge loans and small equity investments while it seeks significant additional equity financing. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $2.4 million during 1999 and $1.1 million during 2000. Since the third quarter of 1998, substantially all such sales have been made to clients of a single investment advisor. A-Fem anticipates that no further funds will be available from this source and that A-Fem will have to find alternative sources for its additional financing. A-Fem has engaged an investment banker to pursue alternative sources of additional funding. A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

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

Forward-Looking Statements

         Certain statements in this Form 10-QSB contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

         Forward-looking statements contained in this Form 10-QSB relate to the Company's plans and expectations as to: need for additional financing; need to find new sources of financing; results of financing efforts; need for regulatory approvals; continuing operating losses; lack of revenues from products; market acceptance risks; results of product development; the impact of competitive products and pricing; and the effect of economic conditions generally and within the medical technology industry.

         Forward-looking statements contained in this Form 10-QSB relate to the Company's plans and expectations as to: the possibility that the Company may not obtain needed additional financing; the possibility that the Company's products may not receive needed regulatory approvals; the risk that the Company's products may not receive market acceptance; the possibility that the Company's products development efforts may not produce desired results; the risk that competitive products may have an adverse impact on the Company's products; and the risk that economic conditions generally or in the medical technology industry could have an adverse effect on the Company.

                           PART II - OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

         On April 19, 2001, the Company issued 250,000 shares of Common Stock and plans to issue warrants to purchase an additional 25,000 shares of Common Stock at an exercise price of $.40 per share to one investor, Robert E. Hartman, for aggregate consideration of approximately $100,000. The warrants are immediately exercisable and expire 5 years after the date issued. Mr. Hartman has represented that he is an "accredited investor" within the meaning of Rule 501(a) of the Securities Act. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  See Exhibit Index.

         b)       Reports on Form 8-K

                  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        A-FEM MEDICAL CORPORATION


Date:  May 11, 2001
                                        /s/ Steven T. Frankel
                                        -------------------------------------
                                        Steven T. Frankel
                                        President and Chief Executive Officer





                                        /s/ Martin Harvey
                                        -------------------------------------
                                        Martin Harvey
                                        Controller

                                  EXHIBIT INDEX


       Exhibit No.          Description
       -----------

           3.1              Amended and Restated Articles of Incorporation(1)
           3.2              Amended and Restated Bylaws(2)
           11.1             Statement re: computation of per share earnings


(1) Incorporated by reference to the exhibits to A-Fem's annual report on Form 10-KSB for the year ended December 31, 2000.
(2) Incorporated by reference to the exhibits to A-Fem's annual report on Form 10-KSB/A for the year ended December 31, 1999.