Form 10QSB
period 2001-06-30
AFEM MEDICAL CORP
filed 2001-08-20
CIK 820608

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


               X     Quarterly Report pursuant to Section 13 or 15(d)
             -----   of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001

                      Transition Report Under Section 13 or 15(d) of the
             -----    Securities Exchange Act of 1934


                      For the transition period from          To
                                                       -----      ------


                      Commission File Number:               0-17119
                                                          -----------

                            A-Fem Medical Corporation
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

                    Nevada                                   33-0202574
     --------------------------------------            -------------------
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

As of July 24, 2001, the issuer had outstanding 9,846,558 shares of its $.01 par value Common Stock.

       Transitional Small Business Disclosure Format: (Check one) Yes    No X
                                                                     ----  ----

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

Item 1.  Financial Statements

                            A-Fem Medical Corporation
                                 BALANCE SHEETS
                                                                                               As of
                                                                                   June 30,             December 31,
                                                                                     2001                   2000
                                                                            ---------------------   ---------------------
ASSETS                                                                            (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                         $ 1,762               $ 5,644
     Accounts receivable                                                                 1,192                10,990
     Other receivables                                                                  18,899                17,158
     Inventory                                                                          37,504                41,496
     Prepaids and other                                                                 28,369                65,162
                                                                            ---------------------   ---------------------
          Total current assets                                                          87,726               140,450

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                                           986,967             1,044,932
     Less:  accumulated depreciation                                                 (681,987)             (681,392)
                                                                            ---------------------   ---------------------
                                                                                       304,980               363,540

PATENTS and LICENSES, net                                                               82,817                83,605
                                                                            ---------------------   ---------------------
          Total assets                                                               $ 475,523              $587,595
                                                                            =====================   =====================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Short-term notes payable                                                        $  48,500        $            0
     Accounts payable                                                                  306,129               146,763
     Capital lease obligation                                                            2,027                 4,590
     Accrued expenses                                                                   51,911                98,084
     Accrued salaries and related liabilities                                          330,778                96,584
     Deferred Income                                                                         0                30,000
     Note payable - related party                                                      400,000               400,000
                                                                            ---------------------   ---------------------
          Total current liabilities                                                  1,139,345               776,021
                                                                            ---------------------   ---------------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Series A Convertible Preferred Stock, $0.01 par value; authorized
        9,750,000 shares; issued 7,492,135 and 7,492,135 shares at
        June 30, 2001 and December 31, 2000, respectively                              74,921                74,921
     Common Stock, $0.01 par value; authorized 75,000,000 shares;
        issued 9,846,558 and 9,596,558 shares at June 30, 2001
        and December 31, 2000, respectively                                             98,465                95,965
     Warrants issued for Series A Convertible Preferred Stock                        1,893,316             1,893,316
     Warrants issued for common stock                                                   76,491                76,491
     Additional paid-in capital                                                     18,488,583            18,391,083
     Loan receivable-officers and directors
                                                                                      (52,000)              (52,000)
     Accumulated deficit                                                          (21,243,598)          (20,668,202)
                                                                            ---------------------   ---------------------
          Total stockholders' equity (deficit)                                       (663,822)             (188,426)
                                                                            ---------------------   ---------------------
          Total liabilities and stockholders' equity (deficit)                       $ 475,523             $ 587,595
                                                                            =====================   =====================


The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                             For The Three Months                      For The Six Months
                                                Ended June 30,                           Ended June 30,
                                    ---------------------------------------  -------------------------------------------
                                           2001                2000                 2001                   2000
                                    ------------------  -------------------  --------------------   --------------------
Sales, net                                 $ 3,591             $ 9,073              $ 7,880               $ 18,397
Cost of sales                               21,036              54,548               70,458                117,921
                                    ------------------  -------------------  --------------------   --------------------
               Gross Margin                (17,445)            (45,475)             (62,578)               (99,524)

Operating expenses:
     Research and development               56,503             207,607              162,507                408,692
     Marketing and selling                   1,735               5,605               13,549                 22,207
     General and administrative            183,124             219,826              349,277                418,901
                                    ------------------  -------------------  --------------------   --------------------
          Total operating expenses         241,362             433,038              525,333                849,800
                                    ------------------  -------------------  --------------------   --------------------

Net operating loss                        (258,807)           (478,513)            (587,911)              (949,324)
                                    ------------------  -------------------  --------------------   --------------------

Other income (expense)                      (9,014)             38,734               12,515                 80,606
                                    ------------------  -------------------  --------------------   --------------------

Net loss                                  (267,821)           (439,779)            (575,396)              (868,718)
                                    ==================  ===================  ====================   ====================

Basic and diluted net loss per share      $ (0.03)            $ (0.05)              $ (0.06)               $ (0.09)
                                    ==================  ===================  ====================   ====================

Weighted average common shares
outstanding                             9,805,349           9,579,708             9,648,613              9,567,335
                                    ==================  ===================  ====================   ====================

The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                                                            For The Six Months
                                                                                              Ended June 30,
                                                                                  ---------------------------------------
                                                                                      2001                  2000
                                                                                  -----------------     -----------------
    Cash Flows From Operating Activities:
    Net loss                                                                      $   (575,396)         $   (868,718)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  39,923                49,081
         Gain on disposal of assets                                                    (30,575)               (8,060)
         Other non-cash expenses                                                             -                10,853
         Other non-cash income                                                          (1,741)               (1,742)
         Changes in working capital:
              Accounts receivable                                                        9,798               (38,318)
              Inventory                                                                  3,992                12,637
              Prepaid expenses and other                                                36,793                 3,112
              Accounts payable                                                         159,366               (29,215)
              Accrued expenses                                                         (46,173)              (13,252)
              Accrued salaries and related liabilities                                 234,194                15,563
                                                                                  -----------------     -----------------
                   Net cash used in operating activities                              (169,819)             (868,059)

    Cash Flows From Investing Activities:
       Purchase of equipment, furniture and leaseholds                                       -                (8,357)
       Net proceeds from sale of equipment                                              20,000               204,456
         Other assets                                                                        -              ( 30,482)
                                                                                  -----------------     -----------------
                   Net cash provided by investing activities                            20,000               165,617

    Cash Flows From Financing Activities:
         Net repayments of lease obligations                                            (2,563)              (28,160)
         Net repayments of note payable                                                      -               (50,000)
         Net proceeds from sale of common and preferred stock, exercise of
          options and warrants, net of expenses                                        100,000               548,375
         Proceeds from short-term notes payable                                         48,500                     -
                                                                                  -----------------     -----------------
                   Net cash provided by financing activities                           145,937               470,215
    Net Decrease in Cash and Cash Equivalents                                           (3,882)             (232,227)

    Cash and Cash Equivalents, beginning of period                                       5,644               428,845
                                                                                  -----------------     -----------------

    Cash and Cash Equivalents, end of period                                       $     1,762           $   196,618
                                                                                  =================     =================

The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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


Going Concern Uncertainty
-------------------------

         The Company experienced significant operating losses during the year ended December 31, 2000 and has continued to incur losses for first half of 2001. Further, the Company has not generated significant revenues. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investment commitments in its preferred and common stock of approximately $1.1 million during 2000, net of issuance expenses. However, there can be no assurance that the Company's efforts to raise additional funding or enter into a strategic alliance will be successful. If the company is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient profitable sales revenues, management will likely be required to curtail the Company's product development, marketing activities and other operations and the Company will likely be forced to cease operations.

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

Net Loss Per Share
------------------

         Basic and diluted net loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Loss per share is calculated using the weighted average number of common shares outstanding for the period. A net loss was reported in each of the quarters and six-month periods ended June 30, 2001 and 2000. Stock options for the purchase of 3,456,289 and 3,490,484 shares at June 30, 2001 and 2000, respectively, and warrants for the purchase of 1,575,339 and 1,593,939 shares at June 30, 2001 and 2000, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at June 30, 2001 were not included in loss per share calculations because to do so would have been anti-dilutive.

Recent Accounting Pronouncements
--------------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which established accounting and reporting standards for all derivative instruments. SFAS 133 requires derivative financial instruments to be recorded at fair value and reflected in income unless they are effective hedges. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which amended certain guidance within SFAS 133. The Company does not have any derivative instruments and does not engage in hedging activities. Therefore, the adoption of SFAS 133 in 2001 did not have any effect on the Company's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal year 2002. The Company does not expect that the adoption of either SFAS 141 or SFAS 142 to have a significant impact on the financial condition or results of operations of the Company.

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

         During the first half of 2000, A-Fem shifted the emphasis of its technology development efforts to focus on the PadKit, and will continue Rapid-Sense technology development solely for third-party development contracts. A-Fem has been evaluating alternative product strategies for the PadKit that will affect the magnitude of PadKit clinical studies to be undertaken. Results from initial clinical trials revealed additional product claims were possible for the PadKit, and larger and more complex clinical studies would be required to support such claims. In addition to seeking funding to support additional clinical studies, A-Fem will seek strategic partnerships for the PadKit.

         A-Fem continued to experience operating losses during the year ended December 31, 2000 and the first half of 2001, and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital through the sale of equity securities and by licensing its Rapid-Sense technology, and to seek partnering opportunities for the inSync miniform. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $1.1 million during 2000.

         During the quarter ended June 30, 2001, A-Fem significantly curtailed its product development, marketing activities and other operations to reduce expenses pending the receipt of significant additional funding. A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management will likely be required to further curtail A-Fem's product development, marketing activities and other operations, and A-Fem will likely cease operations.

Results of Operations

         Net sales for the quarter ended June 30, 2001, were approximately $4,000, as compared to approximately $9,000 for the quarter ended June 30, 2000. For the six-month period ended June 30, 2001, net sales were approximately $8,000, as compared to approximately $18,000 for the same period in 2000. This decrease was the result of decreased levels of promotional support for the inSync miniform as compared to the levels maintained during the prior year.

         Marketing and selling expense for the second quarter of 2001 was approximately $2,000, as compared to approximately $6,000 for the quarter ended June 30, 2000. For the six-month period ended June 30, 2001, marketing and selling expense was approximately $14,000, as compared to approximately $22,000 for the same period in 2000. This decrease resulted from reductions in consumer advertising and promotional support for the inSync miniform.

         Research and development expense for the quarter ended June 30, 2001, was approximately $57,000, as compared to approximately $208,000 for the same quarter of the prior year. For the six-month period ended June 30, 2001, research and development expense was approximately $163,000, as compared to approximately $409,000 for the same period in 2000. This decrease is primarily attributable to a decrease in development costs related to Rapid-Sense, and the postponement of expenses associated with the PadKit clinical studies.

         General and administrative expense was approximately $183,000 for the quarter ended June 30, 2001, as compared to approximately $220,000 for the same period in the prior year. For the six-month period ended June 30, 2001, general and administrative expense was approximately $349,000, as compared to approximately $419,000 for the same period in 2000. This decrease resulted from a reduction in professional fees and a decrease in travel expense.

         A-Fem's operating loss for the quarter ended June 30, 2001, was approximately $259,000 as compared to approximately $479,000 for the same quarter of the prior year. For the six-month period ended June 30, 2001, the operating loss was approximately $588,000, as compared to approximately $949,000 for the same period in 2000. This decrease resulted from lower expenses in all operating departments in 2001 as compared to the expenses in 2000 due to the continued lack of funding.

         A-Fem's other income (expense) is composed primarily of income from development contracts, interest income and interest expense. For the quarter ended June 30, 2001 other expense was approximately $9,000, as compared to other income of approximately $39,000 for the same period in the prior year. For the six-month period ended June 30, 2001, the other income was approximately $13,000, as compared to other income of approximately $81,000 for the same period in 2000. The period-to-period fluctuations reflect a reduction in funds received related to development contracts for Rapid-Sense diagnostic tests in the current quarter as compared to the prior year quarter.

         A-Fem's net loss for the quarter ended June 30, 2001, was approximately $268,000, as compared to approximately $440,000 for the same period in the prior year. For the six-month period ended June 30, 2001, the net loss was approximately $575,000, as compared to approximately $869,000 for the same period in 2000. This decrease resulted from lower expenses in all operating departments in 2001 as compared to the expenses in 2000 due to the continued lack of funding.



Liquidity and Capital Resources

         As of June 30, 2001, A-Fem had cash and cash equivalents of $1,762. A-Fem's net cash position decreased by $3,882 between December 31, 2000 and June 30, 2001, as a result of funding certain operating expenses.

         A-Fem continued to experience operating losses during the year ended December 31, 2000, and in the first six months of 2001, and has never generated sufficient revenues from operations to offset expenses. A-Fem expects to continue to incur losses through 2001, because the costs of development are expected to continue to exceed income from product sales. A-Fem incurs approximately $100,000 per month of operating expenses and expects that significant additional expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Since January 1, 2001, A-Fem has significantly curtailed its operations and deferred payment of compensation accrued for its remaining full-time employees pending receipt of additional financing. In addition, A-Fem's outstanding note payable obligation of $400,000 was due in April 2001. A-Fem plans to renegotiate the obligation. If A-Fem is not able to timely repay or renegotiate this obligation, A-Fem will be in default on this obligation.

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



                           PART II - OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

         On August 15, 2001, the Company issued 250,000 shares of Common Stock and agreed to issue warrants to purchase an additional 25,000 shares of Common Stock at an exercise price of $.20 per share to one investor, Robert E. Hartman, for aggregate consideration of $50,000. The warrants will be immediately exercisable and expire five years from the date issued. Mr. Hartman has represented that he is an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933, as amended. In issuing these securities, the Company received an exemption from the registration requirement pursuant to Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  See Exhibit Index.

         b)       Reports on Form 8-K

                  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         A-FEM MEDICAL CORPORATION


Date:  August 20, 2001
                                         /s/ Steven T. Frankel
                                         --------------------------
                                         Steven T. Frankel
                                         President and Chief Executive Officer





                                         /s/ Martin Harvey
                                         --------------------------
                                         Martin Harvey
                                         Controller

                                  EXHIBIT INDEX


       Exhibit No.          Description

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