Form 10QSB
period 2001-09-30
AFEM MEDICAL CORP
filed 2001-11-19
CIK 820608

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


               X     Quarterly Report pursuant to Section 13 or 15(d)
             -----   of the Securities Exchange Act of 1934


                  For the quarterly period ended September 30, 2001

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

As of November 8, 2001, the issuer had outstanding 10,221,558 shares of its $.01 par value Common Stock.

Transitional Small Business Disclosure Format: (Check one)   Yes      No  X
                                                                -----   -----

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

Item 1.  Financial Statements

                            A-Fem Medical Corporation
                                 BALANCE SHEETS
                                                                                          As of
                                                                            September 30,     December 31,
                                                                                 2001             2000
                                                                            -------------    -------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                               $     12,677     $    $ 5,644
     Accounts receivable                                                              543           10,990
     Other receivables                                                             19,770           17,158
     Inventory                                                                     37,366           41,496
     Prepaids and other                                                            13,129           65,162
                                                                            -------------    -------------
          Total current assets                                                     83,485          140,450

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                                      986,967        1,044,932
     Less:  accumulated depreciation                                             (698,639)        (681,392)
                                                                            -------------    -------------
                                                                                  288,328          363,540

PATENTS and LICENSES, net                                                          82,423           83,605
                                                                            -------------    -------------
          Total assets                                                       $    454,236     $   $587,595
                                                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
      Short-term notes payable                                               $     48,500     $          0
     Accounts payable                                                             296,687          146,763
     Capital lease obligation                                                       2,028            4,590
     Accrued expenses                                                              54,535           98,084
     Accrued salaries and related liabilities                                     439,264           96,584
      Deferred Income                                                                   0           30,000
    Note payable - related party                                                  400,000          400,000
                                                                            -------------    -------------
          Total current liabilities                                             1,241,014          776,021
                                                                            -------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT):
      Series A Convertible Preferred Stock, $0.01 par value; authorized
        9,750,000 shares; issued 7,492,135 and 7,492,135 shares at
        September 30, 2001 and December 31, 2000, respectively                     74,921           74,921
      Common Stock, $0.01 par value; authorized 75,000,000 shares;
        issued 10,196,558 and 9,596,558 shares at September 30, 2001 and
        December 31, 2000, respectively                                           101,965           95,965
     Warrants issued for Series A Convertible Preferred Stock                   1,893,316        1,893,316
     Warrants issued for common stock                                              76,491           76,491
     Additional paid-in capital                                                18,555,083       18,391,083
     Loan receivable-officers and directors
                                                                                  (52,000)         (52,000)
     Accumulated deficit                                                      (21,436,554)     (20,668,202)
                                                                            -------------    -------------
          Total stockholders' equity (deficit)                                   (786,778)        (188,426)
                                                                            -------------    -------------
          Total liabilities and stockholders' equity (deficit)               $    454,236     $    587,595
                                                                            =============    =============

The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                       For The Three Months      For The Nine Months
                                       Ended September 30,       Ended September 30,
                                    -----------  -----------  -----------   -----------
                                        2001         2000         2001          2000
                                    -----------  -----------  -----------   -----------
Sales, net                             $ 1,986      $ 6,309      $ 9,866      $ 24,706
Cost of sales                           10,488       49,301       80,946       167,222
                                    -----------  -----------  -----------   -----------
               Gross Margin             (8,502)     (42,992)     (71,080)     (142,516)

Operating expenses:
     Research and development           46,498      222,250      209,005       630,942
     Marketing and selling                 718        7,999       14,267        30,206
     General and administrative        128,116      209,674      477,393       628,575
                                    -----------  -----------  -----------   -----------
          Total operating expenses     175,332      439,923      700,665     1,289,723
                                    -----------  -----------  -----------   -----------
Net operating loss                    (183,834)    (482,915)    (771,745)   (1,432,239)

Other income (expense)                  (9,122)      (3,502)       3,393        77,104
                                    -----------  -----------  -----------   -----------
Net loss                              (192,956)    (486,417)    (768,352)   (1,355,135)
                                    ===========  ===========  ===========   ===========
Basic and diluted net loss per share   $ (0.02)     $ (0.05)     $ (0.08)      $ (0.14)
                                    ===========  ===========  ===========   ===========
Weighted average common shares
outstanding                         10,127,839    9,596,558    9,808,096     9,579,892
                                    ===========  ===========  ===========   ===========

The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                                        For The Nine Months
                                                                        Ended September 30,
                                                                 ---------------------------------
                                                                      2001                2000
                                                                 -------------       -------------
Cash Flows From Operating Activities:
Net loss                                                         $   (768,352)       $ (1,355,135)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                     56,969              73,074
     Gain on disposal of assets                                       (30,575)             (8,060)
     Other non-cash expenses                                                -              11,264
     Other non-cash income                                             (2,612)             (2,612)
     Changes in working capital:
          Accounts receivable                                          10,447               1,600
          Inventory                                                     4,130              15,699
          Prepaid expenses and other                                   52,033               6,069
          Accounts payable                                            149,924              (4,148)
          Accrued expenses                                            (43,549)             (9,138)
          Accrued salaries and related liabilities                    342,680               4,041
                                                                 -------------       -------------
               Net cash used in operating activities                 (228,905)         (1,267,346)

Cash Flows From Investing Activities:
   Purchase of equipment, furniture and leaseholds                          -              (9,394)
   Net proceeds from sale of equipment                                 20,000             204,456
     Other assets                                                                        ( 30,482)
                                                                 -------------       -------------
               Net cash provided by investing activities               20,000             164,580

Cash Flows From Financing Activities:
     Net repayments of lease obligations                               (2,562)            (29,814)
     Net repayments of note payable                                         -             (50,000)
     Net proceeds from sale of common and preferred stock,
      exercise of options and warrants, net of expenses               170,000           1,044,649
     Proceeds from short-term notes payable                            48,500                   -
                                                                 -------------       -------------
               Net cash provided by financing activities              215,938             964,835
Net Increase (Decrease) in Cash and Cash Equivalents                    7,033            (137,931)

Cash and Cash Equivalents, beginning of period                          5,644             428,845
                                                                 -------------       -------------

Cash and Cash Equivalents, end of period                         $     12,677        $    290,914
                                                                 =============       =============

The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

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


Going Concern Uncertainty
-------------------------

         The Company experienced significant operating losses during the year ended December 31, 2000 and has continued to incur losses in the first nine months of 2001. Further, the Company has not generated significant revenues. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has raised operating funds in the past by securing investment commitments in its preferred and common stock of approximately $1.1 million during 2000, net of issuance expenses. However, there can be no assurance that the Company's efforts to raise additional funding or enter into a strategic alliance will be successful. If the Company is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient profitable sales revenues, management will likely be required to curtail the Company's product development, marketing activities and other operations and the Company will likely be forced to cease operations.

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

Net Loss Per Share
------------------

         Basic and diluted net loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Loss per share is calculated using the weighted average number of common shares outstanding for the period. A net loss was reported in each of the quarters and nine-month periods ended September 30, 2001 and 2000. Stock options for the purchase of 3,456,289 and 3,409,484 shares at September 30, 2001 and 2000, respectively, and warrants for the purchase of 1,575,339 and 1,592,939 shares at September 30, 2001 and 2000, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at September 30, 2001 were not included in loss per share calculations because to do so would have been anti-dilutive.

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

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill and other intangible assets, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal year 2002. The Company does not expect that the adoption of either SFAS 141 or SFAS 142 to have a significant impact on the financial condition or results of operations of the Company.

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

         A-Fem continued to experience operating losses during the year ended December 31, 2000 and the first nine months of 2001, and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital through the sale of equity securities and by licensing its Rapid-Sense technology, and to seek partnering opportunities for the inSync miniform. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $1.1 million during 2000.

         During the nine months ended September 30, 2001, A-Fem has significantly curtailed its product development, marketing activities and other operations to reduce expenses pending the receipt of significant additional funding. A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management will likely be required to further curtail A-Fem's product development, marketing activities and other operations, and A-Fem will likely cease operations.

Results of Operations

         Net sales for the quarter ended September 30, 2001, were approximately $2,000, as compared to approximately $6,000 for the quarter ended September 30, 2000. For the nine-month period ended September 30, 2001, net sales were approximately $10,000, as compared to approximately $25,000 for the same period in 2000. These decreases were the result of decreased levels of promotional support for the inSync miniform as compared to the levels maintained during the prior year.

         Marketing and selling expense for the third quarter of 2001 was approximately $1,000, as compared to approximately $8,000 for the quarter ended September 30, 2000. For the nine-month period ended September 30, 2001, marketing and selling expense was approximately $14,000, as compared to approximately $30,000 for the same period in 2000. This decrease resulted from reductions in consumer advertising and promotional support for the inSync miniform.

         Research and development expense for the quarter ended September 30, 2001, was approximately $46,000, as compared to approximately $222,000 for the same quarter of the prior year. For the nine-month period ended September 30, 2001, research and development expense was approximately $209,000, as compared to approximately $631,000 for the same period in 2000. These decreases are primarily attributable to a decrease in development costs related to Rapid-Sense, and the postponement of expenses associated with the PadKit clinical studies.

         General and administrative expense was approximately $128,000 for the quarter ended September 30, 2001, as compared to approximately $210,000 for the same period in the prior year. For the nine-month period ended September 30, 2001, general and administrative expense was approximately $477,000, as compared to approximately $629,000 for the same period in

2000. These decreases resulted from a reduction in professional fees and a decrease in travel expense.

         A-Fem's operating loss for the quarter ended September 30, 2001, was approximately $184,000 as compared to approximately $483,000 for the same quarter of the prior year. For the nine-month period ended September 30, 2001, the operating loss was approximately $772,000, as compared to approximately $1,432,000 for the same period in 2000. This decrease resulted from lower expenses in all operating departments in 2001 as compared to the expenses in 2000 due to the continued lack of funding.

         A-Fem's other income (expense) is composed primarily of income from development contracts, interest income and interest expense. For the quarter ended September 30, 2001 other expense was approximately $9,000, as compared to other expense of approximately $4,000 for the same period in the prior year. For the nine-month period ended September 30, 2001, other income was approximately $3,000, as compared to other income of approximately $77,000 for the same period in 2000. The period-to-period fluctuations reflect a reduction in funds received related to development contracts for Rapid-Sense diagnostic tests in the current year periods as compared to the same periods in the prior year.

         A-Fem's net loss for the quarter ended September 30, 2001, was approximately $193,000, as compared to approximately $486,000 for the same period in the prior year. For the nine-month period ended September 30, 2001, the net loss was approximately $768,000, as compared to approximately $1,355,000 for the same period in 2000. This decrease resulted from lower expenses in all operating departments in 2001 as compared to the expenses in 2000 due to the continued lack of funding.

Liquidity and Capital Resources

         As of June 30, 2001, A-Fem had cash and cash equivalents of $12,677. A-Fem's net cash position increased by $7,033 between December 31, 2000 and September 30, 2001, as a result of the receipt of proceeds from the sale of equity securities, partially offset by funding certain operating expenses.

         A-Fem continued to experience operating losses during the year ended December 31, 2000, and in the first nine months of 2001, and has never generated sufficient revenues from operations to offset expenses. A-Fem expects to continue to incur losses through 2001, because the costs of development are expected to continue to exceed income from product sales. A-Fem incurs approximately $100,000 per month of operating expenses and expects that significant additional expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Since January 1, 2001, A-Fem has significantly curtailed its operations and deferred payment of compensation accrued for its remaining full-time employees pending receipt of additional financing. In addition, A-Fem's outstanding note payable obligation of $400,000 was due in April 2001. A-Fem plans to renegotiate the obligation. If A-Fem is not able to timely repay or renegotiate this obligation, A-Fem will be in default on this obligation.

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

         Since December 31, 2000 A-Fem has financed its operations through bridge loans and small equity investments while it seeks significant additional equity financing. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $2.4 million during 1999 and $1.1 million during 2000. Since the third quarter of 1998, substantially all such sales had been made to clients of a single investment advisor. A-Fem anticipates that no further funds will be available from this source and that A-Fem will have to find alternative sources for its additional financing. A-Fem has engaged an investment banker to pursue alternative sources of additional funding. A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

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

                           PART II - OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

         On August 20, 2001, the Company issued 25,000 shares of Common Stock and agreed to issue warrants to purchase an additional 2,500 shares of Common Stock at an exercise price of $.20 per share to one investor, Paul Temple, for aggregate consideration of $5,000. The warrants will be immediately exercisable and expire five years from the date issued. Mr. Temple has represented that he is an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933, as amended. In issuing these securities, the Company relied on an exemption from the registration requirement pursuant to Section 4(2) of the Securities Act.

         On August 28, 2001, the Company issued 50,000 shares of Common Stock and agreed to issue warrants to purchase an additional 5,000 shares of Common Stock at an exercise price of $.20 per share to one investor, Ken Clark, for aggregate consideration of $10,000. The warrants will be immediately exercisable and expire five years from the date issued. Mr. Clark has represented that he is an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933, as amended. In issuing these securities, the Company relied on an exemption from the registration requirement pursuant to Section 4(2) of the Securities Act.

         On August 28, 2001, the Company issued 25,000 shares of Common Stock and agreed to issue warrants to purchase an additional 2,500 shares of Common Stock at an exercise price of $.20 per share to one investor, Simla Holdings Ltd, for aggregate consideration of $5,000. The warrants will be immediately exercisable and expire five years from the date issued. Simla Holdings has represented that it is an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933, as amended. In issuing these securities, the Company relied on an exemption from the registration requirement pursuant to Section 4(2) of the Securities Act.

         On October 25, 2001, the Company issued 25,000 shares of Common Stock and agreed to issue warrants to purchase an additional 2,500 shares of Common Stock at an exercise price of $.20 per share to one investor, Charles Goldberg, for aggregate consideration of $5,000. The warrants will be immediately exercisable and expire five years from the date issued. Mr. Goldberg has represented that he is an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933, as amended. In issuing these securities, the Company relied on an exemption from the registration requirement pursuant to Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  See Exhibit Index.

         b)       Reports on Form 8-K

                  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        A-FEM MEDICAL CORPORATION


Date:  November  16, 2001
                                        /s/ Steven T. Frankel
                                        Steven T. Frankel
                                        President and Chief Executive Officer





                                        /s/ Martin Harvey
                                        Martin Harvey
                                        Controller

                                  EXHIBIT INDEX


       Exhibit No.       Description

           3.1           Amended and Restated Articles of Incorporation(1)
           3.2           Amended and Restated Bylaws(2)
           11.1          Statement re: computation of per share earnings
----------
(1) Incorporated by reference to the exhibits to A-Fem's annual report on Form 10-KSB for the year ended December 31, 2000.
(2) Incorporated by reference to the exhibits to A-Fem's annual report on Form 10-KSB/A for the year ended December 31, 1998.