Form 10KSB
period 2001-12-31
AFEM MEDICAL CORP
filed 2002-04-15
CIK 820608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------

                                   FORM 10-KSB

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
               For the transition period from _______ to ________


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

         Issuer's revenues for the fiscal year ended December 31, 2001: $ 14,047

         As of March 30, 2002 the aggregate market value of $.01 par value Common Stock held by non-affiliates of the issuer was $590,162.

         As of March 30, 2002, the issuer had outstanding 10,221,558 shares of its $.01 par value Common Stock.

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

Item 1:  Business

Description of Business

         A-Fem Medical Corporation is a development stage medical technology company with multiple product platforms targeting women's health needs that has never generated a profit from its operations. See "Management's Discussion and Analysis of Results of Operations." A-Fem has developed three proprietary technology platforms: one based on its inSync(R) miniform interlabial pad, another based on its RapidoSense(R) diagnostic tests, and the third based on its PadKit(R) Sample Collection System. A-Fem currently markets the inSync miniform as an alternative to tampons, pads and liners for light flow, or in combination for heavier flow protection. The PadKit, currently in clinical studies, utilizes a miniform as a non-invasive sample collection method for use in testing for certain cancers and sexually transmitted and infectious diseases. A-Fem has also entered into several joint relationships to develop point-of-care diagnostic products that use its proprietary RapidoSense technology.

         A-Fem's primary emphasis of its technology development efforts is to focus on the PadKit, and will continue its efforts to license RapidoSense technology. A-Fem is in the process of evaluating alternative product strategies for the PadKit that will affect the magnitude of short-term PadKit clinical studies to be undertaken. Results from initial clinical trials revealed additional product claims were possible for the PadKit, and larger and more complex clinical studies would be required to support such claims. In addition to seeking funding to support additional clinical studies, A-Fem will seek strategic partnerships for the PadKit.

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

         A-Fem anticipates that its RapidoSense point-of-use diagnostic technology will be found attractive to one or more large diagnostic producers, while leaving A-Fem's intended laboratory safety device intact. To date, A-Fem has entered into a strategic arrangement that involves a long-term license of A-Fem's RapidoSense technology for use in tests to detect drugs of abuse in a sample of saliva.

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

         A-Fem is completing clinical studies for its PadKit to demonstrate the effectiveness of this sample collection system as an alternative sample for STD, tumor markers, and cervical cytology testing. An estimated 50 million cervical scrapes are performed annually in the United States alone to collect samples to use in the Pap smear test for cervical cancer. Although significant improvements have been made in the area of Pap smear test sample reading and sample preparation, no improved sample collection method has been developed. A-Fem believes the PadKit will provide a superior cellular sample as well as a simpler, more comfortable and convenient procedure for collecting the cells. The Company expects to demonstrate the significant market advantages, cost effectiveness, improved disease specificity, and patient preference for the self-collected PadKit sampling system.

Marketing and Distribution

         A-Fem launched a marketing rollout of its inSync miniform in grocery, drug and mass retailers in Oregon and Washington in January 1998. In July 1998, the product's area of distribution was expanded to include Colorado, Arizona, Utah, New Mexico, Nevada, Montana and Idaho. In 1999, the Company added several e-tailing and catalog outlets to its distribution network. During 2000 the total number of retail outlets was significantly reduced as A-Fem reduced its marketing programs, although the inSync miniform remained available for purchase in selected retail grocery chains, drugstores and mass merchandisers. In addition, the inSync miniform is available on-line directly from insyncminiform.com. The inSync miniform competes within the $1.8 billion United States feminine protection market. The miniform represents a new category of products that both competes with and complements existing feminine protection products, including tampons, pads, and pantiliners. A-Fem is seeking a strategic partner to assist in the continued national rollout of the miniform.

         In order to focus on research and product development opportunities and increase the speed to market for our products, A-Fem is seeking alliances with strategic marketing partners. For the miniform and RapidoSense products, A-Fem will seek strategic partners with proven experience in consumer and diagnostics marketing. A-Fem has one such alliance at present.

         In April 1997, A-Fem and the Proctor & Gamble Company entered into a license agreement that granted to the Proctor & Gamble Company certain non-exclusive rights to use A-Fem's miniform technology and certain trademarks. That agreement expired October 28, 1999 and the product technology has reverted to A-Fem. The

Proctor & Gamble Company retained certain rights to trademarks not used by A-Fem. In 2000, the Proctor & Gamble Company launched its first interlabial pad product, the Envive(R) miniform, in a single test market in Eau Claire, Wisconsin

Competition

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

         A-Fem believes that point-of-use tests that incorporate A-Fem's RapidoSense technology will address market needs that prior technology could not meet, provide significant end-user cost savings over older technology and move various laboratory tests to the point-of-use markets. These factors will increase early patient intervention to improve healthcare in general. Competition for A-Fem's RapidoSense technology is likely to come primarily from larger, well-established diagnostics companies, and/or smaller innovative companies.

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

Materials and Manufacturing

         A-Fem's manufacturing facility provides miniforms for both the inSync product and the PadKit. The present operation requires minimal overhead and direct labor.

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

Patents and Trademarks

         A-Fem owns United States patents and additional foreign patents covering all of its technology. In 1998, 1999, 2000, 2001 and 2002 A-Fem was granted broad patents for the technology that is the basis for the PadKit collection system, and RapidoSense point of use tests. A-Fem has additional patents pending.

         The issued United States patents currently owned, assigned or licensed to A-Fem and the pending patent applications are as follows:

----------------- ---------------- ---------------------------------------------
US Patent or      Date of Issue
Serial Number     or Filing        Title
----------------- ---------------- ---------------------------------------------

                                   Miniform

4,995,150         02/26/91         Method and Apparatus for Making Feminine
                                   Protection Pads

6,183,455         06/25/96         Biodegradable Absorbent Pads

5,575,0471        11/19/96         Method for Making Biodegradable Absorbent
                                   Pads

09/548,219        03/10/00         Anal Hygienic Pad and Method for Use

09/644,472        02/16/01         Administration of therapeutic or diagnostic
                                   agents using an Interlabial Pad
----------------- ---------------- ---------------------------------------------

                                   PadKit
5,725,4811        03/10/98         Method and Apparatus for Collecting Vaginal
                                   Fluid and Exfoliated Vaginal Cells for
                                   Diagnostic Purposes

6,007,4981        12/28/99         Method and Apparatus for Collecting Vaginal
                                   Fluid and Exfoliated Vaginal Cells for
                                   Diagnostic Purposes

09/699,061        10/26/00         Method and Apparatus for Collecting Vaginal
                                   Fluid and Exfoliated Vaginal Cells for
                                   Diagnostic Purposes
6,174,293         01/16/01

GB2,329,843       10/18/00         Method and Apparatus for Collecting Vaginal
                                   Fluid and Exfoliated Vaginal Cells for
                                   Diagnostic Purposes
GB2,349,573       12/27/00
----------------- ---------------- ---------------------------------------------

                                   RapidoSense

6,258,548         06/05/97         Single or Multiple Analyte Semi-Quantitative,
                                   Quantitative Rapid Diagnostic Lateral Flow
                                   Test System for Large Molecules

6,306,665         10/13/99         Covalent bonding of Molecules to an Activated
                                   Solid Phase Material, and Devices Made Using the Material

6,365,417         04/2/02          Collection Device for Lateral-Flow
                                   Chromatography

09/417,9572       05/11/00         Positive Detection Lateral-Flow Apparatus and
                                   Method for Small and Large Analytes
----------------- ---------------- ---------------------------------------------
-----------
1Also applied for in Germany, Japan, England, France, Italy, Sweden, and Canada. 2Patent pending.

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

Regulatory Requirements

         The production and marketing of A-Fem's products are subject to regulation by the United States Food and Drug Administration. Before a medical product may be marketed for use by humans, laboratory and clinical trials must be performed to validate the safety and effectiveness of the product. A-Fem's miniform product required FDA approval before being marketed to the public, and such clearance was reaffirmed in 1997. A-Fem's RapidoSense products sold to the industrial and environmental testing markets do not require FDA clearance. However, when A-Fem's RapidoSense technology is applied to the human diagnostic market, such products may require FDA clearance.

          A-Fem is in the process of conducting additional studies for the PadKit.. A-Fem has assembled a team to obtain marketing clearance from the FDA for its planned products. This team includes senior management, personnel with regulatory expertise, and consultants with scientific skills for clinical field trials. Medical Advisory Board, consisting of scientific Ph.D.s and M.D.s, to contribute to the scientific and medical validity of its clinical trials will be assembled when appropriate.

Research and Development

         A-Fem invested approximately $226,000 on research and development in the year ended December 31, 2001, primarily with respect to ongoing PadKit development and continued patent applications. A-Fem spent approximately $788,000 on research and development in the year ended December 31, 2000, primarily with respect to development of the PadKit diagnostic technology.

Employees

         As of December 31, 2001, A-Fem had 4 full-time employees. A-Fem has reduced its full time staff pending receipt of additional financing. A-Fem believes that its relations with its employees are good.

Item 2.  Description of Property

         A-Fem's corporate office and product development facilities are located in 7,100 square feet of leased space in Portland, Oregon. The term for the lease for this space expired in February 2001 according to the terms and A-Fem continues to occupy these spaces on a month-to-month basis.

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

                                               High           Low
                                               ----           ---

               1st Quarter 2000               $ 2.38          $ .75
               2nd Quarter 2000                 2.09            .88
               3rd Quarter 2000                 2.06           1.13
               4th Quarter 2000                 1.38            .59

               1st Quarter 2001                 1.13            .38
               2nd Quarter 2001                  .83            .30
               3rd Quarter 2001                  .40            .18
               4th Quarter 2001                  .20            .08

      The foregoing prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) On December 31, 2001, there were approximately 266 holders of record of A-Fem's common stock.

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

Item 6.  Management's Discussion and Analysis of Results of Operations

Overview

         A-Fem continued to experience operating losses during the years ended December 31, 2001 and 2000. Further, A-Fem has continued to incur losses into the first quarter of 2002 and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital through the sale of equity securities, and by licensing its RapidoSense technology, and to seek partnering opportunities for the inSync miniform. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $175,000 during 2001 and $1.1 million during 2000.

         A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management will likely be required to further curtail A-Fem's product development, marketing activities and other operations, and A-Fem will likely cease operations.

Results of Operations

         For the year ended December 31, 2001, A-Fem generated net sales of approximately $14,000 as compared to net sales of approximately $30,000 for the year ended December 31, 2000. This decrease in net sales was the result of limited distribution for the inSync miniform as compared to the levels maintained during the previous year. The cost of goods sold for the year ended December 31, 2001, was approximately $131,000, as compared to approximately $227,000 in the year ended December 31, 2000. This decrease was the result of a reduced quantity of goods sold in 2001 as compared to 2000.

         A-Fem's operating loss for the year ended December 31, 2001 was approximately $880,000, compared to an operating loss of approximately $1,887,880 for the previous year. The decrease in operating loss was caused by the decrease in operating expenses.

         Gross margin for the year ended December 31, 2001 was approximately $(117,000) (-835.0% of net sales) as compared to $(197,000) (-665.1% of net sales) for the year ended December 31, 2000. The change in the gross margin resulted primarily from the decrease in fixed manufacturing costs.

         Marketing and selling expenses were approximately $15,000 for the year ended December 31, 2001, as compared to approximately $37,000 for the prior year. This decrease resulted from reductions in promotional support for inSync miniform.

         Research and development expenses for the year ended December 31, 2001, totaled approximately $226,000, as compared to approximately $788,000 for the year ended December 31, 2000. This decrease is attributable to a decrease in development costs, and head count.

         General and administrative expenses for the year ended December 31, 2001, totaled approximately $522,000, compared to approximately $865,000 for the year ended December 31, 2000. The decrease in these expenses is attributable primarily to decreased expenses is all categories of G&A expense.

         A-Fem's other income (expense) is composed primarily of income from development contracts and licenses, interest income and interest expense. For the year ended December 31, 2001, other income was approximately $9,000, as compared to other income of approximately $71,000 for the prior year. This decrease was primarily the result of a decrease in license income.

         A-Fem's net loss for the year ended December 31, 2001, decreased to approximately $871,000 from $1,816,000 for the year ended December 31, 2000. The decrease in the net loss reflects the reduction in all categories of operating expenses, primarily as a result of the lack of operating funds.

Liquidity and Capital Resources

         At December 31, 2001, A-Fem had cash and cash equivalents of approximately $6,300 as compared to approximately $5,600 at December 31, 2000. A-Fem continued to experience operating losses during the year ended December 31, 2001, and has never generated sufficient revenues from operations to offset expenses. A-Fem expects to continue to incur losses through 2003 because the costs of development are expected to continue to exceed income from product sales. A-Fem, under normal operations, incurs approximately $150,000 per month of operating expenses and expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Since January 1, 2001, A-Fem has deferred payment of compensation accrued for its remaining 4 full-time employees pending receipt of additional financing. In addition, A-Fem's outstanding note payable obligation of $400,000 was due in April 2001, and A-Fem is in default on this obligation.

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

         Since December 31, 2000 A-Fem has financed its operations through bridge loans and additional equity financing. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $1.1 million during 2000 and $175,000 during 2001. A-Fem has engaged an investment banker to pursue alternative sources of additional funding. A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

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

If A-Fem Is Not Able to Obtain Additional Financing, A-Fem Will Likely Cease
         Operations

         During the fiscal year ended December 31, 2001, A-Fem incurred net losses of approximately $871,000. Further, A-Fem has not generated significant revenues from operations. A-Fem expects to continue to incur losses as the costs of developing, manufacturing and marketing our products continue to exceed income from product sales.

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

A-Fem has no Product Liability Insurance Coverage

         A-Fem could be subject to claims for personal injuries or other damages resulting from its products. We have ceased carrying general liability insurance, including products liability insurance. If any claims were successful, it would have a material adverse effect on A-Fem.

A-Fem May Issue Additional Shares of Preferred Stock, Which Could Dilute the
         Interests of Holders of Our Common Stock

         A-Fem is authorized to issue up to 10,000,000 shares of preferred stock and A-Fem's Board of Directors has the authority to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by A-Fem's shareholders.

         Through December 2001, A-Fem issued shares of Series A Convertible Preferred Stock and warrants to purchase additional shares of Series A Convertible Preferred Stock to Capital Consultants, LLC (formerly Capital Consultants, Inc.) as follows:

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

Holders of A-Fem's Series A Preferred Stock Could Delay or Prevent A-Fem >From
         Taking Certain Actions

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

         The market price of our common stock has experienced significant volatility. During 2001, the price of our common stock ranged from $.08 per share to $1.13 per share. The market price of the common stock could be subject to significant variation due to:

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

A-Fem May Not Be Able to Successfully Manufacture Our Products

         A-Fem manufactures the inSync miniform. As a manufacturer, A-Fem faces the following risks:

         o A-Fem may not be able to obtain sufficient numbers of employees

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

A-Fem May Experience an Adverse Impact From Future Sales of Our Stock

         As of December 31, 2001, 3,443,789 shares of common stock were subject to outstanding stock options under A-Fem's stock option plans at a weighted average exercise price of approximately $2.35 per share. As of December 31, 2001, 1,594,439 shares were issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.74 per share.

         We have filed a registration statement on Form S-8 under the Securities Act to register for resale a total of 5 million shares of common stock reserved for issuance under A-Fem's stock option plans. Sales of substantial amounts of A-Fem's common stock in the public market by existing shareholders or holders of options or warrants could cause the price of the common stock to go down.

         A-Fem has approximately 10.2 million shares of common stock outstanding as of December 31, 2001. Approximately 1.9 million of these shares of common stock are registered under the Securities Act (including approximately 0.9 million shares of common stock issuable upon exercise of warrants), approximately 1.2 million shares are freely tradable under the federal securities laws subject to volume limitations under Rule 144, and approximately
7.4 million additional shares are freely tradable under the federal securities laws to the extent they are not held by our affiliates or are not subject to certain contractual volume restrictions.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         On March 1, 2002, Arthur Andersen LLP resigned as A-Fem Medical's independent public accountants due to concerns that A-Fem no longer fit Arthur Andersen's client profile. There was no disagreement with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         A-Fem is seeking to retain alternative independent public accountants; however it has been unable as of this filing. As a former Andersen client whose audit was not completed by March 14, 2002, A-Fem has filed this report with unaudited financial statements and will file within 60 days of the original filing date, amended filing containing audited financial statements.

                                    PART III

Item 9.  Directors, Executive Officers and Key Employees

         A-Fem's executive officers, directors and key employees are:

      Directors and Executive Officers      Age        Position
      --------------------------------      ---        --------
      James E. Reinmuth, Ph.D.              61         Chairman and Director

      Steven T. Frankel                     59         Chief Executive Officer,
                                                       President and Director

      William H. Fleming, Ph.D.             54         Vice Chairman-Diagnostics
                                                       Secretary and Director

      Carol A. Scott, Ph.D.                 52         Director

      RoseAnna Sevcik                       38         Director

      James Wilson                          52         Treasurer, Director of
                                                       Business Development and
                                                       Director

      Merry L. Disney                       55         Director

      Key Employee
      ------------
      Martin Harvey                         60         Controller


Directors and Executive Officers

         James E. Reinmuth, Ph.D. has served as Chairman of A-Fem since September 1996, and has been a Director of A-Fem since May 1995. From September 1996 to April 1998, Dr. Reinmuth served as Chief Executive Officer of A-Fem. >From May 1995 to September 1996, Dr. Reinmuth served as Treasurer of A-Fem. Since July 1994, Dr. Reinmuth has served as the Charles H. Lundquist Distinguished Professor of Business at the University of Oregon. From June 1976 until July 1994, Dr. Reinmuth served as Dean of the College of Business at the University of Oregon. Since 1988, Dr. Reinmuth has also served in several administrative positions within the University of Oregon.

         Steven T. Frankel has served as Chief Executive Officer and a Director of A-Fem since April 1998, and as President of A-Fem since November 1998. From May 1992 to March 1998, Mr. Frankel was president and chief executive officer of Quidel Corporation, a manufacturer of physicians' office diagnostic test kits. >From January 1983 to May 1992, Mr. Frankel was president of various international and domestic divisions of Becton, Dickinson and Company, a diagnostic and medical device manufacturer. From 1979 to 1983, Mr. Frankel was vice president and general manager of the Becton Dickinson Home Health Care unit.

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

         James R. Wilson has served as Treasurer and a Director of A-Fem since September 1996 and as Director of Business Development since July 1997. In addition, since August 1995 Mr. Wilson has been a private financial consultant to firms in both manufacturing and service industries. From August 1992 to August 1995, Mr. Wilson was a sales manager for Advanced Equipment Systems, Inc. >From January 1985 to August 1992, Mr. Wilson was treasurer and director of marketing in various divisions of Production Technologies, Inc. Mr. Wilson also serves as a director of Design Pacific/Oregon Dome, Inc.

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

         Key Employee

         Martin Harvey has served as the Company's Controller since June 1998. >From 1993 to 1998, Mr. Harvey held several other controller positions with a variety of manufacturing companies. From August 1987 to June 1993, Mr. Harvey was division controller for Spacelabs Medical, Inc., a manufacturer of critical care medical monitors. From January 1980 to August 1987, Mr. Harvey was division controller for the Medical Systems Division of Control Data, Inc.

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


                           Summary Compensation Table

                                                                                            Long-Term Compensation
                                                              Annual Compensation
                                                       ----------------------------------- --------------------------
                                                                          Other Annual       Securities Underlying
Name and Principal                                         Salary         Compensation         Options/Warrants
Position                                     Year           ($)               ($)                     (#)
----------------------------------------- ------------ --------------- ------------------- --------------------------

James E. Reinmuth (1)                        2001          2,500                 -                        -
   Chairman and Director                     2000         30,000                 -                        -
   Chief Executive Officer,                  1999         30,000                 -                        -


Steven T. Frankel (2)                        2001         10,617                 -                        -
   Chief Executive Officer,                  2000        240,000                 -                   50,000
   President and Director                    1999        300,769                 -                        -


William H. Fleming                           2001          5,807                 -                        -
   Vice Chairman-Diagnostics,                2000        115,000                 -                   50,000
   Secretary and Director                    1999        115,000                 -                        -


(1)      James E. Reinmuth served as Chief Executive Officer of A-Fem until
         April 1998.

(2) Steven T. Frankel became Chief Executive Officer of A-Fem in April 1998 and President of A-Fem in November 1998. Mr. Frankel's 1999 salary reflects $60,769 in deferred salary from 1998.

Option Grants

         The following table sets forth certain information regarding options granted to Named Executive Officers during the fiscal year ended December 31, 2001.

                                            Individual Grants
                     -----------------------------------------------------------
                                       Percent of
                                       Total Options
                        Number of      Granted to
                        Securities     Employees in
                        Underlying                      Exercise
                        Options                         Price        Expiration
Name                    Granted        Fiscal Year     ($/Share)     Date
--------------------------------------------------------------------------------
Steven T.  Frankel             -             -               -       -
William H. Fleming             -             -               -       -

------------------

Exercise of Stock Options and Year-End Option/Warrant Values

         No Named Executive Officers exercised options or warrants during the year ended December 31, 2001. The following table sets forth certain information regarding options and warrants of the Named Executive Officers as of December 31, 2001.

                           2001 Year-End Options/Warrant Values

                                 Number of Securities                Value of Unexercised
                                Underlying Unexercised                   In-the-Money
                                 Options/Warrants at                  Options/Warrants at
                                  December 31, 2001                  December 31, 2001 (2)
                           ---------------------------------  ------------------------------------
Name                       Exercisable     Unexercisable      Exercisable        Unexercisable
-------------------------- --------------  -----------------  ----------------   -----------------

James E. Reinmuth          476,667               150,000(1)         -0-                -0-

Steven T. Frankel          550,000             1,200,000(1)         -0-                -0-

William H. Fleming         376,667               150,000(1)         -0-                -0-

(1)      These options are subject to performance-based conditions.

(2) Based on a fair market value of $.09 per share, the price per share of A-Fem's common stock on December 31, 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that A-Fem's officers, directors and persons who own more than 10% of A-Fem's common stock file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of common stock and other equity securities of A-Fem on Form 4. Officers, directors and greater than 10% stockholders of A-Fem are required by SEC regulations to furnish to A-Fem copies of all Section 16(a) reports that they file. To A-Fem's knowledge, based solely on reviews of such reports furnished to A-Fem and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2001.

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


Name and Address of                     Amount and Nature of    Percent of Class
Beneficial Owner                     Beneficial Ownership (1)     Outstanding
--------------------------------------------------------------------------------

Capital Consultants, LLC                        8,693,751(2)              46.0%
2300 SW First Avenue, Suite 200
Portland, OR  97201

Merry Disney                                       20,000 (3)              *
c/o Pacific Group
100 Atlantic Avenue, Suite 409
Long Beach, CA  90802
   Director

William H. Fleming                                841,367 (4)              8.1%
10180 SW Nimbus Ave.,
Suite J-5
Portland, OR  97223
   Vice-Chairman, Secretary and Director

Steven T. Frankel                                 550,000 (5)              5.1%
Suite J-5
10180 SW Nimbus Avenue
Portland, OR 97223-4341
   Chief Executive Officer, President and
Director

Name and Address of                     Amount and Nature of    Percent of Class
Beneficial Owner                     Beneficial Ownership (1)     Outstanding
--------------------------------------------------------------------------------

James E. Reinmuth                                 540,667 (6)              5.5%
5171 Solar Heights Drive
Eugene, OR  97405
   Chairman and Director

Richard T. Schroeder                              539,000 (7)              5.5%
3840 SW 75th Ave.
Portland, OR  97225

Carol A. Scott                                     60,000 (8)              *
1834 Park Blvd.
Palo Alto, CA  94306
   Director

RoseAnna Sevcik                                    60,000 (9)              *
3843 Cottonwood Grove Terrace
Calabasas, CA  91301
   Director

James R. Wilson                                   460,095 (10)             4.4%
2968 Matt Drive
Eugene, OR  97408
   Treasurer and Director

All directors and officers                      2,542,129 (11)            21.9%
   as a group (7 persons)
-----------------------

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

(2) Includes 7,492,155 shares issuable upon conversion of shares of Series A Stock, and an additional 1,201,616 shares issuable upon conversion of shares issuable upon exercise of warrants to purchase Series A Stock. Capital Consultants, Inc. acts as an agent for individual investors with respect to all shares beneficially owned by it. Capital Consultants, Inc. is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and has, on behalf of certain of its clients, sole voting power and sole investment power with respect to certain of these shares. In September 2000 Mr. Thomas F. Lennon was appointed receiver of Capital Consultants and its related entities by the U.S. District Court for the District of Oregon.

(3) Consists of 20,000 shares issuable upon exercise of options to purchase Common Stock.

(4) Includes 226,667 shares issuable upon the exercise of options to purchase Common Stock.

(5) Consists of 550,000 shares issuable upon the exercise of options to purchase Common Stock.

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

(10) Includes 160,000 shares of Common Stock held jointly with Mr. Wilson's spouse, with whom Mr. Wilson shares voting power with respect to an additional 153,428 shares, and 146,667 shares issuable upon the exercise of options to purchase Common Stock.

(11) Includes 1,150,001 shares issuable upon the exercise of options to purchase Common Stock and 250,000 shares issuable upon exercises of warrants to purchase Common Stock.

Item 12. Certain Relationships and Related Transactions

         As of December 31, 2001, William H. Fleming, A-Fem's Vice-Chairman of the Board and Secretary, had an outstanding balance of approximately $73,000 on a loan from A-Fem. This loan was made on November 18, 1994, and the original principal balance was $52,000. Interest accrues at a rate of 6.24% and is capitalized. Mr. Fleming used the proceeds from this loan to purchase shares of A-Fem's common stock upon exercise of a stock option. Mr. Fleming and A-Fem have agreed that the outstanding balance on this loan shall become due and payable on July 1, 2001, and that Mr. Fleming may make such repayment by tendering shares of A-Fem's common stock that he owns with a value equal to such outstanding balance on the date of repayment.

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

                            A-FEM MEDICAL CORPORATION


                            By: /s/ Steven T. Frankel
                               -------------------------------------------------
                                 Steven T. Frankel
                                 Chief Executive Officer and President

                                 Date: April  15, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                  Title                               Date

    /s/ Steven T. Frankel       Chief Executive Officer,          April 15, 2002
-------------------------------
      Steven T. Frankel         President and Director
                                (principal executive officer)

    /s/ James E. Reinmuth       Chairman and Director             April 15, 2002
-------------------------------
      James E. Reinmuth

   /s/ William H. Fleming       Vice Chair-Diagnostics,           April 15, 2002
-------------------------------
     William H. Fleming         Secretary and Director

     /s/ James R. Wilson        Treasurer and Director            April 15, 2002
-------------------------------
       James R. Wilson

      /s/ Martin Harvey         Controller                        April 15, 2002
-------------------------------
        Martin Harvey           (principal financial and accounting
                                officer)

     /s/ Carol A. Scott         Director                          April 15, 2002
-------------------------------
       Carol A. Scott

     /s/ RoseAnna Sevcik        Director                          April 15, 2002
-------------------------------
       RoseAnna Sevcik

      /s/ Merry Disney          Director                          April 15, 2002
-------------------------------
         Merry Disney

                            A-Fem Medical Corporation

                              Financial Statements

                        As of December 31, 2001 and 2000

                            A-Fem Medical Corporation

                                 Balance Sheets

                                   (Unaudited)

                        As of December 31, 2001 and 2000

                                     ASSETS
                                                                       2001                2000
                                                                       ----                ----
CURRENT ASSETS:
   Cash and cash equivalents                                    $      6,291       $      5,644
   Accounts receivable                                                 1,265             10,990
   Other receivables                                                  20,640             17,158
   Inventories                                                             -             41,496
   Prepaid expenses                                                    8,567             65,162
                                                                     -------          ---------
       Total current assets                                           36,763            140,450

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS                       986,967          1,044,932
   Less-Accumulated depreciation and amortization                   (715,227)          (681,392)
                                                                    --------          ---------
       Total property, equipment and leasehold improvements          271,740            363,540

PATENTS, net                                                          82,028             83,605
                                                                    --------          ---------
                  Total assets                                  $    390,531       $    587,595
                                                               ==================================

                                                                    (Continued)

                            A-Fem Medical Corporation

                                   (Unaudited)
                        As of December 31, 2001 and 2000


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                      2001             2000
                                                                                      ----             ----
CURRENT LIABILITIES:
   Accounts payable                                                                  $ 388,463         $ 146,763
   Current portion - capital lease obligations                                           1,497             4,590
   Accrued expenses                                                                     45,332            98,084
   Accrued salaries and benefits                                                       439,348            96,584
   Deferred income                                                                           -            30,000
   Note payable - related party                                                        400,000           400,000
                                                                                     ---------         ---------
                  Total current liabilities                                          1,274,640           776,021

LONG-TERM LIABILITIES:
   Long-term portion - capital lease obligations                                             -                 -
   Long-term note payable - related party                                                    -                 -
                                                                                     ---------         ---------
                  Total long-term liabilities                                                -                 -
                                                                                     ---------         ---------
                  Total liabilities                                                  1,274,640           776,021



STOCKHOLDERS' EQUITY (DEFICIT):
   Series A Convertible Preferred Stock, $.01 par value; authorized 9,750,000 shares; issued 7,492,135 shares and 7,492,135 shares at
     December 31, 2001 and 2000, respectively                                           74,921            74,921
   Common stock, $.01 par value; authorized 75,000,000 shares; issued
     10,221,558 shares and 9,596,558 shares at December 31, 2001 and
     2000, respectively                                                                102,215            95,965
   Warrants issued for Series A Convertible Preferred Stock                          1,893,316         1,893,316
   Warrants issued for common stock                                                     76,491            76,491
   Additional paid-in capital                                                       18,559,833        18,391,083
   Note receivable                                                                     (52,000)          (52,000)
   Accumulated deficit                                                             (21,538,885)      (20,668,202)
                                                                                   -----------       ------------
       Total stockholders' equity (deficit)                                           (884,109)         (188,426)
                                                                                   -----------       ------------
       Total liabilities and stockholders' equity (deficit)                          $ 390,531         $ 587,595
                                                                                   ===========       ============

                            A-Fem Medical Corporation

                            Statements of Operations

                                   (Unaudited)
                 For the Years Ended December 31, 2001 and 2000

                                                    2001              2000
                                                    ----              ----
REVENUES:
   Sales, net of discounts                      $     14,047      $     29,611
                                                ------------      ------------
       Net sales                                      14,047            29,611

COST OF SALES:
   Cost of goods sold                                131,338           226,536
                                                ------------      ------------
       Gross margin                                 (117,291)         (196,925)

OPERATING EXPENSES:
   Selling and marketing                              14,770            36,825
   General and administrative                        521,553           865,235
   Research and development                          226,074           788,074
                                                ------------      ------------
       Operating loss                               (879,688)       (1,887,059)
                                                ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income                                     3,691            22,271
   Interest expense                                  (40,092)          (42,182)
   Licensing income                                        -            80,000
   Other income                                       45,406            11,220
                                                ------------      ------------
                                                       9,005            71,309
                                                ------------      ------------
                  Net loss                     $    (870,683)     $ (1,815,750)
                                                ============      ============

NET LOSS PER SHARE, basic and diluted          $       (.09)      $       (.19)
                                                ============      =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         9,911,216         9,584,138
                                               =============      ============

                            Statements of Cash Flows

                                   (Unaudited)
                 For the Years Ended December 31, 2001 and 2000

                                                                                           2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $ (870,683)     $ (1,815,750)
   Adjustments to reconcile net loss to net cash flows used in operating activities-
   Depreciation and amortization                                                             73,951          96,716
   Loss (gain) on disposal of assets                                                        (30,575)         (8,060)
   Other noncash income                                                                      (3,482)         (3,483)
   Other noncash expense                                                                          -           4,388
   Changes in operating assets and liabilities:
   Accounts receivable                                                                        9,725          (4,368)
   Inventories                                                                               41,496          24,085
   Prepaid expenses                                                                          56,854           6,126
   Accounts payable                                                                         193,200          82,662
   Accrued expenses                                                                         (53,010)         14,288
   Accrued salaries and benefits                                                            342,764          11,727
   Deferred income                                                                                -          30,000
                                                                                        -----------      ----------
                  Net cash used in operating activities                                    (239,760)     (1,561,669)
                                                                                        -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and leasehold improvements                                               (9,393)
   Net proceeds from sale of equipment                                                       20,000         199,546
   Other assets                                                                                             (30,482)
                                                                                        -----------      ----------
       Net cash provided by (used in) investing activities                                   20,000         159,671
                                                                                        -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                                                   175,000          50,000
   Net proceeds from sale of preferred stock, net of offering costs                                         994,649
   Repayments on capital lease obligations                                                   (3,093)        (15,852)
   Payments on note payable                                                                 (50,000)        (50,000)
                                                                                        -----------      ----------
   Proceeds from short-term notes payable                                                    48,500               -
                                                                                        -----------      ----------
       Net cash provided by financing activities                                            220,407         978,797
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            647        (423,201)

CASH AND CASH EQUIVALENTS, beginning of period                                                5,644         428,845
                                                                                        -----------      ----------

CASH AND CASH EQUIVALENTS, end of period                                                   $ 6,291          $ 5,644
                                                                                        ============     ============

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

Exhibit
  No.             Description
-------           -----------

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