Form 10QSB
period 2002-03-31
AFEM MEDICAL CORP
filed 2002-05-20
CIK 820608

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


X     Quarterly Report pursuant to Section 13 or 15(d)
----- of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002

      Transition Report Under Section 13 or 15(d) of the
----- Securities Exchange Act of 1934

      For the transition period from        To
                                      -----         ------


         Commission File Number:                     0-17119
                                                     -------

                            A-Fem Medical Corporation
--------------------------------------------------------------------------------
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

As of May 15, 2002, the issuer had outstanding 10,221,558 shares of its $.01 par value Common Stock.

Transitional Small Business Disclosure Format: (Check one)   Yes       No    X
                                                             ----          ----

                         PART I - FINANCIAL INFORMATION

See "Basis of Presentation."

Item 1.  Financial Statements

                            A-Fem Medical Corporation
                                 BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------
                                                                                               As of
-------------------------------------------------------------------------------------------------------------------------

                                                                                   March 31,            December 31,
                                                                                     2002                   2001
ASSETS                                                                            (unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                                         $ 3,662               $ 6,291
     Accounts receivable                                                                 1,744                 1,265
     Other receivables                                                                  20,640                20,640
     Inventory                                                                               0                     0
     Prepaid expenses                                                                    8,567                 8,567
                                                                                    -----------           -----------
          Total current assets                                                          34,613                36,763

EQUIPMENT, FURNITURE and LEASEHOLDS, at cost                                           986,967               986,967
     Less:  accumulated depreciation                                                 (731,375)             (715,227)
                                                                                    -----------           -----------
                                                                                       255,592               271,740

PATENTS and LICENSES, net                                                               81,634                82,028
                                                                                    -----------           -----------
          Total assets                                                               $ 371,839              $390,531
                                                                                    ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term notes payable                                                       $   48,500            $   48,500
     Accounts payable                                                                  363,293               339,963
     Current portion of capital lease obligation                                         1,497                 1,497
     Accrued expenses                                                                   45,332                45,332
     Accrued salaries and related liabilities                                          439,348               439,348
     Note payable - related party                                                      400,000               400,000
                                                                                    -----------           -----------
          Total current liabilities                                                  1,297,970             1,274,640

STOCKHOLDERS' EQUITY:
      Series A Convertible Preferred Stock, $0.01 par value; authorized
         9,750,000 shares; issued 7,492,135 and 7,492,135 shares at
         March 31, 2002 and December 31, 2001, respectively                             74,921                74,921
      Common Stock, $0.01 par value; authorized 75,000,000 shares;
         issued 10,221,558 and 10,221,558 shares at March 31, 2002 and
         December 31, 2001, respectively                                               102,215               102,215
     Warrants issued for Series A Convertible Preferred Stock                        1,893,316             1,893,316
     Warrants issued for common stock                                                   76,491                76,491
     Additional paid-in capital                                                     18,559,833            18,559,833
     Loan receivable-officers and directors
                                                                                       (52,000)              (52,000)
     Accumulated deficit                                                           (21,580,907)          (21,538,885)
                                                                                   -----------           -----------
          Total stockholders' equity                                                  (926,131)             (884,109)
                                                                                   -----------           -----------
          Total liabilities and stockholders' equity                                $  371,839            $  390,531
                                                                                   ===========           ===========

      The accompanying notes are an integral part of these balance sheets.

                            A-Fem Medical Corporation
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                    For The Three Months
                                                       Ended March 31,
                                             -----------------------------------
                                                2002                  2001
                                             ---------------- ---------------
Sales, net                                   $     2,040          $     4,289
Cost of sales                                     12,699               49,422
                                             -----------          -----------
               Gross margin                      (10,659)             (45,133)

Operating Expenses:
     Research and development                     13,015              106,004
     Marketing and selling                             0               11,814
     General and administrative                   18,348              166,153
                                             -----------          -----------
          Total operating expenses                31,363              283,971
                                             -----------          -----------

Net operating loss                               (42,022)            (329,104)
                                             -----------          -----------

Other income                                           0               21,529
                                             -----------          -----------

Net loss                                     $   (42,022)         $  (307,575)
                                             ===========          ===========

Basic and diluted net loss per share         $     (0.01)         $     (0.03)
                                             ===========          ===========

Weighted average common shares outstanding    10,221,558            9,596,558
                                             ===========          ===========

        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                                                       For The Three Months
                                                                                         Ended March 31,
                                                                               ---------------------------------
                                                                                  2002                  2001
                                                                               ------------          ------------
Cash Flows From Operating Activities:
Net loss                                                                       $   (42,022)          $  (307,575)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  16,542                22,526
     (Gain) loss on disposal of assets                                                   -               (30,575)
     Other non-cash expenses                                                             -                     -
     Other non-cash income                                                               -                  (870)
     Changes in working capital:
          Accounts receivable                                                         (479)               (1,383)
          Inventory                                                                      -                 2,922
          Prepaid expenses and other                                                     -                12,614
          Accounts payable                                                          23,330               124,827
          Accrued expenses                                                               -               (26,122)
          Accrued salaries and related liabilities                                       -               133,402
                                                                               ------------          ------------
               Net cash used in operating activities                                (2,629)              (70,234)

Cash Flows From Investing Activities:
   Net proceeds from sale of equipment                                                   -                20,000
     Other assets                                                                        -                     -
                                                                               ------------          ------------
               Net cash provided by (used in) investing activities                       -                20,000

Cash Flows From Financing Activities:
     Net repayments of lease obligations                                                 -                (1,530)
     Net proceeds from sale of common and preferred stock, exercise of
      options and warrants, net of expenses                                              -                     -
     Proceeds from short-term notes payable                                              -                48,500
                                                                               ------------          ------------
               Net cash provided by financing activities                                 -                46,970
Net Increase (Decrease) in Cash and Cash Equivalents                                (2,629)               (3,264)

Cash and Cash Equivalents, beginning of period                                       6,291                 5,644
                                                                               ------------          ------------

Cash and Cash Equivalents, end of period                                       $     3,662           $     2,380
                                                                               ============          ============

        The accompanying notes are an integral part of these statements.

                            A-Fem Medical Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002

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


Going Concern Uncertainty
-------------------------

         The Company experienced significant operating losses during the year ended December 31, 2001 and has continued to incur losses for first quarter of 2002. Further, the Company has not generated significant revenues. The Company expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Execution of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital and to evaluate potential partnering opportunities. The Company has demonstrated the ability to raise operating funds in the past by securing investment commitments in its preferred and common stock of approximately $175,000 during 2001, and $1.1 million during 2000, net of issuance expenses. However, there can be no assurance that the Company's efforts to raise additional funding or enter into a strategic alliance will be successful. If the company is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient profitable sales revenues, management will likely be required to curtail the Company's product development, marketing activities and other operations and the Company will likely be forced to cease operations.

Basis of Presentation
---------------------

         The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by A-Fem pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although A-Fem believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in A-Fem's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Net Loss Per Share
------------------

         Basic and diluted loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Loss per share is calculated using the weighted average number of common shares outstanding for the period. A net loss was reported in each of the quarters ended March 31, 2002 and 2001. Stock options for the purchase of 3,443,789 and 3,725,923 shares at March 31, 2002 and 2001, respectively, and warrants for the purchase of 1,594,439 and 1,592,939 shares at March 31, 2002 and 2001, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at March 31, 2002 were not included in loss per share calculations because to do so would have been anti-dilutive.

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

Overview
--------

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

         A-Fem continued to experience operating losses during the year ended December 31, 2001 and the quarter ended March 31, 2002 and has never generated significant revenues from operations. A-Fem expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Execution of A-Fem's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital through the sale of equity securities and by licensing its Rapid-Sense technology, and to seek partnering opportunities for the inSync miniform. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $1.1 million during 2000, and $175,000 in 2001.

         A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management will likely be required to further curtail A-Fem's product development, marketing activities and other operations, and A-Fem will likely cease operations.

Results of Operations
---------------------

         The first quarter of 2002 reflects the results of a decreased level of activity with no active headcount, and minimal expenses, while the effort to raise funds in the equity market continues.

         Net sales for the quarter ended March 31, 2002, were approximately $2,000, as compared to approximately $4,000 for the quarter ended March 31, 2001. This decrease was the result of decreased distribution for the inSync miniform, which is primarily now only sold through the internet, as compared to a wider distribution during the prior year.

         Marketing and selling expense for the first quarter of 2002 was zero, as compared to approximately $12,000 for the quarter ended March 31, 2001. This decrease resulted from elimination of support for the inSync miniform.

         Research and development expense for the quarter ended March 31, 2002, was approximately $13,000, as compared to approximately $106,000 for the same quarter of the prior year. The current year expense reflects only the fixed expense of operations, with no personnel or other outside expenses.

         General and administrative expense was approximately $18,000 for the quarter ended March 31, 2002, as compared to approximately $166,000 for the same period in the prior year. This decrease resulted from the elimination of all expenses except fixed expenses.

         A-Fem's operating loss for the quarter ended March 31, 2002, was approximately $42,000 as compared to approximately $329,000 for the same quarter of the prior year. This decrease resulted from the elimination of expenses in all operating departments.

         A-Fem's other income (expense) is composed primarily of income from development contracts, interest income and interest expense. For the quarter ended March 31, 2002 there was no other income or expense, as compared to other income of approximately $22,000 for the same period in the prior year.

         A-Fem's net loss for the quarter ended March 31, 2002, was approximately $42,000, as compared to approximately $308,000 for the same period in the prior year. This decrease resulted from elimination of operating expenses in all operating departments in 2002 due to a continued lack of funding.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 2001, A-Fem had cash and cash equivalents of $3,662. A-Fem's net cash position decreased by $2,629 between December 31, 2001 and March 31, 2002, as a result of funding certain operating expenses.

         A-Fem continued to experience operating losses during the year ended December 31, 2001, and in the first three months of 2002, and has never generated sufficient revenues from operations to offset expenses. A-Fem expects to continue to incur losses through 2003, because the costs of development are expected to continue to exceed income from product sales. A-Fem incurs approximately $150,000 per month of operating expenses at full operation and expects that significant ongoing expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. Since January 1, 2001, A-Fem has deferred payment of compensation accrued for its remaining 4 full-time employees pending receipt of additional financing. In addition, A-Fem's outstanding note payable obligation of $400,000 was due in April 2001. A-Fem is in default on this obligation.

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

         Since December 31, 2000 A-Fem has financed its operations through bridge loans and small equity investments while it seeks significant additional equity financing. A-Fem has raised operating funds in the past by selling shares of its common and preferred stock for consideration totaling approximately $2.4 million during 1999, $1.1 million during 2000, and $175,000 in 2001. Since the third quarter of 1998, substantially all such sales have been made to clients of a single investment advisor. A-Fem anticipates that no further funds will be available from this source and that A-Fem will have to find alternative sources for its additional financing. A-Fem has engaged an investment banker to pursue alternative sources of additional funding. A-Fem may not be able to raise additional funding or enter into a strategic alliance. If A-Fem is unable to obtain adequate additional financing, enter into such strategic alliance or generate sufficient sales revenues, management may be required to curtail A-Fem's product development, marketing activities and other operations, and A-Fem may be forced to cease operations.

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

Forward-Looking Statements

         Certain statements in this Form 10-QSB contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

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

                  Form 8-K filed March 8, 2002

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        A-FEM MEDICAL CORPORATION


Date:  May 20, 2002
                                        /s/ Steven T. Frankel
                                        ----------------------------
                                        Steven T. Frankel
                                        President and Chief Executive Officer





                                        /s/ Martin Harvey
                                        ----------------------------
                                        Martin Harvey
                                        Controller

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