Form 10KSB
period 2004-12-31
AFEM MEDICAL CORP
filed 2005-08-30
CIK 820608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2004

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                        Commission File Number: 000-17119

                            A-FEM MEDICAL CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       33-0202574
             ------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


           Suite 230, 321 Norristown Road, Ambler, Pennsylvania 19002
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (215) 540-4310
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

       Securities Registered Pursuant to Section 12(g) of the Exchange Act

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.   $66,364

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $14,839,362 as of July 29, 2005.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Approximately 16,488,180 shares of common stock were outstanding as of July 29, 2005.

         Transitional Small Business Disclosure Form (Check one):
Yes   ; No  [X]
   ---      ---

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW
         A-Fem Medical Corporation was incorporated on December 5, 1986 in the State of Nevada and maintains offices in Tualatin, Oregon and Ambler, Pennsylvania.

         A-Fem Medical (hereinafter "A-Fem" or the "Company") is a bio-medical company that seeks to develop, acquire and commercialize on its own or with other commercial partners proprietary medical technology platforms and products for diagnostics and treatment of medical needs.

         The Company has developed three proprietary platforms: The Miniform, a disposable technology that can be used as a drug delivery system; Rapid-Sense, a point-of-care broadly enabling, diagnostic technology; and, the PadKit, a diagnostic sample collection technology. These three technologies are in different stages of development ranging from commercialization to proof of concept. The Company's goal is to bring all products to commercialization with manufacturing control maintained by A-Fem and sales and marketing managed through a strategic partner, where appropriate.

COMPETITION

         The bio-medical industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our product candidates in the therapeutic and diagnostic areas.

         Many of our competitors are substantially larger than we are and have greater capital resources, research and development staffs and facilities than we have. In addition, many of our competitors are more experienced than we are in diagnostic test development, drug discovery, development and commercialization, obtaining regulatory approvals and drug or diagnostic product manufacturing and marketing.

         We anticipate that the competition with our products and technologies will be based on, among other things, product efficacy, safety, reliability, availability, price, patent position and effective marketing. The timing of market introduction of our products and competitive products will also affect competition among products. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the period between technological conception and commercial sales or license.

         Our competition includes Inverness Medical Innovations, Inc., Biosite, Inc., Meridian Bioscience, Wyeth Pharmaceuticals and other bio-medical companies.

INTELLECTUAL PROPERTY

         Patents and other proprietary rights are an integral part of our business. It is our policy to seek patent protection for our inventions and also to rely upon trade secrets and continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

         The issued patents currently owned and the pending patent applications are as follows:

1.           U.S. Patent No. 4,995,150 Issued
                Title: Method and Apparatus for Making Feminine Hygienic Interlabia Pads
2.           U.S. Patent No. 5,575,047 Issued
                Title: Method for Making Biodegradable Absorbent Pads
3.           U.S. Patent No. 6,183,455 Issued
                Title: Biodegradable Absorbent Pads
4.           U.S. Patent No. 6,811,549 Issued
                Title: Administration of Therapeutic or Diagnostic Agents Using Interlabial Pad
5.           U.S. Patent No. 6,699,722 Issued
                Title: Positive Detection Lateral-Flow Apparatus and Method for Small and Large Analytes
6.           U.S. Patent No. 5,725,481 Issued
                Title: Method and Apparatus for Collecting Vaginal Fluid and Exfoliated Cells
7.           U.S. Patent No. 6,007,498 Issued
                Title: Method and Apparatus for Collecting Vaginal Fluid and Exfoliated Cells
8.           U.S. Patent No. 6,174,293 Issued
                Title: Method and Apparatus for Collecting Vaginal Fluid and Exfoliated Vaginal Cells for
                Diagnostic Purposes
9.           U.S. Patent No. 6,258,548 Issued
                Title: Single or Multiple Analyte Semi-Quantitative/Quantitative Rapid Diagnostic
10.          U.S. Patent No. 6,306,665 Issued
                Title: Covalent Bonding of Molecules to an Activated Solid Phase Material, and Devices
                Made Using the Material
11.          U.S. Patent No. 6,365,417 Issued
                Title: Collection Device for Lateral Flow Chromatography
12.          U.S. Patent Application No. 10/874,766 Pending
                Title: Administration of Therapeutic or Diagnostic Agents Using Interlabial Pad
13.          U.S. Patent Application No. 10/114,913 Pending
                Title: Collection Device for Lateral Flow Chromatography
14.          U.S. Patent Application No. 10/686,548 Pending
                Title: Positive Detection Lateral-Flow Apparatus and Method for Small and Large Analytes
15.          U.S. Patent Application No. 10/781,043 Pending
                Title: Anal Hygienic Pad and Method of Use
16.          Canadian Patent Application No. 2,255,716 Pending


                Title: Method and Apparatus for Collecting Vaginal Fluid and Exfoliated Vaginal Cells for
                Diagnostic Purposes

A-Fem holds the following United States trademarks for its current products:

   1.        PadKit                     Trademark Registration No. 2251770
   2.        Rapid-Sense                Trademark Registration No. 2428650

We also hold the following worldwide trademarks:

   1.        A-Fem Logo                 Trademark Registration No. 2030290
   2.        inSync                     Trademark Registration No. 2166616


GOVERNMENT REGULATION

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

         Such regulatory requirements will require the company to retain records for up to seven (7) years, and be subject to periodic regulatory review and inspection of all facilities and documents. A-Fem is conducting additional studies for the PADKIT. A-Fem is in the process of assembling a team to obtain marketing clearance from the FDA for its planned products. This team will include senior management, personnel with regulatory expertise, and consultants with scientific skills for clinical field trials. A Medical Advisory Board, consisting of scientific Ph.D.s and M.D.s, to contribute to the scientific and medical validity of its clinical trials will be assembled when appropriate.

EMPLOYEES

         As of December 31, 2004, we had no full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

         All of our offices are located in leased premises.

         We occupy approximately 570 square feet of the space at our principal office location, located at 321 Norristown Road, Suite 230, Amber, PA. Monthly payments under the lease agreement are approximately $948. This lease will expire on June 30, 2006. We also occupy approximately 450 square feet of office space at 8215 SW Tualatin-Sherwood Road, Suite 200, Tualatin, OR. Monthly payments under the lease agreement are approximately $1,487. This lease will expire on December 31, 2005.

         We currently lease approximately 1376 square feet of commercial space in Sherwood, Oregon. We currently lease this space under a pre-paid arrangement at a rate of $13,188 per year. This lease will expire on November 30, 2005. ITEM

3. LEGAL PROCEEDINGS

         As of the date hereof, the company has no pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

OUR COMMON STOCK

            The principal market for our common stock is the Pink Sheets, where our common stock trades under the symbol "AFEM.PK" Our common stock has a limited and sporadic trading history. The prices below are based on high and low reported sales prices as reported by the Pink Sheets during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                                           HIGH              LOW

 FISCAL YEAR ENDING DECEMBER 31, 2004
 First Quarter                                                           $   0.31            $ 0.00
 Second Quarter                                                          $   0.07            $ 0.00
 Third Quarter                                                           $   0.12            $ 0.00
 Fourth Quarter                                                          $   0.76            $ 0.04

 FISCAL YEAR ENDED DECEMBER 31, 2003
 First Quarter                                                           $   0.07            $ 0.01
 Second Quarter                                                          $   0.01            $ 0.00
 Third Quarter                                                           $   0.07            $ 0.01
 Fourth Quarter                                                          $   0.07            $ 0.00

 FISCAL YEAR ENDED DECEMBER 31, 2002
 First Quarter                                                           $   0.15            $ 0.07
 Second Quarter                                                          $   0.07            $ 0.01
 Third Quarter                                                           $   0.45            $ 0.00
 Fourth Quarter                                                          $   0.07            $ 0.00


STOCKHOLDERS

         As of July 29, 2005, there were approximately 290 holders of record of our common stock.

DIVIDENDS

         We have not declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

PURCHASES OF EQUITY SECURITIES

         During the fiscal year ended December 31, 2004, we did not purchase any outstanding shares of our common stock, nor did any person or entity purchase any outstanding equity securities of the company on our behalf.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 2004, we completed a private placement of common stock to qualifies investors, in which we issued 3,184,640 shares of common stock at a purchase price of $0.05 per share. The aggregate proceeds of the private placement were $159,232, net of expenses and commissions. The foregoing sale of securities was exempted from registration per Section 4(2) of the Securities Act of 1933, and Regulation D (Rule 506) promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion of our financial condition should be read together with our financial statements and related notes included in this annual report on Form 10-KSB.

                           FORWARD-LOOKING STATEMENTS

            The following discussion (as well as statements in Item 1 above and elsewhere) contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates" and do not reflect historical facts. Specifically, the forward-looking statements relating to our planned transition to a new facility and anticipated improvements to such planned facility, our strategy described in Item 1 including the possibility of entering into strategic partnerships, alliances, and collaborations, our prospects for our technologies and intellectual property, our plans and expectations regarding commercialization and marketing efforts, our ability to create and market products and services based on our technologies, the anticipated need, desirability, and demand for our technologies and any products or services based on such technologies, our need to raise additional capital from external sources, our ability to generate cash to internally fund some of our working capital needs, industry and regulatory trends, as well as the prospect of a positive return on investment from such costs and expenditures by their generation of revenue, future research and development.

         Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties including but not limited to, trends in the biotechnology, healthcare, and pharmaceutical sectors of the economy; competitive pressures and technological developments from domestic and foreign genetic research and development organizations, which may affect the nature and potential viability of our business strategy; private or public sector demand for products and services similar to what we plan to commercialize. We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES

         The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions.

         Additional information on significant accounting principles is provided in Note 2 of the attached Financial Statements.

      We believe that the ability to develop and commercialize our diagnostic products and other technologies will depend in significant part on our ability to:

o        operate without infringing upon the proprietary rights of others;
o        obtain patents;
o develop and obtain additional patents and technologies in our key operating areas of interest.

OUR CONSOLIDATED RESULTS OF OPERATIONS

         We recognized revenues of $66,364 in fiscal year ending December 31, 2004, $44,429 in fiscal year ending December 31, 2003, and no revenue in fiscal year ending December 31, 2002, but incurred costs related to our operations. Total operating expenses for the fiscal year ended December 31, 2004 were $157,549. Highlights of changes in the major components of these expenses for continuing operations are detailed and discussed below:

                          FISCAL YEAR           FISCAL YEAR
                        ENDED DECEMBER        ENDED DECEMBER         FISCAL YEAR ENDED
                           31, 2004              31, 2003            DECEMBER 31, 2002
                       ------------------    ------------------     ---------------------
Professional fees              $ 102,033              $ 52,208                  $ 10,696
General &                       $ 48,493              $ 37,466                  $ 55,000
Administrative
-----------------------------------------------------------------------------------------

         Professional fees include the costs of legal, consulting and auditing services provided to us. The majority of these expenses relate to consulting fees incurred as we required external assistance in compiling and maintaining our financial records. The increase in professional fees from 2003 to 2004 is primarily due to legal fees associated with maintaining our patents. While we are unable to estimate future costs of this nature with any degree of certainty, we intend to retain a limited number of skilled management to reduce the need for extensive assistance from outside law firms, consultants and accounting professionals.

         General and administrative expenses include but are not limited to rent, office expenses, stock register expenses, etc. While we are unable to estimate future costs of this nature with any degree of certainty, management will continue to explore possibilities to maintain cost efficiency in this area.

         The Revenues for the years 2004 and 2003 are derived from a licensing agreement for a specific use of our Rapid-Sense Technology in drug of abuse diagnostics as well as a technical evaluation agreement for the Rapid-Sense Technology.


   MANAGEMENTS DISCUSSION OF QUARTERLY RESULTS OF OPERATIONS FOR 2002 TO 2004

QUARTERLY RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                         JANUARY -     APRI -       JULY -           OCTOBER -
                           MARCH        JUNE       SEPTEMBER         DECEMBER

PROFESSIONAL FEES         -0-          -0-            -0-            $10,696


GENERAL &                 -0-          -0-            -0-            $55,000
ADMINISTRATIVE


         A-Fem Medical was primarily inactive in 2002 with no employees. In the first three quarters cash balances were zero and the Company had no ability to pay its creditors. In the fourth quarter the Company issued stock valued at $25,000 to settle an invoice for a consultant seeking new financing. The landlord of the Company's primary business location took over the building and disposed of all of the Company's property left in the building to satisfy outstanding lease obligations. In the fourth quarter the Company sold a piece of manufacturing equipment stored out of the building for $40,000 in order to pay some outstanding obligations.

QUARTERLY RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31,2003


                         JANUARY -     APRI -       JULY -           OCTOBER -
                           MARCH        JUNE       SEPTEMBER         DECEMBER

REVENUE FROM LICENSE        -0-           -0-      $10,149
                                                                     $34,280

PROFESSIONAL FEES          $4,969       $4,218      $7,741
                                                                     $35,280

GENERAL &                  $2,816       $2,248       $727
ADMINISTRATIVE                                                       $31,675

         A-Fem continued its inactive status with some invoices for legal fees paid in order to maintain its patent position. In the third quarter the company received a $10,000 payment from Martin Diagnostics for a technology evaluation agreement. An additional $30,000 was received in the fourth quarter from Martin Diagnostics and the company also received $4,280 from Branan Medical Corporation for a Rapid-Sense license agreement. The funds were used to pay some of the legal invoices as well as two consultants. The two consultants were Martin Harvey, who was the Acting CFO, and Dr. William Fleming, who was the Acting CFO.

QUARTERLY RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31,2004



                         JANUARY -     APRI -       JULY -           OCTOBER -
                           MARCH        JUNE       SEPTEMBER         DECEMBER

REVENUE FROM LICENSE      $27,841      $17,121        $8,561          $12,841


PROFESSIONAL FEES         $38,240      $18,271       $12,548          $32,974

GENERAL &                   $197         $75           $29            $48,192
ADMINISTRATIVE

         In the first quarter the Company received $15,000 from Martin Diagnostics and $12,841 from Branan Medical Corporation for a license agreement. The funds were used to pay legal invoices, stock registrar, and two consultants.

         In the second quarter the Company received $17,121 from Branan Medical Corporation and used the funds to pay legal invoices, stock registrar, and two consultants.

         In the third quarter the Company received $8,561 from Branan Medical Corporation and used the funds to pay legal invoices, stock registrar, and two consultants.

         In the fourth quarter the Company received $17,120 from Branan Medical Corporation. The Company also received $159,232 for the sale of common stock, and $10,240 advance against future stock issue. The funds were used to pay both current and past invoices, as well as establishing an office.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, A-Fem had cash and cash equivalents of $108,471 as compared to $20,426 at December 31, 2003.

         During fiscal year 2004 A-Fem raised $159,232 from private placement of its common stock. These resources were primarily used to fund operating activities.

         In the future A-Fem expects to expand operation with the use of additional financing and increased revenues from operations.

         As we continue to develop our products we plan to expand our licensing activity for multiple uses of our Rapid-Sense diagnostic technology as well as develop a product using the technology with select strategic partners.

         Our Mini Form and Pad-Kit technologies will enable us to launch products into both the OTC marketplace and Medical Laboratory market in conjunction with established partners.

OFF-BALANCE SHEET ARRANGEMENTS

         We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.


PRODUCT LIABILITY INSURANCE COVERAGE

         A-Fem is in the process of acquiring general liability insurance, including product liability insurance.


ITEM 7. FINANCIAL STATEMENTS.

            Audited balance sheets for the years ended December 31, 2004, 2003 and 2002 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002 are set forth on page F-1 at the end of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         A-Fem now maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is communicated to our management including our CEO and CFO as appropriate.

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         A-Fem's management is responsible for establishing and maintaining adequate internal control over financial reporting.

         All internal control systems, no matter how well designed, have inherent limitations. Management therefore is continuing to improve on the design of such controls.

         A-Fem's management assessed the effectiveness of A-Fem's internal control over financial reporting as of December 31, 2004. Based on our assessment we believe that as of December 31, 2004 A-Fem's internal control over financial reporting is adequate.

ITEM 8B - OTHER INFORMATION

            Not Applicable.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         A-Fem's current Executive Officers and Directors are:

DIRECTORS & EXECUTIVE OFFICERS       AGE                 POSITION

James E. Reinmuth, Ph.D.             64            Chairman and Director

Martin Harvey                        63            Controller, Acting CFO

         For the years ended December 31, 2004, December 31, 2003 and December 31, 2002, Dr. William H. Fleming was acting CEO.

         Martin Harvey has served as the company's controller since June, 1998. For the years ended December 31, 2004, December 31, 2003 and December 31, 2002 Martin Harvey was acting CFO.

DIRECTORS AND ACTING EXECUTIVE OFFICERS

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

         Martin Harvey has served as the Company's Controller since June 1998 and Acting CFO since 2003. From 1993 to 1998, Mr. Harvey held several other controller positions with a variety of manufacturing companies. From August 1987 to June 1993, Mr. Harvey was division controller for Spacelabs Medical, Inc., a manufacturer of critical care medical monitors. From January 1980 to August 1987, Mr. Harvey was division controller for the Medical Systems Division of Control Data, Inc.

COMPENSATION OF DIRECTORS

            Directors do not receive any compensation for their serving on the Board of Directors of the Company.

EMPLOYMENT CONTRACTS

            There are currently no employment contracts, severance or change-in-control agreements with any of the named executive officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of a registered class of the Company's securities to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

            To the best of our knowledge, all directors, executive officers and persons who own more than 10% of our common stock have filed the required reports in a timely manner.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting office or controller, or persons performing similar functions. Our code of ethics is being filed with the SEC as an exhibit to our Form 10-KSB. A copy of the Company's code of ethics may also be obtained by any person without charge by sending a written request addressed to : A-Fem Medical Corporation, 321 Norristown Road, Suite 230, Ambler, PA 19002.

ITEM 10. EXECUTIVE COMPENSATION

         Executive compensation for the years ended December 31, 2004 and December 31, 2003:

                                                    ANNUAL COMPENSATION
                                                               OTHER ANNUAL
                                                 SALARY        COMPENSATION
NAME & PRINCIPAL POSITION           YEAR          ($)               ($)

William H. Fleming                  2004          0.00            $31,815
  Vice Chairman-Diagnostics,
  Secretary and Director
  Acting CEO                        2003          0.00            $12,472

Martin Harvey                       2004          0.00            $28,437
  Acting CFO                        2003          0.00            $12,420

         For the years ended December 31, 2004, December 31, 2003 and December 31, 2002 there were no compensatory stock options issued. See note 6 of included audited financial statements for additional details.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 29, 2005 with respect to (i) each director of the Company; (ii) our Chief Executive Officer; (iii) our Chief Financial Officer and directors as a group; and (iv) each party known by us to be the beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the mailing address for each party listed below is c/o A-FEM Medical Corporation, 321 Norristown Road, Suite 231, Ambler, Pennsylvania 19002.

            This table is based upon information supplied by current and former officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 16,488,180 shares of our common stock outstanding on July 29, 2005 adjusted as required by rules promulgated by the Securities and Exchange Commission.

            The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

NAME OF BENEFICIAL OWNER             SHARES BENEFICIALLY    PERCENTAGE OF CLASS
                                     OWNED

William H. Fleming, Ph.D. (1)                492,034               2.9%

All directors and executive                  492,034               2.9%
   officers as a group (1 person)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On April 13, 1998, we entered into a loan agreement with Doug McKay for an aggregate loan amount of $400,000. We entered into the foregoing loan agreement in order to meet operational needs. The loan agreement is unsecured, bears no interest and is due on demand.

            On January 11, 2001, we entered into a loan agreement with Steven Frankel for an aggregate loan amount of $8,500. We entered into the foregoing loan agreement in order to meet operational needs. The loan agreement is unsecured, bears no interest and is due on demand.

            On March 21, 2001, we entered into a loan agreement with Global Link (Abraczinskas) for an aggregate loan amount of $25,000. We entered into the foregoing loan agreement in order to meet operational needs. The loan agreement is unsecured, bears no interest and is due on demand.

            On February 1, 2001 and November 3, 2002, we entered into loan agreements with Richard Schroeder for aggregate loan amounts of $15,000 and $4,000 respectively. We entered into the foregoing loan agreements in order to meet operational needs. The loan agreements are unsecured, bear no interest and are due on demand.

            The Company expects to settle $444,000 of the foregoing debt by issuance of common stock in 2005.

            On May 31, 2005 the past officers and Directors of A-Fem elected to forgive unpaid salaries in a transaction which the Company recorded as an aggregate capital contribution of $355,889.

ITEM 13. EXHIBITS

         The following exhibits are filed as part of this annual report.

 Exhibit         Description
   No.
--------------------------------------------------------------------------------
   14.1          Code of Ethics and Business Conduct

   23.1 Consent of Williams & Webster, P.S., Independent Registered Public Accounting Firm (Filed herewith)

   31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

   31.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

  32.1* Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

  32.2* Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.


* The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by A-Fem Medical Corporation for purposes of
Section 18 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         As of June 30, 2005 the aggregate fees billed for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 for professional services rendered by the principle accountant for the audit of A-Fem's annual financial statements was $14,905.25. Additional charges are to be billed at a later date.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            A-Fem Medical Corporation

Date:   August 30, 2005                By:  /s/ William H. Fleming
                                            ---------------------------
                                       William H. Fleming, Acting CEO
                                       (Principal Executive Officer)


Date:   August 30, 2005                By:  /s/ Martin Harvey
                                            ---------------------------
                                       Martin Harvey, Acting CFO
                                       (Principal Financial Officer)




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       A-Fem Medical Corporation
Date:   August 30, 2005                       By:/s/ William H. Fleming
                                              William H. Fleming, Director

EXHIBITS

         The following exhibits are filed as part of this annual report.

 Exhibit         Description
   No.
--------------------------------------------------------------------------------
   14.1          Code of Ethics and Business Conduct

   23.1 Consent of Williams & Webster, P.S., Independent Registered Public Accounting Firm (Filed herewith)

   31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

   31.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

   32.1* Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

   32.2* Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.


* The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by A-Fem Medical Corporation for purposes of
Section 18 of the Exchange Act.

                            A-FEM MEDICAL CORPORATION

TABLE OF CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1
FINANCIAL STATEMENTS

         Balance Sheets                                                F-2

         Statements of Operations                                      F-3

         Statement of Stockholders' Deficit                            F-4

         Statements of Cash Flows                                      F-5


NOTES TO THE FINANCIAL STATEMENTS                                      F-6

[GRAPHIC OMMITTED]

                            WILLIAMS & WEBSTER, P.S.
               CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS CONSULTANTS



A-Fem Medical Corporation
Ambler, Pennsylvania


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying balance sheets of A-Fem Medical Corporation as of December 31, 2004, 2003, and 2002, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A-Fem Medical Corporation as of December 31, 2004, 2003, and 2002 and the results of its operations, stockholders' (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 31, 2005








      Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA Bank of America, Financial Center o 601 W. Riverside,
                          Suite 1940 Spokane, WA 99201
      Phone (509) 838-5111 o Fax (509) 838-5114 o www.williams-webster.com

A-FEM MEDICAL CORPORATION
BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------

                                                                                       December 31,
                                                                     -------------------------------------------------
                                                                          2004             2003             2002
                                                                     ----------------- ---------------- ---------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $    108,471     $      20,426     $    32,006
     Prepaid expenses                                                       10,990              -               -
     Deposits                                                                  585              -               -
                                                                     ----------------- ---------------- ---------------
         Total Current Assets                                              120,046            20,426          32,006

OTHER ASSETS
     Patents, net of accumulated amortization                               67,553            72,378          77,203
                                                                     ----------------- ---------------- ---------------
         Total Other Assets                                                 67,553            72,378          77,203
                                                                     ----------------- ---------------- ---------------

TOTAL ASSETS                                                          $    187,599     $      92,804     $   109,209
                                                                     ================- ================ ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                 $    146,211     $    230,503      $   200,503
     Notes payable - related party                                         452,500          452,500          452,500
     Accrued payroll                                                       123,156          439,348          439,348
                                                                     ----------------- ---------------- ---------------
         Total Current Liabilities                                         721,867        1,122,351        1,092,351
                                                                     ----------------- ---------------- ---------------

COMMITMENTS AND CONTINGENCIES                                                    -             -                -

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A convertible, $0.01 par
         value; 9,750,000 shares authorized, 7,492,135
         shares issued and outstanding                                      74,921           74,921           74,921
     Common stock, $0.01 par value; 75,000,000 shares authorized;
         13,906,198, 10,721,558 and 10,721,558 shares issued and
         outstanding, respectively
                                                                           139,061          107,215          107,215
     Additional paid-in capital                                         20,980,915       20,549,640       20,549,640
     Subscription receivable                                                     -          (52,000)         (52,000)
     Accumulated deficit                                               (21,729,165)     (21,709,323)     (21,662,918)
                                                                     ----------------- ---------------- ---------------
         Total Stockholders' Deficit                                      (534,268)      (1,029,547)        (983,142)
                                                                     ----------------- ---------------- ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    187,599     $     92,804     $    109,209
                                                                     ================- ================ ===============


                   The accompanying notes are an integral part of these financial statements.




A-FEM MEDICAL CORPORATION
BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------



                                                                                       December 31,
                                                                     -------------------------------------------------
                                                                          2004             2003             2002
                                                                     ----------------- ---------------- ---------------
REVENUES FROM LICENSING                                               $     66,364     $     44,429    $          -
                                                                     ----------------- ---------------- ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Professional fees                                                     102,033           52,208         10,696
     Rent                                                                    2,198           -                  -
     Depreciation & amortization                                             4,825            4,825         53,575
     General and administrative                                             48,493           37,466         55,000
                                                                     ----------------- ---------------- ---------------
         Total Expenses                                                    157,549           94,499        119,271
                                                                     ----------------- ---------------- ---------------

LOSS FROM OPERATIONS                                                       (91,185)         (50,070)      (119,271)
                                                                     ----------------- ---------------- ---------------

OTHER INCOME (EXPENSE)
     Other income                                                           10,240            3,665               -
     Loss on disposal of assets                                                  -             -          (186,579)
     Gain on relinquishment of liability claims                             61,103             -           181,817
                                                                     ----------------- ---------------- ---------------
         Total Other Income (Expenses)                                      71,343            3,665         (4,762)
                                                                     ----------------- ---------------- ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                          (19,842)         (46,405)      (124,033)

INCOME TAXES                                                                     -             -              -
                                                                     ----------------- ---------------- ---------------

NET INCOME (LOSS)                                                     $    (19,842)     $   (46,405)   $  (124,033)
                                                                     ----------------- ---------------- ---------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE                           $          nil             nil    $     (0.01)
                                                                     ================- ================ ===============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                          13,906,198       10,721,558     10,221,558
                                                                     ================- ================ ===============


                        The accompanying notes are an integral part of these financial statements.



A-FEM MEDICAL CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------


                                                       Stock
                                    ----------------------------------------
                                         Preferred                 Common
                                    ------------------- ---------------------    Additional                              Total
                                     Number               Number                  Paid-in    Subscription Accumulated Stockholders'
                                    of Shares   Amount  of Shares     Amount      Capital      Receivable    Deficit     Deficit
                                   ----------- -------- ----------  ---------   -----------  ------------ ----------- -------------

Balance, December 31, 2001          7,492,135  $74,921  10,221,558   $102,215   $20,529,640    $(52,000)  $(21,538,885)  $(884,109)

     Issued common stock at                 -        -     500,000      5,000        20,000           -             -       25,000
     $0.05 a share

Net loss for year ended                     -        -         -           -           -            -        (124,033)   (124,033)
December 31, 2002

Balance, December 31, 2002          7,492,135   74,921  10,721,558    107,215    20,549,640     (52,000)   (21,662,918)   (983,142)

Net loss for the year ended                 -        -         -           -           -            -         (46,405)    (46,405)
December 31, 2003

Balance, December 31, 2003          7,492,135   74,921  10,721,558    107,215    20,549,640     (52,000)   (21,709,323) (1,029,547)

     Adjustment of accrued                  -        -          -          -        303,889      52,000             -      355,889
         payroll,contributed
         capital

     Issued common stock for                -        -   3,184,640     31,846       127,386           -             -      159,232
          cash at $0.05 share

Net loss for the year ended                 -        -          -           -           -            -        (19,842)    (19,842)
December 31, 2004

Balance, December 31, 2004         $7,492,135  $74,921 $13,906,198 $  139,061   $20,980,915           -    $(21,729,165 $ (534,268)



                              The accompanying notes are an integral part of these financial statements.



                                                   A-FEM MEDICAL CORPORATION
                                                    STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------


                                                                                 Years Ended December 31,
                                                                     --------------------------------------------------
                                                                             2004            2003             2002
                                                                     ----------------- ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $    (19,842)    $    (46,405)    $   (124,033)
     Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
              Depreciation and amortization                                  4,825            4,825           53,575
              Accounts payable                                             (84,292)          -                31,173
              Accrued expenses                                              39,697           30,000           40,000
              Deposits                                                        (585)          -                     -
              Prepaid expenses                                             (10,990)          -                     -
                                                                     ----------------- ---------------- ---------------
      Net cash provided (used) by operating activities                     (71,187)         (11,580)             715
                                                                     ----------------- ---------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                            -           -                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
              Issuance of common stock for cash                            159,232           -                25,000
                                                                     ----------------- ---------------- ---------------
     Net cash provided by financial activities                             159,232           -                25,000

INCREASE IN CASH AND CASH EQUIVALENTS                                       88,045          (11,580)         25,715

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                20,426           32,006            6,291
                                                                     ----------------- ---------------- ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $   108,471     $     20,426     $     32,006
                                                                     ================= ================ ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Income taxes paid                                                 $      -        $       -        $      -
                                                                     ================= ================ ===============
     Interest expenses paid                                            $      -        $       -        $      -
                                                                     ================= ================ ===============



                           The accompanying notes are an integral part of these financial statements.


NOTE 1 - DESCRIPTION OF BUSINESS

A-Fem Medical Corporation was incorporated on December 5, 1986 in the State of Nevada and maintains offices in Tualatin, Oregon and Ambler, Pennsylvania.

A-Fem Medical (hereinafter "A-Fem" or the "Company") is a bio/medical company that seeks to develop, acquire and commercialize on its own or with other commercial partners proprietary medical technology platforms and products for diagnostics and treatment of medical needs.

The Company has developed three proprietary platforms: The Miniform, a disposable technology used as a drug delivery system; Rapid-Sense, a point-of-care quantitative, diagnostic technology; and, the PadKit, a diagnostic sample collection technology. These three technologies are in different stages of development ranging from commercialization to proof of concept. The Company's goal is to bring all products to commercialization with manufacturing control maintained by A-Fem and sales and marketing managed through a strategic partner, where appropriate.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of A-Fem Medical Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements - Recent
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of the statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities: (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2004. The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

Accounts Receivable and Bad Debts

The Company has no receivables or bad debts at its annual reporting dates in the accompanying financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of December 31, 2004, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits of $100,000 by approximately $8,400.

COMPENSATED ABSENCES

The Company has no paid employees and has not yet adopted a policy on compensated absences. Work done on behalf of the Company is currently performed by paid consultants.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair value at the reporting dates of these financial statements.

PROVISION FOR TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"

(hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the years ended December 31, 2004, 2003 and 2002, no asset impairments were identified or recorded.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

In 2002, the Company's furnishings and equipment were expropriated by an outside party in satisfaction of unpaid rent. This action resulted in a loss on disposal of assets in the amount of $186,579, which is recorded in the Company's 2002 statement of operations.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectibility is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured.

Revenue from support agreements is recognized on a straight-line basis over the life of the contract, although the fee is due and payable at the time the agreement is signed or upon annual renewal.

We recognize revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding, the fee is fixed and determinable, and collectibility is probable. Once minimum royalties have been received, additional royalties are recognized as revenue when earned, based on the distributor's or reseller's contractual reporting obligations.

USE OF ESTIMATES

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Investment in Securities

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, the Company's investments in securities are classified as either trading, held to maturity, or available-for-sale. During the years 2002 through 2004, the Company did not own any securities classified as either trading or held to maturity.

Securities available-for-sale consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of other comprehensive income.

Gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are included in earnings.

Investment Policies

The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost bases of specific investment accounts.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - INTANGIBLE ASSETS

The Company's principal intangible assets consist of patents, which are carried at the legal cost to obtain them. Patents with an original recorded cost of $82,028 are being amortized over an estimated useful life of seventeen years at the rate of $4,825 per year. The estimated aggregate amortization expense for each of the five succeeding years is $4,825.

A-Fem owns U.S. patents for technology relating to its Padkit collection system, its Rapid-Sense point of use tests, and its Miniform drug delivery system.

NOTE 4 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 9,750,000 shares of preferred stock with a par value of $0.01. As of December 31, 2004, the Company has issued 7,492,135 shares.

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

As of December 31, 2004, the Company has issued 13,906,198 shares.

NOTE 5 - STOCK PURCHASE WARRANTS

Common Stock Warrants

Summarized information about common stock warrants outstanding and exercisable is as follows:
                                                                              Weighted
                                                                            Average Fair
                                                                              Value Per
                              Common Shares          Exercise Price           Share at
                              Under Warrants           Per Share             Grant Date       Expiration Date
                              --------------           ---------             ----------       ---------------
Balance at 01/01/02              313,070              $0.01 - 2.85                $57,750      12/02 - 10/06
   Warrants granted                 -                      -                      -                  -
   Warrants expired              (25,000)                 2.85                    -                12/02
   Warrants exercised

Balance at 01/01/03              288,070              0.01 - 2.83                  57,750      3/05 - 10/06
   Warrants granted                 -                      -                      -                  -
   Warrants expired                 -                      -                      -                  -
   Warrants exercised               -                      -                      -                  -

Balance at 01/01/04              288,070              0.01 - 2.83                  57,750      3/05 - 10/06
   Warrants granted              956,873                  0.50                    -                7/11
   Warrants expired                 -                      -                      -                  -
   Warrants exercised               -                      -                      -                  -

Balance at 12/31/04             1,244,943             $0.01 - 2.83                $57,750       3/05 - 7/11


The Company used the Black-Scholes option price calculation to value the warrants granted in 2004. The following assumptions were used in estimating the fair value: risk-free interest rate of 4%; volatility of 0.5; expected life of
6.75 years; strike price of $0.50. With the aforementioned assumptions, the warrants issued were recorded at no value.

Preferred Stock Warrants

Summarized information about preferred stock warrants outstanding and exercisable is as follows:


                                                                              Weighted
                                                                            Average Fair
                                Preferred                                     Value Per
                               Shares Under          Exercise Price           Share at
                                 Warrants              Per Share             Grant Date       Expiration Date
                              --------------         --------------          ----------       ---------------
Balance at 01/01/02             1,204,012             $0.01 - 4.25              $76,491       8/08 - 9/10
   Warrants granted                 -                      -                    -                  -
   Warrants expired                 -                      -                    -                  -
   Warrants exercised               -                      -                    -                  -

Balance at 01/01/03             1,204,012             0.01 - 4.25                76,491       8/08 - 9/10
   Warrants granted                 -                      -                    -                  -
   Warrants expired                 -                      -                    -                  -
   Warrants exercised               -                      -                    -                  -

Balance at 01/01/04             1,204,012             0.01 - 4.25                76,491       8/08 - 9/10
   Warrants granted                 -                      -                    -                  -
   Warrants expired                 -                      -                    -                  -
   Warrants exercised               -                      -                    -                  -

Balance at 12/31/04             1,204,012             $0.01 - 4.25              $76,491       8/08 - 9/10



NOTE 6 - COMMON STOCK OPTIONS

In 1994, the Company adopted the 1994 Incentive and Non-Qualified Stock Option Plan (hereinafter "the Plan") under which 5,100,000 shares of common stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Plan.

Under the Plan, qualified options are available for issuance to employees of the Company and nonqualified options are available for issuance to consultants and advisors. The Plan provides that the exercise price of a qualified option cannot be less than the fair market value on the date of grant and the exercise price of a nonqualified option must be determined on the date of grant. Options granted under the Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant.

Activity under the Plan as well as other issuances is summarized as follows:

                                                         Weighted Average
                                    Shares Subject to   Exercise Price Per
                                         Options              Share
                                    -----------------   ------------------

   Balance at January 1, 2002            210,000              $2.28
      Options granted                       -                   -
      Options canceled                      -                   -
      Options exercised                     -                   -

   Balance at January 1, 2003            210,000               2.28
      Options granted                       -                   -
      Options canceled                      -                   -
      Options exercised                     -                   -
   Balance at January 1, 2004            210,000               2.28
      Options granted                       -                   -
      Options canceled                      -                   -
      Options exercised                     -                   -

   Balance at December 31, 2004          210,000              $2.28


All of the aforementioned options are nonqualified stock options which expire at various dates through March 6, 2010.

The following table summarizes information about stock options outstanding (all of which are exercisable) at December 31, 2004:

                                                               Weighted Average
                            Number Outstanding at            Remaining Contracted       Weighted Average
   Exercise Prices           December 31, 2004                   Life-Years              Exercise Price
   ---------------           -----------------                   ----------              --------------
        $1.00                        60,000                           5.2                       $1.00
         2.13                        50,000                           1.8                       2.13
         3.13                       100,000                           0.4                       3.13
                                    210,000                           2.1                       $2.28

At December 31, 2003 and 2002, 210,000 common stock options were exercisable at a weighted average exercise price of $2.28 per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received a total of $452,500 from four individuals which are considered related parties. These loans, which are unsecured and non-interest bearing, are due on demand. The Company expects to settle $444,000 of this debt by issuance of common stock in 2005.


In 2004, certain Company shareholders elected to forgive old unpaid salaries in a transaction which the Company recorded as a contribution of capital in the amount of $355,889.



NOTE 8 - INCOME TAXES

At December 31, 2004, the Company had net deferred tax assets calculated at an expected blended rate of 38% of approximately $5,772,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2004. The significant components of the deferred tax asset are as follows:

                                                12/31/04               12/31/03                12/31/02
                                           -------------------    --------------------    -------------------
NOL - Beginning of year                    $  17,170,000          $    19,124,000         $   21,000,000
Expiration of NOL                             (2,000,000)              (2,000,000)            (2,000,000)
Loss for year                                     20,000                   46,000                124,000
                                           -------------------    --------------------    -------------------
NOL - End of year                          $  15,190,000          $    17,170,000         $   19,124,000
                                           ===================    ====================    ===================

Deferred tax asset                         $    5,772,000         $      6,524,000        $     7,267,000
Deferred tax asset valuation
allowance                                         (5,772,000)             (6,524,000)            (7,267,000)
                                           -------------------    --------------------    -------------------
Net deferred tax assets                    $         -            $          -            $         -
                                           ===================    ====================    ===================

At current period, the Company has net operating loss carryforwards of approximately $15,190,000, which expire in the years 2005 through 2024. The change in the allowance account was a decrease of $752,000, $743,000 and $2,747,000 for 2004, 2003 and 2002 respectively. This change was due primarily to the expiration of net operating loss carryovers.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

On November 20, 2004, the Company executed a twelve-month lease for commercial office space in Sherwood, Oregon. In the execution of the lease, the Company prepaid the entire lease term fees of $13,188.

NOTE 10 - SUBSEQUENT EVENTS

On May 27, 2005, A-Fem Medical Corporation closed an offering of shares of its common stock, $0.01 par value, and warrants to purchase shares of its common stock, through a private placement to accredited investors. A-Fem Medical sold an aggregate of 2,166,479 shares of its common stock for $0.50 per share.

Each investor received a five-year warrant to purchase an amount of shares of common stock that equals 50% of the number of shares of common stock purchased by such investor in the offering. The exercise price of the warrants is $0.85 per share. Subject to an effective registration statement registering the shares of common stock underlying the warrants, A-Fem Medical may redeem the warrants for $0.01 per warrant if shares of A-Fem Medical's common stock closes above $1.70 for 20 consecutive trading days. The warrants have weighted-average anti-dilution protection. Each investor will have piggyback registration rights to register shares of common stock and shares of common stock underlying the warrants that were purchased in the offering. A-Fem Medical issued to the investors warrants to purchase an aggregate of 1,083,240 shares of common stock in connection with the offering. A-Fem Medical received gross proceeds of $1,182,602 as consideration for the sale of shares of its common stock and the issuance of the warrants.

On April 8, 2005, the board of directors of A-Fem Medical Corporation appointed Mr. Walter Witoshkin as its president and chief executive officer and as a member of its board of directors.

On May 31, 2005, each of the current members of the Company's board, with the exception of Mr. Witoshkin, officially resigned after acknowledging that the term of his or her respective appointment had expired. The resigning directors were James Reinmuth, Ph.D., James Wilson, Rosanna Sevick, Merry Disney and William Fleming, Ph.D. After the resignations, Dr. Fleming was subsequently re-appointed to the board of directors of the Company.