Form 10QSB
period 2005-03-31
AFEM MEDICAL CORP
filed 2005-08-30
CIK 820608

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [X] Quarterly Report Under Section 13 or 15 (d) of the SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2005

                           Commission File No. 0-17119

                            A-FEM MEDICAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                Nevada 33-0202574
                 --------------------- ------------------------
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)



                321 Norristown Road, Suite 230, Ambler, PA 19002
               --------------------------------------------------
                                  215-540-4310
               --------------------------------------------------
          (Address and telephone number of principal executive offices)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     We had approximately16,488,180 shares of our $0.01 par value common stock outstanding as of July 29, 2005.

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Balance sheets as of March 31, 2005 and December 31, 2004...........2

           Statement of Operations for the three months ended
           March 31, 2005 and 2004.............................................3

           Statement of Cash Flows for the three months ended
           March 31, 2005 and 2004.............................................4

           Notes to Condensed Financial Statements.............................5

ITEM 2.    Management's Discussion and Analysis of Financial Conditions
           and Results of Operations...........................................8

ITEM 3.    Controls and Procedures.............................................9

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings...................................................9

ITEM 2.    Unregistered Sales of Equity Securities; Use of Proceeds
           and Purchases of Equity Securities..................................9

ITEM 3.    Defaults on Senior Securities.......................................9

ITEM 4.    Submission of Matters to a Vote of Security Holders.................9

ITEM 5.    Other Information..................................................10

ITEM 6.    Exhibits and Reports on Form 8-K...................................10

Signatures....................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Balance sheets as of March 31, 2005 and December 31, 2004...........2

           Statement of Operations for the three months ended
           March 31, 2005 and 2004.............................................3

           Statement of Cash Flows for the three months ended
           March 31, 2005 and 2004.............................................4

           Notes to Condensed Financial Statements.............................5

                            A-FEM MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                                   As of
                                                                          March 31       December 31
                                                                        -----------------------------
                                                                            2005             2004
ASSETS                                                                   (unaudited)
                                                                        ------------     ------------
CURRENT ASSETS
     Cash and cash equivalents                                          $     66,868     $    108,471
     Prepaid Expenses                                                          7,693           10,990
     Deposits                                                                    585              585
                                                                        ------------     ------------
        Total Current Assets                                            $     75,146     $    120,046
                                                                        ------------     ------------
OTHER ASSETS
     Patents & Licenses-Net of Amortization                             $     66,347     $     67,553
                                                                        ------------     ------------
        Total Other Assets                                              $     66,347     $     67,553
                                                                        ------------     ------------
TOTAL ASSETS                                                            $    141,493     $    187,599
                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Short-Term Loans Payable                                           $     52,500     $     52,500
     Note Payable                                                            400,000          400,000
     Accrued Payroll                                                         123,156          123,156
     Accounts Payable                                                        146,211          146,211
                                                                        ------------     ------------
                                                                        $    721,867     $    721,867
                                                                        ------------     ------------
        Total Current Liabilities

COMMITMENTS AND CONTINGENCIES                                                     --               --
                                                                        ------------     ------------

STOCKHOLDERS' DEFICIT
     Preferred Stock, Series A Convertible, $0.01 par value;
         9,750,000 shares authorized, 7,492,135 shares issued
         and outstanding                                                $     74,921     $     74,921
     Common stock, $0.01 par value;
        75,000,000 shares authorized; 13,906,198
        shares issued and outstanding                                   $    139,061     $    139,061
     Additional paid-in capital                                           20,980,915       20,980,915
     Accumulated deficit                                                 (21,775,271)     (21,729,165)
                                                                        ------------     ------------
        Total Stockholders' Deficit                                     $   (580,374)    $   (534,268)
                                                                        ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    141,493     $    187,599
                                                                        ============     ============



         The accompanying condensed notes are an integral part of these financial statements

                            A-FEM MEDICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                          For Three Months
                                                           Ended March 31,
                                                         2005            2004
                                                     (unaudited)      (unaudited)
                                                     ------------     ------------
License Income                                       $     12,841     $     27,841
                                                     ------------     ------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Professional fees                               $     11,361     $     13,315
     Research & Development                                33,016           24,925
     General and administrative                            14,570            1,077
                                                     ------------     ------------
        Total Expenses                               $     58,947     $     39,317
                                                     ------------     ------------
INCOME (LOSS) FROM OPERATIONS                        $    (46,106)    $    (11,476)
                                                     ------------     ------------
LOSS BEFORE INCOME TAXES                             $    (46,106)    $    (11,476)
                                                     ------------     ------------
NETLOSS                                              $    (46,106)    $    (11,476)
                                                     ------------     ------------
Net Income                                           $    (46,106)    $    (11,476)
                                                     ============     ============

BASIC & DILUTED LOSS PER COMMON SHARE                $        Nil     $        Nil
                                                     ------------     ------------

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                         13,906,198       10,721,558
                                                     ============     ============

DILUTED WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                         13,906,198       10,721,588
                                                     ============     ============



            The accompanying condensed notes are an integral part of
                           these financial statements

                            A-FEM MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                           For Three Months
                                                            Ended March 31,
                                                     -----------------------------
                                                         2005            2004
                                                     (unaudited)      (unaudited)
                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $      #REF!     $    (11,476)
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by
       operating activities:
               Depreciation and amortization                1,206                -
               Prepaid expenses                             3,297                -
                                                     ------------     ------------
Net cash provided (used) by operating activities     $      4,503     $    (11,476)
                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                     (46,106)
     Sale of marketable securities                              -                -
                                                     ------------     ------------
Net cash provided by investing activities                       -                -
                                                     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:                           -                -
                                                     ------------     ------------
INCREASE iN CASH AND CASH EQUIVALENTS                $    (41,603)    $    (11,476)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            108,471           20,426
                                                     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $     66,868     $      8,950
                                                     ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Income taxes paid                               $        -       $          -
                                                     ============     ============
     Interest expense paid                           $        -       $          -
                                                     ============     ============



         The accompanying condensed notes are an integral part of these financial statements

A-Fem Medical Corporation
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2005

ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     A-Fem Medical Corporation (the "Company" or "A-Fem") is a bio-medical company that seeks to develop, acquire and commercialize on its own or with other commercial partners proprietary medical technology platforms and products for diagnostics and treatment of medical needs.

     The Company has developed three proprietary technologies: The Miniform, a disposable technology used as a drug delivery system; Rapid-Sense(R), a point-of-care quantitative, diagnostic technology; and, the PadKit(R) Sample Collection System a diagnostic sample collection technology. These three technologies are in different stages of development ranging from commercialization to proof of concept. The Company's goal is to bring all products to commercialization with manufacturing control maintained by A-Fem and sales and marketing managed through a strategic partner, where appropriate.

1.   Basis of Presentation

     The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by A-Fem pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although A-Fem believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in A-Fem's Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.   Net Loss Per Share

     Basic and diluted loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Loss per share is calculated using the weighted average number of common shares outstanding for the period. A net loss was reported in each of the quarters ended March 31, 2005 and 2004. Stock options for the purchase of 210,000 shares at March 31, 2005 and 2004, respectively, and warrants for the purchase of 1,244,943 and 288,070 shares at March 31, 2005 and 2004, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at March 31, 2005 were not included in loss per share calculations because to do so would have been anti-dilutive.

3.   Use of Estimates

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

4.   Recent Accounting Pronouncements

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

5.   Subsequent Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

OVERVIEW

The following discussion of our financial condition should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this filing. The following discussion (as well as statements in Item 1 above and elsewhere) contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. Specifically, the forward-looking statements relating to our planned transition to a new facility and anticipated improvements to such planned facility, our strategy described in Item 1 including the possibility of entering into strategic partnerships, alliances, and collaborations, our prospects for our technologies and intellectual property, our plans and expectations regarding commercialization and marketing efforts, our ability to create and market products and services based on our technologies, the anticipated need, desirability, and demand for our technologies and any products or services based on such technologies, our need to raise additional capital from external sources, our ability to generate cash to internally fund some of our working capital needs, industry and regulatory trends, as well as the prospect of a positive return on investment from such costs and expenditures by their generation of revenue, future research and development.

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

RESULTS OF OPERATIONS

     Net sales for the quarter ended March 31, 2005, were $12,841, as compared to $27,841 for the quarter ended March 31, 2004. The sales were all from license revenue for the Rapid-Sense product, the decrease from 2004 to 2005 was the result of expiration of a technology evaluation agreement.

     Research and development expense for the quarter ended March 31, 2005, was $33,016, as compared to $24,925 for the same quarter of the prior year. The current year expense reflects consulting expense, and ongoing contracted product development.

     General and administrative expense was $14,570 for the quarter ended March 31, 2005, as compared to $1,077 for the same period in the prior year. The current year expense reflects primarily the cost of an office and travel expense.

     A-Fem's operating and net loss for the quarter ended March 31, 2005, was $46,106 as compared to $11,476 for the same quarter of the prior year. This increased loss reflects the additional expense of returning the Company to a fully operating company.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, A-Fem had cash and cash equivalents of $66,868. A-Fem's net cash position decreased by $41,603 between December 31, 2004 and March 31, 2005, as a result of funding current operating expenses.

     In the future A-Fem expects to expand operations with the use of additional financing and increased revenues from operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

     A-Fem's management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Management therefore is continuing to improve on the design of such controls. A-Fem's management, including our acting CEO and acting CFO, has assessed the effectiveness of A-Fem's internal control over financial reporting as of March 31, 2005. Based on our assessment we believe that as of March 31, 2005 A-Fem's internal control over financial reporting is adequate.

     There have been no significant changes in A-Fem's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

     As of the date hereof, the company has no pending or threatened litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

     Not applicable.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

     Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Index

Exhibit    Description
-------    -----------

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


     * The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by A-Fem Medical Corporation for purposes of Section 18 of the Exchange Act.

     (b) During the three month period ended March 31, 2005, we filed the following reports on Form 8-K:

     1. Current Report on Form 8-K dated February 28, 2005 and filed on March 3, 2005.

     2. Current Report on Form 8-K/A dated February 28, 2005 and filed on March 11, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       A-Fem Medical Corporation

Date:   August 30, 2005                     By: /s/ William H. Fleming
                                                --------------------------------
                                            William H. Fleming, Acting CEO
                                            (Principal Executive Officer)


Date:   August 30, 2005                     By: /s/ Martin Harvey
                                                --------------------------------
                                            Martin Harvey, Acting CFO
                                            (Principal Financial Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       A-Fem Medical Corporation
Date:   August 30, 2005                     By:/s/ William H. Fleming
                                            William H. Fleming, Director

                                  EXHIBIT INDEX

Exhibit    Description
-------    -----------

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


     * The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by A-Fem Medical Corporation for purposes of Section 18 of the Exchange Act.