Form 10QSB
period 2005-06-30
AFEM MEDICAL CORP
filed 2005-09-02
CIK 820608

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report Under Section 13 or 15 (d) of the SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005

                           Commission File No. 0-17119

                            A-FEM MEDICAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                               33-0202574
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)



                321 Norristown Road, Suite 230, Ambler, PA 19002
             ------------------------------------------------------
                                  215-540-4310
             ------------------------------------------------------
          (Address and telephone number of principal executive offices)


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

         Transitional Small Business Disclosure Format (check one): [ ]Yes [X]No

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Balance sheets as of June 30, 2005 and December 31,
         2004..................................................................2

         Statement of Operations for the three months ended
         June 30, 2005 and 2004 and the six months ended
         June 30, 2005 and 2004................................................3

         Statement of Cash Flows for the six months ended
         June 30, 2005 and 2004................................................4

         Condensed Notes to the Financial Statements...........................5

ITEM 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations..................................8

ITEM 3.  Controls and Procedures...............................................9

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................10

ITEM 2.  Unregistered Sales of Equity Securities; Use of Proceeds and
         Purchases of Equity Securities.......................................10

ITEM 3.  Defaults on Senior Securities........................................10

ITEM 4.  Submission of Matters to a Vote of Security Holders..................10

ITEM 5.  Other Information....................................................10

ITEM 6.  Exhibits and Reports on Form 8-K.....................................10

Signatures....................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance sheets as of June 30, 2005 and December 31,
         2004..................................................................2

         Statement of Operations for the three months ended
         June 30, 2005 and 2004     and the six months ended
         June 30, 2005   and 2004..............................................3

         Statement of Cash Flows for the six   months ended
         June 30, 2005 and 2004................................................4

         Condensed Notes to the Financial Statements...........................5

                            A-FEM MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                              As of
                                                                  -----------------------------
                                                                     June 30       December 31
                                                                       2005             2004
                                                                  ------------     ------------
                                                                   (unaudited)
                                                                  ------------     ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                    $    820,080     $    108,471
     Prepaid expenses                                                    4,396           10,990
     Deposits                                                            2,697              585
                                                                  ------------     ------------
        Total Current Assets                                           827,173          120,046
                                                                  ------------     ------------
PROPERTY AND EQUIPMENT
     Equipment                                                    $      6,135     $         --
     Less: accumulated depreciation                                       (263)              --
                                                                  ------------     ------------
        Total Property and Equipment                              $      5,872     $         --
                                                                  ------------     ------------

OTHER ASSETS
     Patents & licenses-net of amortization                       $     65,141     $     67,553
                                                                  ------------     ------------
        Total Other Assets                                              65,141           67,553
                                                                  ------------     ------------

TOTAL ASSETS                                                      $    898,186     $    187,599
                                                                  ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term loans payable                                     $     47,500     $     52,500
     Note payable                                                      400,000          400,000
     Accrued payroll                                                    72,202          123,156
     Accounts payable                                                  146,215          146,211
                                                                  ------------     ------------
        Total Current Liabilities                                 $    665,917     $    721,867
                                                                  ------------     ------------
           Commitments and Contingencies                                 --               --
                                                                  ------------     ------------

STOCKHOLDERS' EQUITY
     Preferred stock, Series A Convertible, $0.01 par value
        9,750,000 shares authorized, 7,117,135 shares             $     71,171     $     74,921
        issued and outstanding
     Common stock, $0.01 par value;
        75,000,000 shares authorized; 16,488,180 shares           $    164,881     $    139,061
        issued and outstanding
     Additional paid-in capital                                     21,985,795       20,980,915
     Accumulated deficit                                           (21,989,578)     (21,729,165)
                                                                  ------------     ------------
        Total Stockholders' Equity                                $    232,269     $   (534,268)
                                                                  ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    898,186     $    187,599
                                                                  ============     ============


         The accompanying condensed notes are an integral part of these financial statements

                            A-FEM MEDICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                          For the three Months                    For the six Months
                                                             Ended June 30                           Ended June 30
                                                   ----------------------------------      ----------------------------------
                                                         2005                2004                2005                2004
                                                   --------------      --------------      --------------      --------------
License Income                                     $       12,841      $       17,121      $       25,682      $       44,963
                                                   --------------      --------------      --------------      --------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Professional fees                            $      103,169      $        4,524      $      114,530      $       17,839
      Research & Development                               30,039              13,747              63,055              38,673
      General and Administrative                           95,950               1,874             110,520               2,951
                                                   --------------      --------------      --------------      --------------
         Total Expenses                            $      229,158      $       20,145      $      288,105      $       59,463
                                                   --------------      --------------      --------------      --------------
INCOME (LOSS) FROM OPERATIONS                      $    (216,317)      $       (3,024)     $      262,423      $      (14,500)
                                                   --------------      --------------      --------------      --------------
OTHER INCOME (EXPENSE)
      Other Income                                 $            -      $            -      $            -      $            -
      Interest Income                                       2,010                   -               2,010                   -
                                                   --------------      --------------      --------------      --------------
         Total Other Income (Expense)                       2,010                                   2,010
                                                   --------------      --------------      --------------      --------------

INCOME (LOSS) BEFORE INCOME TAXES                  $     (214,307)     $       (3,024)     $     (260,413)     $      (14,500)
                                                   --------------      --------------      --------------      --------------

NET LOSS                                           $     (214,307)     $       (3,024)     $     (260,413)     $      (14,500)
                                                   --------------      --------------      --------------      --------------
Net Income (Loss)                                  $     (214,307)     $       (3,024)     $     (260,413)     $      (14,500)
                                                   ==============      ==============      ==============      ==============

BASIS & DILUTED LOSS PER COMMON SHARE              $          nil      $          nil      $          nil      $          nil
                                                   ==============      ==============      ==============      ==============
BASIC WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                     16,488,180          10,721,558          16,488,180          10,721,558
                                                   ==============      ==============      ==============      ==============
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                     16,488,180          10,721,558          16,488,180          10,721,558
                                                   ==============      ==============      ==============      ==============



         The accompanying condensed notes are an integral part of these financial statements

                            A-FEM MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For Six Months
                                                                          Ended June 30
                                                                 --------------------------------
                                                                      2005               2004
                                                                 ------------        ------------
CASH FLOWS FROM OOPERATING ACTIVITIES:
        Net income (loss)                                        $   (260,413)       $    (14,500)
        Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities:
             Depreciation and amortization                       $      2,674        $          -
             Accounts payable                                          (4,996)                  -
             Accrued expenses                                         (50,954)                  -
             Deposits                                                  (2,112)                  -
             Prepaid expenses                                           6,594                   -
                                                                 ------------        ------------
Net cash provided (used) by operating activities                 $   (309,207)       $    (14,500)
                                                                 ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of fixed assets                                 $     (6,135)       $          -
                                                                 ------------        ------------
Net cash provided by investing activities                        $     (6,135)       $          -
                                                                 ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of marketable securities-net of fees                $  1,026,951        $          -
                                                                 ------------        ------------
Net cash provided by financing activities                           1,026,951                   -
                                                                 ------------        ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                 711,609             (14,500)
                                                                 ------------        ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        108,471              20,426
                                                                 ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    820,080        $      5,926
                                                                 ============        ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
                                                                 ============        ============
        Income taxes paid                                        $        -            $        -
        Interest expense paid                                    $        -            $        -
                                                                 ============        ============




         The accompanying condensed notes are an integral part of these financial statements

A-FEM MEDICAL CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2005

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

2.       Net Loss Per Share

         Basic and diluted net loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Net loss per share is calculated using the weighted average number of common shares outstanding for the period. A net loss was reported in each of the quarters ended June 30, 2005 and 2004. Stock options for the purchase of 210,000 shares at June 30, 2005 and 2004, respectively, and warrants for the purchase of 2,328,182 and 288,070 shares at June 30, 2005 and 2004, respectively, were not included in net loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at June 30, 2005 were not included in net loss per share calculations because to do so would have been anti-dilutive.

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

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that adoption of the statement will have no impact on the Company's financial condition or results of operations.

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

5.       Private Placement

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

         Also in connections with the offering, each investor purchased restricted shares of common stock from an existing shareholder of A-Fem Medical ("Concurrent Shares") at a purchase price of $0.185 per Concurrent Share. Each investor purchased a number of Concurrent Shares that equals 8.402% of such investor's purchase price for the shares of common stock sold in the offering described above divided by $0.185. The selling shareholder sold an aggregate of 537,093 restricted shares of common stock to the investors and received gross proceeds of $99,363 in connections with such sale.

         A-Fem Medical has agreed to pay various placement agents compensation based on investments from purchasers located by such agents. The compensation is no more than 10% of the cash proceeds from an introduced investor plus warrants to purchase no more than 10% of the number of shares purchased by an introduced investor.

         The securities described above were offered and sold without registration under the Securities Act of 1933 to accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may no be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act of 1933. An appropriate legend will be placed on the shares, the warrants and the shares issuable upon exercise of the warrants unless registered under the Securities Act prior to issuance.

         Net cash proceeds of the offering are expected to be used for working capital purposes.

6.       Subsequent Events

         On September 1, 2005, the Board of Directors of A-Fem Medical Corporation appointed Dr. Shalom Z. Hirschman and Mr. Evan M. Levine to its Board of Directors.

         Mr. Levin is currently Vice Chairman, President and Chief Executive Officer of ADVENTRX Pharmaceuticals, Inc. a publicly traded biotechnology. Mr. Levine is also Managing Member of Mark Capital, LLC, a Venture Capital Fund. Mr. Levine has over 18 years of investment banking, venture capital, arbitrage and senior corporate management experience.

         Dr. Hirschman was Professor of Medicine, Director of the Division of Infectious Diseases and Vice-Chairman of the Department of Medicine at Mt. Sinai School of Medicine and the Mount Sinai Hospital. He spent nearly three decades at Mt. Sinai until his retirement. He then became the CEO, President and chief scientific officer of Advanced Viral Research Corp. from which he retired in 2004.

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

RESULTS OF OPERATIONS

         Net sales from licensing for the quarter ended June 30, 2005, were $12,841, as compared to $17,121 for the quarter ended June 30, 2004. For the six month period ended June 30, 2005 net sales from licensing were $25,682 as compared to $44,963 for six months ended June 30, 2004. The sales were a result of the licensing agreement for a Rapid-Sense product. The decrease from 2004 to 2005 was the result of the expiration of a technology evaluation agreement.

         Research and development expense for the quarter ended June 30, 2005, was $30,039, as compared to $13,747 for the quarter ended June 30, 2004. For the six month period ended June 30, 2005 research and development expense was $63,055, as compared to $38,673 for the six month period ended June 30, 2004. The current year expense reflects technical consulting expenses, and ongoing contracted product development.

         General and administrative expense, including professional fees, was $199,119 for the quarter ended June 30, 2005, as compared to $6,398 for the quarter ended June 30, 2004. For the six month period ended June 30, 2005, general and administrative expense, including professional fees, was $225,050 as compared to $20,790 for the six month period ended June 30, 2004. The current year expense primarily reflects the expenses related to the addition of two full time employees, a new office, and legal and accounting expenses to bring the Company to a current status.

         A-Fem's operating and net loss for the quarter ended June 30, 2005, was $214,307 as compared to $3,024 for the quarter ended June 30, 2004. For the six month period ended June 30, 2005 the operating and net loss was $260,413 as compared to $14,500 for the six month period ended June 30, 2004. This increased loss reflects the additional expense of returning the Company to a fully operating company.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, A-Fem had cash and cash equivalents of $820,080. A-Fem's net cash position increased by $711,609 between December 31, 2004 and June 30, 2005. During the quarter ended June 30, 2005 A-Fem received net proceeds of $1,026,951 from sales of its common stock. A-Fem has used a portion of these proceeds as well as its revenues to fund current operating expenses which include the additional expense of returning the Company to a fully operating company.

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

ITEM 3.  CONTROLS AND PROCEDURES

         A-Fem's management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Management therefore is continuing to improve on the design of such controls. A-Fem's management, including our CEO and acting CFO, has assessed the effectiveness of A-Fem's internal control over financial reporting as of June 30, 2005. Based on our assessment we believe that as of June 30, 2005 A-Fem's internal control over financial reporting is adequate.

         There have been no significant changes in A-Fem's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As of the date hereof, the company has no pending or threatened litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

         On May 27, 2005, A-Fem Medical Corporation completed a private placement of shares of its common stock, $0.01 par value, and warrants to purchase shares of its common stock. A-Fem Medical sold an aggregate of 2,171,982 shares of its common stock for $0.50 per share.

         Each investor received a five-year warrant to purchase an amount of shares of common stock that equals 50% of the number of shares of common stock purchased by such investor in the offering. The exercise price of the warrants is $0.85 per share. A-Fem Medical issued to the investors warrants to purchase an aggregate of 1,083,240 shares of common stock in connection with the offering.

         A-Fem Medical received net proceeds of $1,009,451 as consideration for the sale of shares of its common stock and the issuance of the warrants.

         The private placement was made to a group of qualified investors. The preceding sale of Securities was exempted from registration per Section 4(2) of the Securities Act of 1933, and Regulation D (Rule 506) promulgated thereunder.

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

      (b) During the three month period ended June 30, 2005, we filed the following reports on Form 8-K:

      1.       Current Report on Form 8-K dated May 27, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            A-Fem Medical Corporation

Date:   September 1, 2005                        By: /s/ Walter Witoshkin
                                                     ---------------------------
                                                 Walter Witoshkin, CEO
                                                 (Principal Executive Officer)


Date:   September 1, 2005                        By: /s/ Martin Harvey
                                                     ---------------------------
                                                 Martin Harvey, Acting CFO
                                                 (Principal Financial Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            A-Fem Medical Corporation
Date:   September 1, 2005                        By:/s/ Walter Witoshkin
                                                 Walter Witoshkin, CEO
                                                 (Principal Executive Officer)

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