Form 10QSB
period 2005-10-24
AFEM MEDICAL CORP
filed 2005-11-14
CIK 820608

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] Quarterly Report Under Section 13 or 15 (d) of the SECURITIES EXCHANGE
                                  ACT OF 1934.

                For the quarterly period ended September 30, 2005

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



                321 Norristown Road, Suite 230, Ambler, PA 19002
              ----------------------------------------------------
                                  215-540-4310
          ------------------------------------------------------------
          (Address and telephone number of principal executive offices)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     We had 16,488,183 shares of our $0.01 par value common stock outstanding as of October 24, 2005.

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No





                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Balance sheets as of September 30, 2005 and December 31, 2004..........................2

           Statements of Operations for the three months ended September 30,
           2005 and 2004 and the nine months ended September 30, 2005 and
           2004...................................................................................3

           Statements of Cash Flows for the nine months ended September 30,
           2005 and 2004..........................................................................4

           Condensed Notes to the Financial Statements............................................5

ITEM 2.    Management's Discussion and Analysis of Financial Conditions
           and Results of Operations.............................................................10

ITEM 3.    Controls and Procedures...............................................................12

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.....................................................................12

ITEM 2.    Unregistered Sales of Equity Securities; Use of Proceeds and Purchases of Equity
           Securities............................................................................12

ITEM 3.    Defaults on Senior Securities.........................................................12

ITEM 4.    Submission of Matters to a Vote of Security Holders...................................12

ITEM 5.    Other Information.....................................................................12

ITEM 6.    Exhibits and Reports on Form 8-K......................................................13

Signatures.......................................................................................14


                                                      A-FEM MEDICAL CORPORATION
                                                           BALANCE SHEETS

                                                                      September 30,                 December 31,
                                                                           2005                         2004
                                                                  -----------------------        -------------------
                                                                       (unaudited)
                                                                  -----------------------        -------------------
     ASSETS

     Current Assets:
          Cash and cash equivalents                                   $          527,480         $          108,471
          Prepaid expenses                                                        49,994                     10,990
          Deposits                                                                 2,697                        585
                                                                         ----------------        -------------------
             Total Current Assets                                                580,171                    120,046
                                                                         ----------------        -------------------

          Equipment, net                                                           9,780                     -
          Patents, net                                                            63,935                     67,553
                                                                         ----------------        -------------------

             Total Assets                                             $          653,886         $          187,599
                                                                         ================        ===================


     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
          Short-term loans payable                                    $           47,500         $           52,500
          Note payable - related party                                           400,000                    400,000
          Accounts payable                                                       238,696                    146,211
          Accrued expenses                                                        47,202                    123,156
                                                                         ----------------        -------------------
             Total Current Liabilities                                           733,398                    721,867
                                                                         ----------------        -------------------

     Commitments and contingencies                                                -                           -

     Stockholders' Deficit:
          Preferred stock, Series A convertible, $0.01 par value
             9,750,000 shares authorized, 8,141,147 and                           81,411                     74,921
             7,492,135 shares issued and outstanding
          Common stock, $0.01 par value;
             75,000,000 shares authorized; 16,488,183 and                        164,881                    139,061
             13,906,198 issued and outstanding shares issued
             and outstanding
          Additional paid-in capital                                          22,181,843                 20,980,915
          Accumulated deficit                                               (22,507,647)                (21,729,165)
                                                                         ----------------        -------------------
             Total Stockholders' Deficit                                        (79,512)                   (534,268)
                                                                         ----------------        -------------------

             Total Liabilities and Stockholders' Deficit              $          653,886         $          187,599
                                                                      ==================         ===================

                  The accompanying condensed notes are an integral part of these financial statements





                                                      A-FEM MEDICAL CORPORATION
                                                      STATEMENTS OF OPERATIONS

                                                              Three Months                            Nine Months
                                                          Ended September 30,                     Ended September 30,
                                                   -----------------------------------    ------------------------------------
                                                         2005                2004                2005                2004
                                                   ----------------      ------------     ----------------     ---------------
                                                      (unaudited)         (unaudited)         (unaudited)         (unaudited)
Revenues from licensing                            $       12,841      $        8,561      $       38,523      $       53,523
                                                      ------------        ------------        ------------        ------------

Operating expenses:
      Sales and marketing                                  29,634              -                   29,634              -
      General and administrative                          323,369               1,373             431,214               4,323
      Professional fees                                   146,033               8,248             260,563              26,087
      Research and development                             33,885               4,300              96,940              42,973
      Amortization                                          1,206               1,206               3,618               3,618
      Depreciation                                            841              -                    1,104              -
                                                      ------------        ------------        ------------        ------------
         Total operating expenses                         534,968              15,127             823,073              77,001
                                                      ------------        ------------        ------------        ------------

Loss from operations                                    (522,127)             (6,566)           (784,550)            (23,478)
                                                      ------------        ------------        ------------        ------------
Other income (expense):
      Interest income                                       4,148              -                    6,158              -
      Interest expense                                       (90)              -                     (90)              -
                                                      ------------        ------------        ------------        ------------
         Total other income (expense)                       4,058              -                    6,068              -
                                                      ------------        ------------        ------------        ------------

Loss before income taxes                                (518,069)             (6,566)           (778,482)            (23,478)
                                                      ------------        ------------        ------------        ------------

Net loss                                           $    (518,069)      $      (6,566)      $    (778,482)      $     (23,478)
                                                      ============        ============        ============        ============


Basic and diluted net loss per common share:
      Basic                                        $       (0.03)      $          nil      $       (0.05)      $          nil
                                                      ============        ============        ============        ============

      Diluted                                      $       (0.03)      $          nil      $       (0.05)      $          nil
                                                      ============        ============        ============        ============

Weighted average shares used in per share
calculation:
      Basic                                            16,488,183          10,721,558          15,053,614          10,721,558
      Diluted                                          16,488,183          10,721,558          15,053,614          10,721,558

                     The accompanying condensed notes are an integral part of these financial statements



                                                A-FEM MEDICAL CORPORATION
                                                 STATEMENTS OF CASH FLOWS
                                                                                                 Nine Months
                                                                                             Ended September 30,
                                                                                    ---------------------------------------
                                                                                            2005                 2004
                                                                                    -----------------     -----------------
                                                                                          (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                    $       (778,482)     $       (23,478)
        Adjustments  to  reconcile  net loss to net cash  used by  operating activities:
             Depreciation and amortization                                                      4,722               3,618
             Stock-based compensation expense                                                 196,048
             Accounts payable                                                                 102,725               -
             Accrued expenses                                                                 (75,954)              -
             Deposits                                                                          (2,112)              -
             Prepaid expenses                                                                 (39,004)              -

                                                                                       ---------------       --------------
Net cash used by operating activities                                                        (592,057)            (19,860)
                                                                                       ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of fixed assets                                                              (10,884)              -
                                                                                       ---------------       --------------
             Net cash used by investing activities                                            (10,884)              -
                                                                                       ---------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds  from sale of common  stock and  warrants,  net of issuance                1,009,450               -
        costs
        Proceeds from exercise of common warrants                                              17,500               -
        Net borrowing (repayments) of short term notes payable                                 (5,000)              -
                                                                                       ---------------       --------------

             Net cash provided by financing activities                                      1,021,950               -
                                                                                       ---------------       --------------

        Net increase (decrease) in cash and cash equivalents                                  419,009             (19,860)

        Cash and cash equivalents, beginning of period                                        108,471              20,426
                                                                                       ---------------       --------------

        Cash and cash equivalents, end of period                                    $         527,480     $           566
                                                                                       ===============       ==============

Supplemental cash flow disclosures:
        Interest expense paid in cash                                               $              90     $         -
        Income tax paid                                                             $         -           $         -

Supplemental disclosure of non-cash activities:
        Issued preferred stock for accounts payable                                 $          10,240     $         -
        Conversion of preferred stock into common stock                             $           3,750     $         -



                   The accompanying condensed notes are an integral part of these financial statements


A-Fem Medical Corporation
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2005

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

2.   Net Loss Per Share

     Basic and diluted net loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net loss per share is calculated using the weighted average number of common shares outstanding for the period. A net loss was reported in each of the quarters ended September 30, 2005 and 2004. Stock options for the purchase of 1,060,000 and 210,000 common shares at September 30, 2005 and 2004, respectively, and warrants for the purchase of common stock of 3,037,567 and 288,070 common shares at September 30, 2005 and 2004, respectively, were not included in net loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of A-Fem's convertible preferred stock and warrants covering shares of A-Fem's convertible preferred stock outstanding at September 30, 2005 were not included in net loss per share calculations because to do so would have been anti-dilutive.

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

4.   Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has determined that the adoption of the statement will have no impact on the Company's financial condition or results of operations.

     In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The Company has determined that the adoption of the statement will have no impact on the Company's financial condition or results of operations, as all transactions covered under SFAS No. 123(R) and represented in our financial statements have been recorded using the fair value method.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that the adoption of the statement will have no impact on the Company's financial condition or results of operations.

5.   Related Party Transactions

     An officer who is also a member of the Company's board of directors served as a consultant to the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $28,400 for these services in the first quarter of 2005 and $7,100 in the second quarter of 2005, respectively. In addition to the fees, reimbursable travel expenses were also paid under this contract. The total amount paid for these expenses was $6,663 in the first quarter of 2005 and $1,006 in the second quarter of 2005. This was a temporary arrangement while the Company was setting up its banking, credit card company, and payroll service company relationships.

     A member of the Company's board of directors serves as a consultant to the Company on various business, strategic, and technical issues. The Company entered into an agreement for these services in 2005, prior to his appointment to the Board. Fees paid and expensed for these services by the Company during the quarter ended September 30, 2005 were $16,000. For the nine month period ended September 30, 2005 total fees paid and expensed were $16,000. In addition to the contract fees paid, reimbursable expenses totaling $506 were accrued and expensed in the quarter ended September 30, 2005, and are included in the Company's accounts payable at September 30, 2005. This amount was paid in the fourth quarter of 2005.

     A member of the Company's board of directors was issued 500,000 common stock warrants in the first quarter of 2005, prior to his appointment to the Board. The warrants have an exercise price of $0.01. The warrants were issued pursuant to an agreement to secure financing for the Company.

     The Company has a temporary arrangement in which it leases office space from Trident Group, LLC, of which the current chief executive officer is a principal. In addition to a monthly rental payment for office space, the Company reimburses Trident for related office expenses. The Company entered into the agreement in the second quarter of 2005. The total amount expensed by the Company under this arrangement was $5,007, for the quarter ended September 30, 2005 and $8,472, for the nine month period ended September 30, 2005. Of the total amounts expensed under this agreement, $1,694, was accrued at September 30, 2005 and is included in the Company's accounts payable at September 30, 2005.

     The Company had an agreement with Trident Group, LLC whereby a principal member of Trident provided various consulting services to the Company. The Company's current chief executive officer is a principal member of Trident, LLC. The Company entered into the agreement in the second quarter of 2005, prior to his appointment. The total amount of the contracted services was $10,000, and was expensed and paid in the second quarter of 2005. In addition to the fees, reimbursed travel expenses were also paid under this contract. The total amount paid for these expenses was $1,051, for the quarter ended September 30, 2005 and $8,909, for the nine month period ended September 30, 2005. This was a temporary arrangement while the Company was setting up its banking and credit card company, and payroll service company relationships.

     The current chief financial officer of the Company served as a consultant prior to his appointment. The Company entered into an agreement for these services in the third quarter of 2005. The total amount of the contracted services was $9,500, all of which was expensed in the quarter ended September 30, 2005. Of this total contract amount, $2,000 was accrued at September 30, 2005 and is included in the Company's accounts payable at September 30, 2005. This amount was paid in the fourth quarter 2005.

6.   Preferred Stock

     In the third quarter of 2005, a total of 1,024,012 preferred stock warrants were exercised and exchanged for 1,024,012 shares of preferred Series A convertible stock, $0.01 par value. The warrants were exercised at a price of $0.01 per share. In 2004, the Company received $10,240. Preferred stock was issued during the third quarter of 2005 in satisfaction of this liability.

     In the second quarter of 2005, a total of 375,000 preferred Series A convertible shares, $0.01 par value, were converted into 375,000 common shares, $0.01 par value.

7.   Common Stock and Warrants

     On May 27, 2005 A-Fem closed an offering of its common stock, $0.01 par value, and warrants to purchase its common stock, through a private placement to accredited investors. A-Fem sold an aggregate of 2,171,982 shares of its common stock for $0.50 per share. A-Fem received $1,009,450 which is net of issuance costs of $76,794.

     Each investor received a five-year warrant to purchase an amount of common shares that equals 50% of the number of shares of common stock purchased by such investor in the offering. The exercise price of the warrants is $0.85 per share. Subject to an effective registration statement registering the shares of common stock underlying the warrants, A-Fem may redeem the warrants for $0.01 per warrant if shares of A-Fem's common stock closes above $1.70 for 20 consecutive trading days. The warrants have weighted-average anti-dilution protection. Each investor will have piggyback registration rights to register shares of common stock and shares of common stock underlying the warrants that were purchased in the offering. A-Fem issued to the investors warrants to purchase an aggregate of 1,085,996 shares of common stock in connection with the offering.

     Also in connection with the offering, each investor purchased restricted shares of common stock from an existing shareholder of A-Fem ("Concurrent Shares") at a purchase price of $0.185 per Concurrent Share. Each investor purchased a number of Concurrent Shares that equals 8.402% of such investor's purchase price for the shares of common stock sold in the offering described above divided by $0.185. The selling shareholder sold an aggregate of 537,093 restricted shares of common stock to the investors and received gross proceeds of $99,363 in connection with such sale.

     The securities described above were offered and sold without registration under the Securities Act of 1933 to accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act of 1933. An appropriate legend will be placed on the shares, the warrants and the shares issuable upon exercise of the warrants unless registered under the Securities Act prior to issuance.

     A-Fem agreed to issue common stock warrants covering Company common stock, $0.01 par value, to various entities who were involved in the common stock issue closed May 27, 2005 as follows; in the first quarter of 2005, 500,000 common stock warrants with an exercise price of $0.01 were issued pursuant to an agreement to secure financing for the Company. In the first quarter of 2005, 70,000 common stock warrants with an exercise price of $0.50 were issued pursuant to an agreement for certain public relations work done to assist in securing financing for the Company. In the second quarter of 2005, 217,198 common stock warrants with an exercise price of $0.55 were issued to an underwriter involved in the common stock issue. All of the warrants were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a valuation associated with these warrants of $435,365. The valuation placed on these warrants was deemed by the Company to be additional costs related to the issuance of common stock. The costs where therefore charged against additional paid-in capital and resulted in a memorandum entry only.

     In the second quarter of 2005, a total of 375,000 preferred Series A convertible shares, $0.01 par value, were converted into 375,000 common shares, $0.01 par value.

     In the second quarter of 2005, a total of 35,000 common stock warrants were exercised and exchanged for 35,000 common shares, $0.01 par value. The exercise price was $0.50 per share and the Company received proceeds of $17,500.

     In the second quarter of 2005, a total of 1,000,000 qualified common stock options were granted to an executive officer and issued from the Company's Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.50 and will fully vest after three years of service. The options were valued using the fair value method as prescribed by SFAS No. 123
(R), resulting in a total value associated with these options of $460,600. Pursuant to SFAS No. 123 (R), this amount will be accrued to compensation expense over the expected service term, three years, as vested. The accrued compensation expense related to these options for the nine month period ended September 30, 2005 is $196,048 and has been expensed in the quarter ended September 30, 2005 pursuant to the application of SFAS No. 123 (R), and credited to additional paid-in capital.

8.   Subsequent Events

     In the fourth quarter of 2005, 550,000 common stock warrants were exercised and exchanged for 550,000 common shares, $0.01 par value. The exercise prices ranged from $0.01 to $0.40. The Company received proceeds from these transactions totaling $20,000.

     In the fourth quarter of 2005, a related party note payable in the amount of $400,000 was settled with the issuance of 900,000 common shares, $0.01 par value. The shares were issued at $0.44 per share.

     In the fourth quarter of 2005, a note payable in the amount of $15,000 was settled with the issuance of 34,090 common shares, $0.01 par value. The shares were issued at $0.44 per share.

     In the fourth quarter of 2005, a convertible debt in the amount of $4,000 was converted at $0.05 per share. This resulted in the issuance of 80,000 common shares, $0.01 par value.

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

     Unless otherwise indicated or the context otherwise requires, all references in this report to "we," "our," "ours," "us," the "Company" or similar terms refer to A-Fem Medical Corporation, a Nevada corporation.

RESULTS OF OPERATIONS

     Net sales from licensing for the quarter ended September 30, 2005, were $12,841, as compared to $8,561 for the quarter ended September 30, 2004. For the nine month period ended September 30, 2005, net sales from licensing were $38,523 as compared to $53,523 for the nine month period ended September 30, 2004. The sales were a result of the licensing agreement for a Rapid-Sense product. The decrease from 2004 to 2005 was the result of the expiration of a technology evaluation agreement.

     Sales and marketing expense for the quarter ended September 30, 2005 was $29,634, as compared to $0.00 for the quarter ended September 30, 2004. For the nine month period ended September 30, 2005, sales and marketing expense was $29,634, as compared to $0.00 for the nine month period ended September 30, 2004. The current period expense reflects expenses related to the addition of a sales and marketing employee and expenses related to business development.

     General and administrative expense, including professional fees, for the quarter ended September 30, 2005 was $469,402, as compared to $9,621 for the quarter ended September 30, 2004. For the nine month period ended September 30, 2005 general and administrative expense, including professional fees, was $691,777, as compared to $30,410 for the nine month period ended September 30, 2004. The current year expense primarily reflects the expenses related to the addition of two full time employees, part time employees used as business needs require, a new office, legal and accounting expenses to bring the Company to a current status, legal fees related to our patents, and includes stock-based compensation expense of $196,048.

     Research and development expense for the quarter ended September 30, 2005, was $33,885, as compared to $4,300 for the quarter ended September 30, 2004. For the nine month period ended September 30, 2005, research and development expense was $96,940, as compared to $42,973 for the nine month period ended September 30, 2004. The current year expense primarily reflects technical consulting expenses, and ongoing contracted product development.

     Amortization expense for the quarter ended September 30, 2005, was $1,206, as compared to $1,206 for the quarter ended September 30, 2004. For the nine month period ended September 30, 2005, amortization expense was $3,618, as compared to $3,618 for the nine month period ended September 30, 2004. Amortization expense reflects straight line amortization over seventeen years of Company patent acquisition costs.

     Depreciation expense for the quarter ended September 30, 2005, was $841, as compared to $0.00 for the quarter ended September 30, 2004. For the nine month period ended September 30, 2005, depreciation expense was $1,104, as compared to $0.00 for the nine month period ended September 30, 2004. Depreciation expense reflects straight line depreciation over three years of office equipment recorded at an historical cost of $10,884.

     A-Fem's net loss for the quarter ended September 30, 2005, was $518,069 as compared to $6,566 for the quarter ended September 30, 2004. For the nine month period ended September 30, 2005, the Company's net loss was $778,482, as compared to $23,478 for the nine month period ended September 30, 2004. This increased loss reflects the additional expense of returning the Company to a fully operating company.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2005, A-Fem had cash and cash equivalents of $527,480, as compared to cash and cash equivalents of $108,471 as of December 31, 2004. Our net increase in cash of $419,009 in the nine months ended September 30, 2005, primarily relates to our financing activities, which includes net proceeds of $1,026,950 from sales of its common stock. A-Fem has used a portion of these proceeds as well as its revenues to fund current operating expenses which include the additional expense of returning the Company to a fully operating company.

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

ITEM 3.  CONTROLS AND PROCEDURES

     A-Fem's management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Management therefore is continuing to improve on the design of such controls. A-Fem's management, including our CEO and CFO, has assessed the effectiveness of A-Fem's internal control over financial reporting as of September 30, 2005. Based on our assessment, we believe that as of September 30, 2005 A-Fem's internal control over financial reporting is adequate.

     There have been no significant changes in A-Fem's internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


                                   A-Fem Medical Corporation


Date:   November 10, 2005                 By:  /s/ Walter Witoshkin
                                              ----------------------------------
                                          Walter Witoshkin, CEO
                                          (Principal Executive Officer)


Date:   November 10, 2005                 By:  /s/ Sasha Afanassiev
                                              ----------------------------------
                                          Sasha Afanassiev, CFO
                                          (Principal Financial Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   A-Fem Medical Corporation
Date:   November 10, 2005                 By: /s/ Walter Witoshkin
                                          Walter Witoshkin, CEO
                                          (Principal Executive Officer)