Form 10KSB
period 2005-12-31
QUANTRX BIOMEDICAL CORP
filed 2006-03-31
CIK 820608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB


[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                        Commission File Number: 000-17119

                         QUANTRX BIOMEDICAL CORPORATION
                 (Name of small business issuer in its charter)


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [X]

         State issuer's revenues for its most recent fiscal year. $55,645

         At February 28, 2006 the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $35,188,336 based upon the closing price of $1.85 reported for such date.

         The number of shares outstanding of the issuer's common stock as of February 28, 2006 was 30,523,974.

         Transitional Small Business Disclosure Form (Check one):
Yes [   ] No [ X ]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" ON PAGE SEVEN HEREOF. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

                                     PART I

As used in this annual report on Form 10-KSB, "we," "us," "our," "QuantRx" and "Company" refer to QuantRx Biomedical Corporation, unless the context otherwise requires.

Item 1. Description of Business

Overview

         We incorporated on December 5, 1986 under the laws of the State of Nevada. On November 20, 2005, we filed with the Secretary of State of Nevada an amendment to our Articles of Incorporation to change our name from A-Fem Medical Corporation to QuantRx Biomedical Corporation. Our principal business office is located at 321 Norristown Road, Suite 230, Ambler, Pennsylvania. We also have offices in Tualatin and Sherwood, Oregon.

Our Business

         QuantRx is a biomedical company that is committed to the research, development, acquisition and commercialization, directly or in collaboration with other commercial partners, of proprietary medical technology platforms and products for diagnostics and treatment of medical needs.

         The Company has developed three proprietary platforms: the Miniform, a disposable technology with current applications in the incontinence and hemorrhoidal over-the-counter (OTC) markets; Rapid-Sense, a point-of-care diagnostic (POC) technology; and PadKit, a diagnostic sample collection technology. These three technologies are in different stages of development, as better specified below. Our strategy is to commercialize our products through partners or distributors, contracting the manufacturing to third parties while maintaining control over the manufacturing process. Our Products and Product Candidates

         The Miniform is a patented technology with applications in the catamenial and hemorrhoidal OTC markets. Until 2000, the Company marketed the inSync(R) Miniform as an alternative to tampons, pads and liners for light flow, or in combination for heavier flow protection. The inSync(R) Miniform was distributed through regional retail brokers, and was commercialized in approximately 3,600 stores in the western regions of the United States. In addition, the Company is developing an OTC hemorrhoid product, based on the Miniform. The Company intends to market such product under the Unique(R) trademark through distribution arrangements. Based on the results from the preclinical research conducted at the University of Belfast on vaginal drug delivery, the Company believes that the Miniform may have additional applications as an innovative drug delivery system.

         Rapid-Sense(R) is a diagnostic technology that can be used for various POC applications, from pregnancy tests to drug screens. The Company has obtained FDA clearance to market its Affirm (TM) pregnancy test, as a class I OTC product, and has notified the FDA of its intent to market a POC cotinine test as an OTC - exempt device. We intend to supply all of the Company's products as OEM products for specific customers, or through established distributors in the target market.

         Clinical research has shown that miniforms can be used as sample-collection devices to retrieve and store biological samples, allowing patients to self-collect a sample at the time and place of their choosing, and to mail it to a clinical laboratory for analysis. The sample can be then used for diagnosis and screening for drugs, genetic conditions, and human disease. The Company obtained a patent to cover this application, and plans to commercialize any products it may develop under this patent under the PadKit(R) trademark. Sales of this product will require extensive additional clinical testing prior to submission to the U.S. Food and Drug Administration (FDA) for marketing approval.

Competition

         Our industry is highly competitive and characterized by rapid and significant technological change. Significant competitive factors in our industry include, among others, product efficacy and safety; the timing and scope of regulatory approvals; the government reimbursement rates for and the average selling price of products; the availability of raw materials and qualified manufacturing capacity; manufacturing costs; intellectual property and patent rights and their protection; and sales and marketing capabilities.

         We face, and will continue to face, competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions. Some of these organizations are pursuing products based on technologies similar to our technologies, including Inverness Medical Innovations, Inc., Biosite, Inc., Quiadel, Meridian Bioscience, and others. These organizations have developed and are currently marketing products, and are pursuing other technological approaches designed to produce products that compete with our product candidates.

         Any product candidates that we successfully develop, which are approved for sale by the FDA or similar international regulatory authorities in other countries, may compete with competitive products currently being used or that may become available in the future. Many of our competitors have substantially greater capital resources than we have, and greater capabilities and resources for research, conducting preclinical studies and clinical trials, regulatory affairs, manufacturing, marketing and sales. As a result, we may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product. Therefore, we cannot assure you that any of our product candidates, if approved for sale, will compete successfully and that another organization will not succeed in developing and commercializing products that render our technology or product candidates non-competitive or obsolete.

Raw Materials and Manufacturing

         The Company does not have manufacturing capacity, and contracts the manufacturing of all of its products to third-party manufacturers. All manufactured products are produced under standard operating procedures (SOPs) developed and controlled by the Company, which specifies approved raw materials, vendors, and manufacturing methodology.

Intellectual Property Rights and Patents

         Patents and other proprietary rights are an integral part of our business. It is our policy to seek patent protection for our inventions and also to rely upon trade secrets and continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

         However, the patent positions of companies like ours involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with any certainty. Our issued patents, those licensed to us, and those that may be issued to us in the future may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be approved for sale and commercialized, our relevant patent rights may expire or remain in force for only a short period following commercialization. Expiration of patents we own or license could adversely affect our ability to protect future product development and, consequently, our operating results and financial position.

         The Company owns the following United States patents:

1)           U.S. Patent No. 4,995,150 Issued
                Title: Method and Apparatus for Making Feminine Hygienic Interlabia Pads
2)           U.S. Patent No. 5,575,047 Issued

                Title: Method for Making Biodegradable Absorbent Pads
3)           U.S. Patent No. 6,183,455 Issued
                Title: Biodegradable Absorbent Pads
4)           U.S. Patent No. 6,811,549 Issued
                Title: Administration of Therapeutic or Diagnostic Agents
                Using Interlabial Pad
5)           U.S. Patent No. 6,699,722 Issued
                Title: Positive Detection Lateral-Flow Apparatus and Method for Small and Large Analytes
6)           U.S. Patent No. 5,725,481 Issued
                Title: Method and Apparatus for Collecting Vaginal Fluid and Exfoliated Cells
7)           U.S. Patent No. 6,007,498 Issued
                Title: Method and Apparatus for Collecting Vaginal Fluid and Exfoliated Cells
8)           U.S. Patent No. 6,174,293 Issued
                Title: Method and Apparatus for Collecting Vaginal Fluid and Exfoliated Vaginal Cells for Diagnostic Purposes
9)           U.S. Patent No. 6,258,548 Issued
                Title: Single or Multiple Analyte Semi-Quantitative/Quantitative Rapid Diagnostic
10)          U.S. Patent No. 6,306,665 Issued
                Title: Covalent Bonding of Molecules to an Activated Solid Phase Material, and Devices Made Using the Material
11)          U.S. Patent No. 6,365,417 Issued
                Title: Collection Device for Lateral Flow Chromatography
12)          U.S. Patent No. 6,998,273
                Title: Collection Device for Lateral Flow Technology

QuantRx holds the following United States trademarks for its current products:

   1.     PadKit                               2251770 & 2380818
   2.     Rapid-Sense                          2428650
   3.     inSync                               2211028
   4.     Unique                               2166616

Licensing and Collaborative Agreements

         The Company has entered into a licensing agreement with Branan Medical Corporation to license its use of the Rapid-Sense technology in connection with the oral screening of drugs of abuse.

Regulatory Requirements

         Our products and manufacturing activities are subject to regulation by the FDA, and by other federal, state, local and foreign regulatory authorities. Pursuant to the Food, Drug, and Cosmetic Act of 1938, commonly known as the FD&C Act, and the regulations promulgated under it, the FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device can be introduced to the market, the manufacturer must generally obtain marketing clearance through a section 510(k) notification approval, through a Premarket Approval (PMA), or New Drug Application (NDA).

         In the United States, medical devices intended for human use are classified into three categories, Class I, II or III, on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness with Class I requiring the fewest controls and Class III the most. Class I, unless exempted, and Class II devices are marketed following FDA clearance of a Section 510(k) premarket notification. Since Class III devices (e.g., a device whose failure could cause significant human harm or death) tend to carry the greatest risks, the manufacturer must demonstrate that such a device is safe and effective for its intended use by submitting a PMA application. PMA approval by the FDA is required before a Class III device can be lawfully marketed in the United States. Usually, the PMA process is significantly more time consuming and costly than the 510(k) process.

         All of our OTC products derived from the Miniform technology, including Unique(R) and inSync(R), are currently classified as Class I - exempt devices, requiring written notification to the FDA before marketing. The Company's product candidates, including Affirm and Rapid-Sense(R), generally require validation and notification to the FDA under Section 510(k) prior to commercialization. The Company does not currently market (nor is currently developing) any product that requires full clinical validation as a Class III product under FDA regulations.

         In addition, the FD&C Act requires device manufacturers to obtain a new FDA 510(k) clearance when there is a substantial change or modification in the intended use of a legally marketed device or a change or modification, including product enhancements, changes to packaging or advertising text, and, in some cases, manufacturing changes, to a legally marketed device that could significantly affect its safety or effectiveness. Supplements for approved PMA devices are required for device changes, including some manufacturing changes that affect safety or effectiveness, or disclosure to the consumer, such as labeling. For devices marketed pursuant to 510(k) determinations of substantial equivalence, the manufacturer must obtain FDA clearance of a new 510(k) notification prior to marketing the modified device. For devices marketed with PMA, the manufacturer must obtain FDA approval of a supplement to the PMA prior to marketing the modified device. Such regulatory requirements may require the company to retain records for up to seven years, and be subject to periodic regulatory review and inspection of all facilities and documents by the FDA.

         FD&C Act requires device manufacturers to comply with Good Manufacturing Practices regulations. The regulations require that medical device manufacturers comply with various quality control requirements pertaining to design controls, purchasing contracts, organization and personnel, including device and manufacturing process design, buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; in-process and finished device inspection and acceptance; device failure investigations; and record keeping requirements including complaint files and device tracking. Company personnel and non-affiliated contract auditors periodically inspect the contract manufactures to assure they remain in compliance.

         In January 1997, the Company was granted approval to market its Affirm
(TM) pregnancy test as a Class II device. In April 1997, our Miniform product line was officially re-classified from Class II to Class I - exempt, by the FDA. In May 2000, the Company provided the FDA with notification of its intent to market Unique(R) in the OTC hemorrhoid market. Company facilities have been inspected by the FDA on several occasions, and have never received a notice of non-compliance or regulatory infraction.

         Many of our product candidates will require significant clinical validation prior to obtaining marketing clearance from the FDA. The Company intends to continue to build a team, which will include senior management, affiliated and non-affiliated personnel with regulatory expertise, and consultants with scientific skills to prepare for, and review the results from clinical field trials. The Company's Medical Advisory Board, consisting of scientific Ph.D.s and M.D.s, will also contribute to the scientific and medical validity of its clinical trials when appropriate. The Company intends to contract the actual trials to Contract Research Organizations (CRO), whose expertise and business success is focused on proper and through completion of Clinical Trials.


Research and Development Activities

         We spent the following amounts on research and development activities during the years ended December 31, 2005 and 2004:

         2005: $136,862

         2004: None

         We expect that our research and development expenses will continue to increase.

Employees

         As of December 31, 2005, we had five employees, three of which are full-time employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement.

Risk Factors

         If any of the following risks actually occur, our business, results of operations and financial condition could be adversely affected.

         We have a history of incurring net losses and we may never become profitable.

         For the year ended December 31, 2005, the Company had an accumulated deficit of $22,821,723. Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Since the Company presently has limited sources of revenues and is committed to continuing its research and development activities, we anticipate incurring substantial and increasing losses in 2006. We cannot assure you that we will ever become profitable.

         We may be forced to delay or curtail the development or commercialization of our product candidates if we are unable to obtain additional funding.

         We expect that our need for additional capital will be substantial and the extent of this need will depend on many factors, some of which are beyond our control, including the successful and continued development of our product candidates; the costs associated with protecting and expanding our patent and other intellectual property rights; future payments, if any, received or made under existing or possible future collaborative arrangements; the timing of regulatory approvals needed to market our product candidates; and market acceptance of our products.

         It is possible that the Company will not generate positive cash flow from operations for several years. We cannot assure you that funds will be available to us in the future on favorable terms, if at all. If adequate funds are not available to us on terms that we find acceptable, or at all, we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials on any or all of our product candidates. We may also be forced to curtail or restructure our operations, obtain funds by entering into arrangements with collaborators on unattractive terms or relinquish rights to certain technologies or product candidates that we would not otherwise relinquish in order to continue independent operations.

         The Company will face intense competition from other companies in the pharmaceutical industry.

         The Company is engaged in a segment of the pharmaceutical industry that is highly competitive. If successfully brought into the marketplace, any of the Company's products will likely compete with several existing products. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those by the Company. Competitive products may render the Company's products obsolete or noncompetitive prior to the Company's recovery of development and commercialization expenses.

         Many of the Company's competitors will also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than the Company, which would have a material adverse effect on the Company.

         There is no assurance that the Company's products will have market acceptance.

         The success of the Company will depend in substantial part on the extent to which our products achieve market acceptance. We cannot predict or guarantee that physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any products of the Company.

         If we fail to establish marketing and sales capabilities or fail to enter into effective sales, marketing and distribution arrangements with third parties, we may not be able to successfully commercialize our products.

         We are dependent on third parties for the marketing and sale of our products. We have entered into a license agreement with Branan Medical Corporation to license the use of our Rapid-Sense technology in connection with drugs-of-abuse oral screening. We may enter into other agreements providing for the commercialization of our product candidates. We intend to sell other product candidates through our current agreement with third parties and establish relationships with other companies to commercialize them in other countries around the world. We currently have limited internal sales and marketing capabilities, or an infrastructure to support such activities. Therefore, our future profitability will depend in part on our ability to enter into effective marketing agreements. To the extent that we enter into marketing and sales arrangements with other companies to sell our products in the United States or abroad, our product revenues will depend on their efforts, which may not be successful.

         The Company's success will be dependent on licenses and proprietary rights it receives from other parties, and on any patents it may obtain.

         Our success will depend in large part on the ability of the Company and its licensors to (i) maintain license and patent protection with respect to our products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others and (iv) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the U.S. and in foreign countries.

         The patent positions of pharmaceutical companies, including those of the Company, are uncertain and involve complex legal and factual questions. There is no guarantee that the Company or its licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the technology licensed to the Company. In addition, we cannot be certain that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive disadvantages to the Company.

         Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which the Company has rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights, which may affect the rights of the Company. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. There can be no assurance that the Company's patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

         The Company may also rely on unpatented trade secrets and know-how to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that the Company will have adequate remedies for any breach, or that trade secrets will not otherwise become known or be independently discovered by competitors.

         Protecting our proprietary rights is difficult and costly.

         The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents or whether the Company may infringe or be infringing these claims. Patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

         We may be unable to retain skilled personnel and maintain key relationships.

         The success of our business depends, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on commercially acceptable terms or at all, and the failure to do so would have a material adverse effect on the Company.

         The Company does not have manufacturing capabilities and may not be able to efficiently develop manufacturing capabilities or contract for such services from third parties on commercially acceptable terms.

         The Company does not have any manufacturing capacity. When required, the Company will seek to establish relationships with third-party manufacturers for the commercial production of our products. There can be no assurance that the Company will be able to establish relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture our products on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA.

         The dependence upon third parties for the manufacture of products may adversely affect future costs and the ability to develop and commercialize our products on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such products. Any failure to establish relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company.

         In the future, we anticipate that we will need to obtain additional or increased product liability insurance coverage and it is uncertain that such increased or additional insurance coverage can be obtained on commercially reasonable terms.

         The business of the Company will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. The Company intends to obtain insurance coverage if and when the Company begins marketing commercial products. However, there can be no assurance that the Company will be able to obtain product liability insurance on commercially acceptable terms or that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.

         Insurance coverage is increasingly more difficult to obtain or maintain.

         Obtaining insurance for our business, property and products is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first- or third-party claims made on any of our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

         The market price of our shares, like that of many biotechnology companies, is highly volatile.

         Market prices for the Company's common stock and the securities of other medical and biomedical technology companies have been highly volatile and may continue to be highly volatile in the future. Factors such as announcements of technological innovations or new products by the Company or its competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general can have a significant impact on any future market for common stock of the Company.

         The issuance of shares of our preferred stock may adversely affect our Common Stock.

         The board of directors of the Company is authorized to designate one or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without any action by the stockholders. The designation and issuance of such shares of our preferred stock may adversely affect the common stock, if the rights, preferences and privileges of such preferred stock (i) restrict the declaration or payment of dividends on common stock, (ii) dilute the voting power of common stock, (iii) impair the liquidation rights of the common stock or (iv) delay or prevent a change in control of the Company from occurring, among other possibilities.

Item 2. Description of Property

         Our corporate headquarters are located at 321 Norristown Road, Suite 230, Amber, PA, in approximately 570 square feet of space occupied under a lease with a monthly rate of $948 that expires on June 30, 2006. Also we lease 450 square feet of office space at 8215 SW Tualatin-Sherwood Road, Suite 200, Tualatin, OR, under a lease on a month-to-month basis at a monthly rate of approximately $900.

         In addition, we lease approximately 1500 square feet of commercial space in Sherwood, Oregon, at a monthly rate of approximately $1,189. This lease will expire on April 30, 2006.

         We expect that our current facilities will be sufficient for the foreseeable future. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

Item 3. Legal Proceedings

         As of the date hereof, the Company is not a party to or engaged in any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

         In December 2005, the Company, formerly known as A-Fem Medical Corporation, changed its name to QuantRx Biomedical Corporation. Amendments to the Company's Articles of Incorporation and Bylaws to adopt such name change were approved by (i) the unanimous written consent of the Board of Directors of the Company and (ii) a written consent, in lieu of a meeting of stockholders, that was executed by the holders of 16,625,430 shares of our capital stock, on an as converted basis, representing approximately 50.93% of our then outstanding voting capital stock, on an as converted basis.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
Our Common Stock

         Our common stock traded on the OTC Pink Sheets under the symbol "AFEM.PK." Upon the change of our corporate name to QuantRx Biomedical Corporation on December 2, 2005, our trading symbol was changed to "QTXB." Our common stock has a limited and sporadic trading history. The prices below are based on high and low reported sales prices as reported by the Pink Sheets during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                        High               Low
                                      --------            ------
 Year ended December 31, 2005
 Fourth Quarter                       $   2.00            $ 0.95
 Third Quarter                        $   1.50            $ 0.50
 Second Quarter                       $   0.75            $ 0.30
 First Quarter                        $   0.76            $ 0.25

 Year ended December 31, 2004
 Fourth Quarter                       $   0.76            $ 0.04
 Third Quarter                        $   0.12            $ 0.00
 Second Quarter                       $   0.07            $ 0.00
 First Quarter                        $   0.31            $ 0.00


Stockholders

         As of February 28, 2006 there were approximately 320 holders of record of our common stock.

Dividends

         We have not declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Purchases of Equity Securities

         During the year ended December 31, 2005, we did not purchase any outstanding shares of our equity securities, nor did any person or entity purchase any outstanding equity securities of the company on our behalf.

Recent Sales of Unregistered Securities

         On October 29, 2004, the Company issued a warrant to Goldman, Sachs & Co. in consideration of that entity's introduction of the Company to investors that purchased shares of common stock in October and November 2004. The warrant represents the right to purchase 956,873 shares of common stock at an exercise price of $0.50.

         In November 2004, the Company closed a sale of an aggregate of 3,184,640 shares of common stock, at a price of $0.05 per share, to ten accredited investors for gross proceeds of $159,232 in cash.

         On February 28, 2005, the Company issued a warrant to Dr. Shalom Hirschman in consideration of that individual's introduction of the Company to investors that purchased shares of common stock in an issue that closed May 27, 2005. The warrant represents the right to purchase 500,000 shares of common stock at an exercise price of $0.01.

         On March 1, 2005, the Company issued warrants to Charles Finnegan, Jr. and Alfred Thurber, Jr. in consideration of certain public relations services done for the Company. The warrants represent in the aggregate the right to purchase 70,000 shares of Common Stock at an exercise price of $0.50.

         On May 3, 2005, the Company granted an option to Walter Witoshkin, our Chief Executive Officer, to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 per share. 333,000 shares vested immediately on the date of grant and will continue to vest with respect to approximately 18,527 shares each monthly anniversary thereafter until fully-vested.

         On May 27, 2005, the Company completed a private placement of 2,171,982 shares of common stock and warrants to purchase an aggregate of 1,085,996 shares of common stock at $0.85 per share to accredited investors for gross proceeds of $1,086,244 in cash. The Company issued warrants to purchase 217,198 shares of common stock at $0.55 per share in total valued at $111,271 and paid cash commissions of $76,794 in connection with the private placement to Dawson James, Inc., and issued an additional 570,000 warrants to purchase 570,000 shares of Company common stock at a per share price ranging from $0.01 to $0.50 in total valued at $324,093 for services related to the financing, resulting in total offering costs of $512,158.

         On May 27, 2005, 375,000 shares of Series A convertible preferred stock were converted into shares of the Company's common stock, $0.01 par value. In 2005, the 375,000 shares of preferred stock were converted into 562,500 shares of common stock with 375,000 issued and another 187,500 to be administered. For all corporate purposes the 562,500 shares were deemed issued and outstanding as of December 31, 2005.

         On November 8, 2005, the Company issued a warrant to Burnham Hill Partners in consideration of certain financial consulting services. The warrant represents the right to purchase 100,000 shares of common stock at an exercise price of $2.00.

         In the fourth quarter of 2005, a related party note due to Douglas McKay in the amount of $400,000 was negotiated and a settlement agreement resulted in the issuance to Douglas McKay of 900,000 shares of our common stock in complete payment of the note. The shares were issued at $0.44 per share.

         In the fourth quarter of 2005, a note due to Richard Schroeder in the amount of $15,000 was negotiated and a settlement agreement resulted in the issuance to Richard Schroeder of 34,090 shares of our common stock in complete payment of the note. The shares were issued at $0.44 per share.

         In the fourth quarter of 2005, a loan with Richard Schroeder in the amount of $4,000 was negotiated and a settlement agreement resulted in the issuance of 80,000 shares of our common stock in complete payment of the note. The shares were issued at $0.05 per share.

         As of December 31, 2005, the Company had issued $875,000 principal amount of 8% convertible promissory notes to certain private accredited investors. These notes were non-conventional convertible debts giving rise to a related embedded derivative subject to net share settlement as an equity derivative. Also, each note holder received vested warrants with a five year term to purchase in total 131,250 shares of our common stock at an exercise price of $1.50 in total value of at $208,031. In association with this debt, the Company issued warrants for services to purchase 45,120 shares of common stock at $1.50 per share in total valued at $71,515 and paid cash commissions of $56,400 in connection with the private placement to Dawson James, Inc. resulting in total deferred debt offering cost of $127,915. This round of financing commenced in December, 2005, and was closed on February 15, 2006. Subsequent to December 31, 2005, the Company raised an additional $3,155,000 in additional 8% convertible promissory notes.

         The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering.

Item 6. Management's Discussion and Analysis

         The following discussion of our financial condition should be read together with our financial statements and related notes included in this annual report on Form 10-KSB. Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions.

         Additional information on significant accounting principles is provided in Note 2 of the attached financial statements.

         We believe that our short-term and long-term liquidity can be affected by many factors, some of which are beyond our control, including the successful and continued development of our product candidates; the costs associated with protecting and expanding our patent and other intellectual property rights; future payments, if any, received or made under existing or possible future collaborative arrangements; the timing of regulatory approvals needed to market our product candidates; and market acceptance of our products.

      We believe that the ability to develop and commercialize our diagnostic products and other technologies will depend in significant part on our ability to:

      o enter into effective sales, marketing and distribution arrangements with other parties;

      o     operate without infringing upon the proprietary rights of others;

      o     obtain patents;

      o develop and obtain additional patents and technologies in our key operating areas of interest; and

      o     establish relationships with third-party manufacturers.

Our Results of Operations

         We recognized revenues of $55,645 and $66,364 for the years ended December 31, 2005 and 2004 respectively. Total operating expenses for the years ended December 31, 2005 and 2004 were $1,123,664 and $157,549, respectively. Highlights of the major components of these expenses are detailed and discussed below:
                          Year Ended            Year Ended
                       December 31, 2005     December 31, 2004
                       ------------------    ------------------
Professional fees          $ 285,815             $ 102,033
General &                  $ 605,842              $50,691
Administrative
Research &                 $ 136,862                 -
Development

         Professional fees include the costs of legal, consulting and auditing services provided to us. The majority of these expenses relate to consulting fees incurred as we required external assistance in preparing and maintaining our financial records. The increase in professional fees from 2004 to 2005 is primarily due to legal fees associated with the protection of our patents and regulatory compliance. While we are unable to estimate future costs of this nature with any degree of certainty, we intend to retain a limited number of skilled management to reduce the need for extensive assistance from outside law firms, consultants and accounting professionals.

         General and administrative expenses include but are not limited to payroll, rent, office expenses and stock registrar expenses. The increase in general and administrative expenses from 2004 to 2005 is primarily due to the hiring of employees and the expenses related to bringing the Company back to an operational status. While we are unable to estimate future costs of this nature with any degree of certainty, management will continue to explore possibilities to maintain cost efficiency in this area.

         Research and development expense primarily reflects technical consulting and expenses incurred in connection with the development of our product candidates. The increase in research and development expenses reflects the Company's effort to expand and enhance its intellectual property positions.

         Revenues for the years 2005 and 2004 are primarily derived from a licensing agreement for a specific use of our Rapid-Sense technology in drug of abuse diagnostics as well as a technology evaluation agreement for the Rapid-Sense technology.

         Management's Discussion of Quarterly Results of Operations for 2004 and 2005

2005 (Unaudited)

                         JANUARY - MARCH       APRIL - JUNE       JULY - SEPTEMBER     OCTOBER - DECEMBER
                         ---------------       ------------       ----------------     ------------------
Revenue from License         $12,841              $12,841              $12,841               $17,121

Professional Fees            $11,361             $103,169             $146,033               $25,252

General &                    $13,365              $94,482             $323,369              $174,626
Administrative

Research & Development       $33,016              $30,039              $33,885                $39,922

         The Company receives licensing fees from Branan Medical Corporation in connection with a Rapid-Sense license agreement, which represented the source of all our revenues for 2005.

         The increase in operating expenses reflects the Company's effort to expand and enhance its intellectual property positions and bring the Company to an operational status, as well as the hiring of employees to assist in bringing the Company to a fully functional status.

2004 (Unaudited)

                         JANUARY - MARCH       APRIL - JUNE       JULY - SEPTEMBER     OCTOBER - DECEMBER
                         ---------------       ------------       ----------------     ------------------
Revenue from License         $27,841              $17,121              $8,561                $12,841

Professional Fees            $38,240              $18,271             $12,548                $32,974


         In the first quarter, the Company received $15,000 from Martin Diagnostics for a technology evaluation agreement and $12,841 from Branan Medical Corporation for a license agreement. The funds were primarily used to pay legal invoices, the stock registrar, and two consultants.

         In the second quarter, the Company received $17,121 from Branan Medical Corporation and primarily used the funds to pay legal invoices, the stock registrar, and two consultants.

         In the third quarter, the Company received $8,561 from Branan Medical Corporation and primarily used the funds to pay legal invoices, the stock registrar, and two consultants.

         In the fourth quarter, the Company received $12,841 from Branan Medical Corporation. The Company also received $159,232 as consideration for the sale of its common stock, and a $10,240 advance against future stock issue. The funds were primarily used to pay both current and past invoices, as well as establishing an office.

Liquidity and Capital Resources

         At December 31, 2005, the Company had cash and cash equivalents of $990,523 as compared to $108,471 at December 31, 2004.

         During 2005, the Company raised $1,009,450, which is net of cash issuance costs of $76,794, from private placement of its common stock. In association with this financing, warrants to purchase our common stock at exercise prices ranging from $0.01 to $0.55 valued in total at $435,364 were issued for services related to the financing. These resources were primarily used to fund operating activities.

         During 2005, the Company received $37,500 upon the exercises of common stock warrants.

         In December 2005, the Company raised $818,600, which is net of cash issuance costs of $56,400, from the issuance of 8% convertible promissory notes. In association with the financing, warrants to purchase our common stock at an exercise price of $1.50 valued in total at $71,515 were issued for services related to the financing. These resources will be primarily used to fund operating activities.

         The Company expects to be able to expand operation with the use of additional financing and increased revenues from operations.

         As we continue to develop our current product candidates, we plan to expand our licensing activity for multiple uses of our Rapid-Sense diagnostic technology, as well as enter into collaborative arrangements with selected strategic partners for the development of new product candidates.

         We estimate that our Miniform and Pad-Kit technologies will enable us to launch products into both the OTC marketplace and Medical Laboratory market in conjunction with established partners.

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

Product Liability Insurance Coverage

         We estimate that the Company will acquire product liability insurance, as it introduces products into the marketplace.


Item 7. Financial Statements.

            Audited balance sheets for the years ended December 31, 2005 and 2004 and audited statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 are included beginning immediately following the signature page to this report, beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2005.

Managements Report on Internal Control over Financial Reporting

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

         All internal control systems, no matter how well designed, have inherent limitations. Management therefore is continuing to improve on the design of such controls.


Item 8B. Other Information

         Not Applicable.

                                    PART III


Item 9. Directors and Executive Officers

         The following table sets forth the Company's Executive Officers and Directors as of December 31, 2005:

Directors & Executive Officers     Age                    Position
------------------------------     ---       ----------------------------------

Walter W. Witoshkin                61        Director, CEO & President

William H. Fleming, Ph.D.          59        Director, Secretary & Chief
                                                 Scientific Officer

Sasha Afanassiev                   38        CFO, Treasurer & V.P. of Finance

Cynthia Horton                     41        V.P. of Diagnostics

Evan Levine                        40        Director

Dr. Shalom Hirschman               69        Director

         Walter Witoshkin has served as Director, President and CEO of QuantRx since April, 2005. Prior to this, Mr. Witoshkin was a partner and founder of Trident Group, LLC, a management consulting enterprise. Mr. Witoshkin currently maintains his interest in Trident Group, LLC.

         William H. Fleming, Ph.D., has served as Vice President-Diagnostics of QuantRx from August, 1997 through July 2005, as a Director and Secretary of QuantRx since February 1994, and as Acting CEO from 2003 until May, 2005. From February 1994 through August 1997, Dr. Fleming served as President and Chief Operating Officer of QuantRx. He has served as Chief Scientific Officer of the Company since July, 2005. In addition, he was president, chief operating officer and a director of ProFem from July 1993 until its merger with QuantRx in June 1994. From April 1992 until July 1993, Dr. Fleming served as an associate with Sovereign Ventures, a healthcare consulting firm; concurrently he served as director of corporate development of Antivirals, Inc., a biotechnology company involved in antisense technology. Dr. Fleming is a director of ERC, a non-profit company.

         Sasha Afanassiev, CPA, has served as CFO and Vice President-Finance of QuantRx since September, 2005. In addition, Mr. Afanassiev has served as Treasurer of the Company since December 2005. Prior to this, Mr. Afanassiev was the principal and founder of an accounting and tax consulting firm. Mr. Afanassiev currently maintains his interest in the firm.

         Cynthia Horton has served as Vice President-Diagnostics of QuantRx since July, 2005. Mrs. Horton was the national sales manager for Applied Biotech, Inc., an Inverness Medical Innovations Company. Prior to that, she also directed sales for Drugs of Abuse POC's, Professional POC's for Women Health and branded OTC products for private label customers, at ABI, and its predecessor Forefront Diagnostics.

         Evan Levine has served as a Director of QuantRx since September, 2005. Mr. Levine is currently Vice Chairman, President and Chief Executive Officer of ADVENTRX Pharmaceuticals, Inc. a publicly traded biotechnology company. Mr. Levine is also Managing Member of Mark Capital, LLC, a Venture

Capital Fund. Mr. Levine has over 18 years of investment banking, venture capital, arbitrage and senior corporate management experience.

         Shalom Hirschman has served as a Director of QuantRx since September, 2005. Dr. Hirschman was Professor of Medicine, Director of the Division of Infectious Diseases and Vice-Chairman of the Department of Medicine at Mt. Sinai School of Medicine and the Mount Sinai Hospital. He spent nearly three decades at Mt. Sinai until his retirement. He then became the CEO, President and chief scientific officer of Advanced Viral Research Corp. from which he retired in 2004.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities ("Section 16 Persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company's review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company's records, the Company believes that during 2005, (1) Shalom Hirschman did not timely file a Form 3 to report the beneficial ownership of 500,000 warrants to purchase 500,000 shares of common stock and did not timely file a Form 4 for the acquisition of 500,000 common shares upon the exercise of those warrants, (2) Walter Witoshkin did not timely file a Form 3 to report the grant of 1,000,000 common stock options, (3) Evan Levine did not timely file a Form 3 to report the beneficial ownership of our capital stock, and (4) the Company has determined, not conclusively, that Matthew Balk did not timely file a Form 3, as a more than 10% owner, to report the beneficial ownership of our capital stock.

Code of Ethics

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company's code of ethics may also be obtained by any person without charge by sending a written request addressed to: QuantRx Biomedical Corporation, 321 Norristown Road, Suite 230, Ambler, PA 19002.

Audit Committee

         As of the date hereof, Shalom Hirschman and William Fleming serve on the audit committee of the Company's board of directors. William Fleming is the chairperson of the audit committee. The Company does not yet have an independent financial expert serving on the Audit Committee, as it is in the process of establishing a complete Board.

Item 10. Executive Compensation

Executive Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer and each of the other most highly compensated persons who were serving as executive officers of the Company as of December 31, 2005.

                                                        Annual            Securities              All Other
Name & Principal Position                  Year          Salary       underlying Options         Compensation
------------------------------------    -----------     ---------    ----------------------     ---------------
Walter W. Witoshkin                        2003     $      -                   -            $         -
CEO & President                            2004     $      -                   -            $         -
                                           2005     $   112,500            1,000,000        $         -

William H. Fleming                         2003     $      -                   -            $       12,472
Secretary & Chief Scientific               2004     $      -                   -            $       31,815
Officer
                                           2005     $    67,292                -            $       51,500

Sasha Afanassiev                           2003     $      -                   -            $         -
CFO, Treasurer & V.P. of Finance           2004     $      -                   -            $         -
                                           2005     $    19,250                -            $         -

Cynthia Horton                             2003     $      -                   -            $         -
V.P. of Diagnostics                        2004     $      -                   -            $         -
                                           2005     $    45,833                -            $       10,000



         For the year ended December 31, 2004 there were no stock options issued. See notes of included audited financial statements for additional details.

Option Grants

         The following table sets forth information regarding all options granted in the year ended December 31, 2005.

                                   Number of        Percent of total
                                   shares of         options granted
                                 Common Stock        to employees in
                                  underlying         the year ended        Exercise     Expiration
                                options granted     December 31, 2005        Price         Date         Fair Value of Grant
                                ----------------    ------------------     --------     -----------     --------------------
Walter W. Witoshkin                1,000,000              100%             $  0.50      05/03/2015      $     298,900


         The Company used the Black-Scholes option price calculation to value the options granted in 2005 using the following assumptions: risk-free rate of 3.78%; volatility of 1.85; actual term and exercise price of warrants granted.

         The options granted in 2005 vest as follows; 333,000 shares vested on May 3, 2005 and the remaining options will continue to vest with respect to 18,527 shares each monthly anniversary thereafter until fully-vested.

Aggregated Option Exercises in Last Year and Year-End Values

         No executive officer exercised any options during the year ended December 31, 2005.

         The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options held by the named executive officers as of December 31, 2005, and the value of "in-the-money" options, which values represent the positive spread between the exercise price of any such options and the year-end value of the common stock of the Company.



                                        Number of Securities Underlying
                                             Unexercised Options at                   Value of In-The-Money
                                               December 31, 2005                   Options at December 31, 2005
                                      ----------------- -- ----------------    ---------------- --- ----------------
                                        Exercisable         Unexercisable        Exercisable         Unexercisable
                                      -----------------    -----------------   -----------------  ------------------
Walter W. Witoshkin                       481,218              518,782         $   548,589        $     591,411

         The value is based on the closing price of common stock of the Company of $1.64 on December 31, 2005, less the option exercise price.
Compensation of Directors

         Directors do not receive any compensation for their serving on the Board of Directors of the Company.

Employment Contracts

         We have entered into an employment contract with our Chief Executive Officer that provides for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2005, the future employment contract commitment for such key executive based on stated termination clause was approximately $240,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information as of February 28, 2006, concerning the ownership of common stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock or preferred stock, (ii) each current member of the board of directors of the Company and (iii) each executive officer of the Company named in the Summary Compensation Table appearing under "Executive Compensation" above.

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

         The Company had only common stock outstanding at February 28, 2006; therefore the following table refers to our common stock.

                                  Amount and Nature
                                   of Beneficial
Name and Address of                Ownership as of             Percentage of
Beneficial Owner (1)              February 28, 2006              Class (2)
--------------------              -----------------              ---------

Walter W. Witoshkin                    555,327                    1.79%

William H. Fleming                     492,034                    1.61%

Shalom Hirschman                       500,000                    1.64%

Evan Levine(3)                       4,783,209                   15.67%
6725 Mesa Ridge Road,
Suite 100
San Diego, CA 92121

Matthew Balk(4)                      5,728,009                   18.77%
570 Lexington Avenue
New York, NY 10021

Cass Gunther Adelman(5)              2,100,000                    6.88%
570 Lexington Avenue
New York, NY 10021

Mark Capital, LLC                    3,758,009                   12.31%
6725 Mesa Ridge Road,
Suite 100
San Diego, CA 92121

Sherbrooke Partners, LLC             4,508,009                   14.77%
570 Lexington Avenue
New York, NY 10021

CGA Resources, LLC                   1,800,000                    5.90%
570 Lexington Avenue
New York, NY 10021

--------------------------
(1) Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 320 Norristown Road, Suite 230, Ambler, PA 19002.
(2) The percentage of beneficial ownership of common stock is based on 30,523,974 shares of common stock outstanding as of February 28, 2006 and excludes all shares of common stock issuable upon the exercise of outstanding options or warrants to purchase common stock or conversion of any common stock equivalents, other than the shares of common stock issuable upon the exercise of options or warrants to purchase common stock held by the named person to the extent such options or warrants are exercisable within 60 days of February 28, 2006.
(3) Includes 3,758,009 shares of common stock held by Mark Capital, LLC, of which Evan Levine is the managing member; 990,000 shares of common stock held by Mr. Levine as custodian for his two children; and 35,200 shares of common stock held by Mr. Levine's retirement plan.
(4) Includes 4,508,009 shares of common stock held by Sherbrooke Partners, LLC, of which Matthew Balk is the sole member; and 1,220,000 shares of common stock held by Mr. Balk as custodian for his two children.
(5) Includes 1,800,000 shares of common stock held by CGA Resources, LLC, of which Cass G. Adelman is the sole member; and 300,000 shares of common stock held as custodian for her two children.


Item 12. Certain Relationships and Related Transactions

         On April 13, 1998, we entered into a loan agreement with Doug McKay for an aggregate loan amount of $400,000. We entered into the foregoing loan agreement in order to meet operational needs. The loan agreement is unsecured, bears no interest and is due on demand. During 2005, the note was negotiated and settled with the issuance of 900,000 common shares, $0.01 par value. The shares were issued at $0.44 per share.

         In the first quarter of 2005, the Company granted to Dr. Shalom Hirschman, currently a member of the Company's board of directors, 500,000 warrants to purchase common stock of the Company. Such warrants were issued prior to Dr. Shalom Hirschman's appointment to the Board. The warrants have an exercise price of $0.01. The warrants were issued pursuant to an agreement to secure financing for the Company and are valued at $295,400. The value of this transaction was deemed to be part of the $512,158 of offering costs assigned to our 2005 private placement.

         On November 8, 2005 the Company issued 100,000 common stock warrants with a five year term to purchase 100,000 shares of common stock at an exercise price of $2.00. The warrants were issued as payment for financial advisory services to Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of outstanding shares of common stock, is a managing member. The fair value for these warrants was $115,000, of which $33,306 was expensed in the year ended December 31, 2005, with the remaining $81,694 recorded as prepaid consulting at December 31, 2005, to be expensed in 2006 per the contract term.

Item 13. Exhibits
--------------------------------------------------------------------------------


Exhibit
  No.       Description
-------     -----------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Form 10-KSB filed on April 16, 2001)

3.2 Certificate of Amendment to the Articles of Incorporation of the Company, dated November 30, 2005

3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 filed with Form 10KSB40/A filed on September 23, 1999)

3.4         Certificate of Amendment to the Bylaws of the Company dated
            December 2, 2005

4.1         Form of 8% Convertible Promissory among the Company and investors

4.2 Form of Warrant to Purchase Shares of Common Stock among the Company and investors

4.3 Form of Warrant to Purchase Common Stock among the Company and investors

4.4 Warrant to Purchase Common Stock, dated November 8, 2005, between the Company and Burnham Hill Partners

10.1 Letter Agreement, dated December 3, 2005, between the Company and Univest Capital Limited

10.2 Letter Agreement, dated November 8, 2005, between the Company and Burnham Hill Partners

10.3 Letter Agreement, dated November 1, 2005, between the Company and Dawson James Securities, Inc.

10.4 Letter Agreement, dated April 13, 2005, between the Company Dawson James Securities, Inc.

14.1 Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.

Item 14. Principal Accounting Fees and Services

         The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for the audit of our annual financial statements and the reviews of financial statements included in our Forms 10-QSB for years 2005 and 2004 are set forth in the table below.


                                             2005                   2004
                                           --------               --------
Williams & Webster, P.S,                    $31,598               $27,624


Audit-Related Fees

         During the years ended December 31, 2005 and 2004, no assurance or related services were performed by Williams & Webster P.S. that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

         During the years ended December 31, 2005 and 2004, no fees were billed by Williams & Webster, P.S. for tax compliance, tax advice or tax planning services.

All Other Fees

         During the years ended December 31, 2005 and 2004, no fees were billed by Williams & Webster, P.S. other than the fees set forth under the caption "Audit Fees" above. Pre-Approval Policies and Procedures of the Audit Committee

         The Audit Committee has the sole authority to appoint, terminate and replace our independent auditor. The Audit Committee may not delegate these responsibilities. The Audit Committee has the sole authority to approve the scope, fees and terms of all audit engagements, as well as all permissible non-audit engagements of our independent auditor.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   QuantRx Biomedical Corporation

Date:   March 31, 2006                By:  /s/ Walter W. Witoshkin
                                           -------------------------------------
                                      Walter W. Witoshkin, CEO & President
                                      (Principal Executive Officer)


Date:   March 31, 2006                By:  /s/ Sasha Afanassiev
                                           -------------------------------------
                                      Sasha Afanassiev, CFO, Treasurer & V.P.
                                       of Finance
                                      (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   QuantRx Biomedical Corporation

Date:   March 31, 2006                By:  /s/ Walter W. Witoshkin
                                           -------------------------------------
                                      Walter W. Witoshkin, Director


                                   QuantRx Biomedical Corporation

Date:   March 31, 2006                By:  /s/ William H. Fleming
                                           -------------------------------------
                                      William H. Fleming, Director


Date:   March 31, 2006             QuantRx Biomedical Corporation

                                      By:  /s/Shalom Hirschman
                                           -------------------------------------
                                      Dr. Shalom Hirschman, Director

STATEMENT OF INFORMATION FURNISHED

         The following financial statements have been prepared in accordance with Form 10-KSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of December 31, 2005 and 2004, the results of operations for the years ended December 31, 2005 and 2004, cash flows for the years ended December 31, 2005 and 2004, and Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

                         QUANTRX BIOMEDICAL CORPORATION

                              FINANCIAL STATEMENTS

                                Table of Contents


Report of Independent Registered Public Accounting Firm                F-3

Balance Sheets for the Years Ended
         December 31, 2005 and 2004                                    F-4

Statements of Operations for the Years Ended
         December 31, 2005 and 2004                                    F-5

Statements of Cash Flows for the Years Ended
         December 31, 2005 and 2004                                    F-6

Statements of Stockholders Equity (Deficit)
         for the Years Ended December 31, 2005
         and 2004                                                      F-7

Notes to Financial Statements                                          F-8

QuantRx Biomedical Corporation
Ambler, Pennsylvania



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



We have audited the accompanying balance sheets of QuantRx Biomedical Corporation as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corporation as of December 31, 2005 and 2004 and the results of its operations, stockholders' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 30, 2006


QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------------

                                                                                      December 31, 2005       December 31, 2004
                                                                                  ----------------------    --------------------
ASSETS

Current Assets
     Cash and cash equivalents                                                    $             990,523     $            108,471
     Prepaid expenses                                                                           131,745                   10,990
     Deferred financing costs, net                                                              124,134                        -
     Deposits                                                                                     2,362                      585
                                                                                  ----------------------    --------------------
         Total Current Assets                                                                 1,248,764                  120,046
                                                                                  ----------------------    --------------------

Equipment, net                                                                                   10,437                        -
Intangible assets, net                                                                           62,729                   67,553
                                                                                  ----------------------    --------------------

         Total Assets                                                             $           1,321,930     $            187,599
                                                                                  ======================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable                                                                           126,408                  146,211
     Accrued expenses                                                                            85,400                  123,156
     Short-term convertible notes payable, net of discount                        $              26,907     $                  -
     Short-term loans payable                                                                    28,500                   52,500
     Note payable - related party                                                                     -                  400,000
                                                                                  ----------------------    --------------------
            Total Current Liabilities                                                           267,215                  721,867
                                                                                  ----------------------    --------------------

Commitments and contingencies                                                                         -                        -

Stockholders' Equity (Deficit)
     Convertible preferred stock -
         $0.01 par value, 25,000,000 authorized
         Series A shares 9,750,000 designated;
         8,141,147 and 7,492,135 shares issued and outstanding                                   81,411                   74,921
     Common stock; $0.01 par value, 75,000,000 authorized;
         18,239,773 and 13,906,198 shares issued and outstanding                                182,397                  139,061
     Additional paid-in capital                                                              23,612,630               20,980,915
     Accumulated deficit                                                                   (22,821,723)             (21,729,165)
                                                                                  ----------------------    --------------------
         Total Stockholders' Equity (Deficit)                                                 1,054,715                (534,268)
                                                                                  ----------------------    --------------------

         Total Liabilities and Stockholders' Equity (Deficit)                     $           1,321,930     $            187,599
                                                                                  ======================    =====================

   The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------

                                                                                           For the Years Ended December 31,
                                                                                    --------------------------------------------
                                                                                              2005                  2004
                                                                                    --------------------    --------------------

Revenues from licensing                                                               $          55,645      $         66,364
                                                                                    --------------------    --------------------

Operating expenses:
        Sales and marketing                                                                      88,194                     -
        General and administrative                                                              605,842                50,691
        Professional fees                                                                       285,815               102,033
        Research and development                                                                136,862                     -
        Amortization                                                                              4,824                 4,825
        Depreciation                                                                              2,127                     -
                                                                                    --------------------    --------------------
              Total operating expenses                                                        1,123,664               157,549
                                                                                    --------------------    --------------------

Loss from operations                                                                        (1,068,019)              (91,185)

Other income (expense):
        Interest income                                                                           8,724                     -
        Interest expense                                                                        (2,575)                     -
        Amortization of debt discount to interest expense                                      (26,907)                     -
        Amortization of deferred financing costs to interest expense                            (3,781)                     -
        Gain on relinquishment of liability claims                                                    -                61,103
        Other income (expense), net                                                                   -                10,240
                                                                                    --------------------    --------------------
              Total other income (expense), net                                                (24,539)                71,343
                                                                                    --------------------    --------------------

Loss before taxes                                                                           (1,092,558)              (19,842)

        Provision for income taxes                                                                    -                     -
                                                                                    --------------------    --------------------

Net loss                                                                              $     (1,092,558)      $       (19,842)
                                                                                    ====================    ====================

Basic and diluted net loss per common share:
          Basic                                                                       $          (0.07)      $            nil
                                                                                    ====================    ====================

          Diluted                                                                     $          (0.07)      $            nil
                                                                                    ====================    ====================

Weighted average shares used in per share calculation:
          Basic                                                                              15,731,487            13,906,198
          Diluted                                                                            15,731,487            13,906,198



   The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------

                                                                                        For the Years Ended December 31,
                                                                                       ------------------------------------
                                                                                              2005                2004
                                                                                       -----------------    ---------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                   $    (1,092,558)     $     (19,842)
            Adjustments to reconcile net loss to net cash used by operating activities:
                Depreciation and amortization                                                     6,951              4,825
                Interest expense related to amortization of non-cash discount,                   30,688                  -
                non-cash beneficial conversion feature and deferred financing costs
                Non-cash stock-based compensation expense                                       143,836                  -
                Non-cash fair value of warrants issued for consulting                           115,000                  -
                (Increase) decrease in:
                    Prepaid expenses                                                          (120,755)           (10,990)
                    Deposits                                                                    (1,777)              (585)
                Increase (decrease) in:
                    Accounts payable                                                           (65,963)           (84,292)
                    Accrued expenses                                                           (37,756)             39,697
                                                                                       -----------------    ---------------

            Net cash used by investing activities                                           (1,022,334)           (71,187)
                                                                                       -----------------    ---------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of fixed assets                                                           (12,564)                  -
                                                                                       -----------------    ---------------

                Net cash used by investing activities                                          (12,564)                  -
                                                                                       -----------------    ---------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from sale of common stock and warrants, net of issuance costs            1,009,450            159,232
            Proceeds from exercise of warrants                                                   37,500                  -
            Proceeds from issuance of convertible notes                                         875,000                  -
            Cash financing costs due for issuance of convertible notes                         (56,400)                  -
            Increase in payables for debt issuance costs                                         56,400                  -
            Net borrowing (repayments) of short term notes payable                              (5,000)                  -
                                                                                       -----------------    ---------------

                Net cash provided by financing activities                                     1,916,950            159,232
                                                                                       -----------------    ---------------

            Net increase (decrease) in cash and cash equivalents                                882,052             88,045

            Cash and cash equivalents, beginning of period                                      108,471             20,426
                                                                                       -----------------    ---------------

            Cash and cash equivalents, end of period                                   $        990,523     $      108,471
                                                                                       =================    ===============

     Supplemental cash flow disclosures:
            Interest expense paid in cash                                              $            314     $            -
            Income tax paid                                                            $              -     $            -

     Supplemental disclosure of non-cash activities:
            Issuance of preferred stock for accounts payable                           $         10,240     $            -
            Issuance of common stock to satisfy short term loans                       $         19,000     $            -
            Issuance of common stock to satisfy related party note payable             $        400,000     $            -
            Fair value of warrants issued to placement agents for debt financing       $         71,515     $            -
            costs
            [Fair value of warrants issued with convertible notes                      $        208,031     $            -
            [Fair value of imbedded beneficial conversion derivative feature           $        666,969     $            -


                          The accompanying notes are an integral part of these financial statements.


QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  Stock
                                     -----------------------------------------------------------------
                                               Preferred                           Common
                                     ------------------------------    -------------------------------        Additional
                                        Number                             Number                               Paid-in
                                       of Share          Amount           of Shares          Amount             Capital
                                     ------------     ------------     -------------     ------------     ---------------

BALANCE, DECEMBER 31, 2003              7,492,135     $     74,921        10,721,558     $    107,215     $    20,549,640

Adjustment of accrued payroll,                  -                -                 -                -             303,889
contributed capital
Issuance of common stock                        -                -         3,184,640           31,846             127,386
Net loss for the year ended                     -                -                 -                -                   -
December 31, 2004


BALANCE, DECEMBER 31, 2004              7,492,135     $     74,921        13,906,198     $    139,061     $    20,980,915

Issuance of common stock at $0.50
per share, net of cash issuance                 -                -         2,171,982           21,720             987,730
costs of $76,794
Issuance of common stock in
exchange for debt at an average                 -                -         1,014,090           10,141             408,859
price of $0.41 per share
Exercise of common stock warrants               -                -           585,000            5,850              31,650
Conversion of Series A convertible      (375,000)          (3,750)           562,500            5,625             (1,875)
preferred stock to common stock
Fair value of stock-based                       -                -                 -                -             143,836
compensation
Exercise of preferred stock
warrants for payable at $0.01 per       1,024,012           10,240                 -                -                   -
share
Fair value of warrants issued for               -                -                 -                -             115,000
consulting
Fair value of warrants issued with              -                -                 -                -             208,031
convertible notes
Fair value of embedded beneficial
conversion derivative feature of                -                -                 -                -             666,969
convertible notes
Fair value of warrants issued for               -                -                 -                -              71,515
debt financing costs
Fractional share reconciling                    -                -                 3                -                   -
adjustment
Net loss for the year ended                     -                -                 -                -                   -
December 31, 2005

                                     ------------     ------------     -------------     ------------     ---------------

BALANCE, DECEMBER 31, 2005              8,141,147     $     81,411        18,239,773     $    182,397     $    23,612,630

                                                                                     Total
                                         Subscription         Accumulated         Stockholder's
                                          Receivable            Deficit             (Deficit)
                                     ---------------     ----------------     -----------------
BALANCE, DECEMBER 31, 2003           $      (52,000)     $   (21,709,323)     $     (1,029,547)

Adjustment of accrued payroll,                52,000                    -               355,889
contributed capital
Issuance of common stock                           -                    -               159,232
Net loss for the year ended                        -             (19,842)              (19,842)
December 31, 2004


BALANCE, DECEMBER 31, 2004           $             -     $   (21,729,165)     $       (534,268)

Issuance of common stock at $0.50
per share, net of cash issuance                    -                    -             1,009,450
costs of $76,794
Issuance of common stock in
exchange for debt at an average                    -                    -               419,000
price of $0.41 per share
Exercise of common stock warrants                  -                    -                37,500
Conversion of Series A convertible                 -                    -                     -
preferred stock to common stock
Fair value of stock-based                          -                    -               143,836
compensation
Exercise of preferred stock
warrants for payable at $0.01 per                  -                    -                10,240
share
Fair value of warrants issued for                  -                    -               115,000
consulting
Fair value of warrants issued with                 -                    -               208,031
convertible notes
Fair value of embedded beneficial
conversion derivative feature of                   -                    -               666,969
convertible notes
Fair value of warrants issued for                  -                    -                71,515
debt financing costs
Fractional share reconciling                       -                    -                     -
adjustment
Net loss for the year ended                        -          (1,092,558)           (1,092,558)
December 31, 2005

                                     ---------------     ----------------     -----------------

BALANCE, DECEMBER 31, 2005           $             -     $   (22,821,723)     $       1,054,715


-----------------------------------------------------------------------------------------------------------------------------------


                           The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS

         QuantRx Biomedical Corporation, formerly A-Fem Medical Corporation, was incorporated on December 5, 1986 in the State of Nevada. The Company's principal business office is located at 321 Norristown Road, Suite 230, Ambler, Pennsylvania. The Company also has offices in Tualatin and Sherwood, Oregon.

         QuantRx Biomedical Corporation (hereinafter "QuantRx" or the "Company") is a biomedical company that is committed to the research, development, acquisition and commercialization, directly or in collaboration with other commercial partners, of proprietary medical technology platforms and products for diagnostics and treatment of medical needs.

         The Company has developed three proprietary platforms: The Miniform, a disposable technology that can be used as a drug delivery system; Rapid-Sense, a point-of-care broadly enabling, diagnostic technology; and, the PadKit, a diagnostic sample collection technology. These three technologies are in different stages of development ranging from commercialization to proof of concept. The Company's goal is to bring all products to commercialization with manufacturing control maintained by QuantRx and sales and marketing managed through a strategic partner, where appropriate.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies of QuantRx Biomedical Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.


Accounting for Stock-Based Compensation
---------------------------------------

         The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123
(R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R), which resulted in stock-based compensation expense for the year ended December 31, 2005 of $143,836. The Company had no stock-based compensation expense for the year ended December 31, 2004.

Accounts Receivable and Bad Debts
---------------------------------

         QuantRx carries its accounts receivable at net realizable value. The Company provides reserves against trade receivables for estimated losses that may result from a customers' inability to pay. The amount is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers' country or industry, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved for. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve. The Company had no receivables or bad debts at its annual reporting dates in the accompanying financial statements.

Accounting for Convertible Notes and Securities
with Beneficial Conversion Features
-----------------------------------------------

         Following guidance by EITF 00-27, the Company allocates a portion of proceeds received from convertible notes to warrants (granted to note holders) and also to the beneficial conversion feature of the debt. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders' equity. The discounts are amortized over the life of the loans.

Cash and Cash Equivalents
-------------------------

         The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2005. The Company had no cash equivalents at December 31, 2004.

Concentration of Risks
----------------------

         The Company maintains its cash and cash equivalents in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of December 31, 2005, the Company's cash balances exceeded Federal Deposit Insurance Corporation limits at December 31, 2005 and 2004 by $889,173 and $8,471, respectively.

Derivative Instruments
----------------------

         In December 2005, the Company issued convertible notes and warrants which would require QuantRx to issue shares of common stock upon conversion of these securities. The Company accounts for the fair values of the outstanding warrants to purchase common stock and the conversion feature of its convertible notes in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires the Company to bifurcate and separately account for the conversion feature and warrants as derivatives. The embedded beneficial conversion derivative and warrants are accounted for as equity derivatives since they can only be settled through net share settlement under the agreement. The Company is required to carry these derivatives on its balance sheet as equity and the unrealized changes in the value of these derivatives are not reflected in net loss as changes in fair value. If these derivatives were determined to be liabilities subject to net cash settlement, the Company would have to carry them as liabilities subject to fair market changes which would be reflected in earnings. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the statement of cash flows.

Earnings per Share
------------------

          The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

         As of December 31, 2005, the Company had outstanding 1,060,000 common stock options and 2,663,937 common stock warrants, 8,141,147 convertible preferred shares and 180,000 preferred stock warrants convertible into 12,481,720 common shares in total, and convertible debt subject to beneficial conversion of 875,000 shares. The above options, warrants, and convertible securities were deemed to be antidilutive for the Company's year end of December 31, 2005.

         As of December 31, 2004, the Company had outstanding 210,000 common stock options and 1,244,943 common stock warrants, and 7,492,135 convertible preferred shares and 1,204,012 preferred stock warrants convertible into 13,044,221 common shares in total. The above options, warrants, and convertible securities were deemed to be antidilutive for the Company's year end of December 31, 2004.

Equipment
---------

         Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company's fixed assets at December 31, 2005 consisted of computer equipment and office equipment, with estimated useful lives of three years. Depreciation expense was $2,127 for the year ended December 31, 2005. The Company had no fixed assets nor depreciation expense for the year ended December 31, 2004. Expenditures for repairs and maintenance are expensed as incurred.

Fair Value of Financial Instruments
-----------------------------------

         The Company's financial instruments primarily consist of cash and cash equivalents, prepaid expenses and other deferred charges, accounts payable, accrued expenses and other current liabilities. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

         The fair value of derivative instruments is based on valuations using a market value approach. This approach determines the fair value of the securities sold by the Company by using one or more methods that compare these securities to similar securities that have been sold.

Income Taxes
------------

         The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (hereinafter SFAS No. 109) under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carryforwards, to the extent that the realization of such benefits is more likely than not. To the extent that it is more likely than not that such benefits will not be received, the Company records a valuation allowance against the related deferred tax asset.

Intangible Assets
-----------------

         The Company's intangible assets consist of patents, which are carried at the legal cost to obtain them. Patents with an original recorded cost of $82,028 are being amortized using the straight line method over an estimated useful life of seventeen years. Amortization expense totaled $4,824 and $4,825 for the years ended December 31, 2005 and 2004, respectively. The estimated aggregate amortization expense for each of the five succeeding years is $4,824.

Recent Accounting Pronouncements
--------------------------------

         In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

         In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

         In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29," (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company has determined that the adoption of the statement had no immediate impact on the Company's financial condition or results of operations.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The Company has adopted SFAS No. 123
(R) which resulted in recognizing $143,836 in stock based compensation for the year ended December 31, 2005.

         In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

Reclassifications
-----------------

         Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Research and Development Costs
------------------------------

         Research and development costs are expensed as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset. The Company periodically reviews its capitalized intangible assets to assess recoverability based on the projected undiscounted cash flows from operations, and impairments are recognized in operating results when a permanent diminution in value occurs. As of December 31, 2005, impairment of assets was not deemed necessary.

Revenue Recognition
-------------------

         The Company recognizes revenue when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured.

         Revenue from support agreements is recognized on a straight-line basis over the life of the contract, although the fee is due and payable at the time the agreement is signed or upon annual renewal.

         The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding, the fee is fixed and determinable, and collection is probable. Once minimum royalties have been received, additional royalties are recognized as revenue when earned based on the distributor's or reseller's contractual reporting obligations.

Use of Estimates
----------------

         The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

Valuation of Long-Lived Assets and Intangibles
----------------------------------------------

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company examines on a periodic basis the carrying value of its tangible and intangible assets to determine whether there are any impairment losses. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the years ended December 31, 2005 and 2004, no asset impairments were identified or recorded.

3. OTHER BALANCE SHEET INFORMATION

         Components of selected captions in the accompanying balance sheets consist of:

                                                                  ---------------------------------------------
                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                           2005                     2004
                                                                  -----------------------      ----------------
Prepaid expenses:
Prepaid consulting - affiliate                                    $               81,694       $        -
Prepaid insurance                                                                 25,478                -
Prepaid legal                                                                     15,000                -
Prepaid rent                                                                       2,014                10,990
Prepaid travel                                                                     6,691                -
Other                                                                                868                -
                                                                  -----------------------      ----------------

Prepaid expenses                                                  $              131,745       $        10,990
                                                                  =======================      ================

Deferred financing costs:
Deferred financing costs                                          $              127,915       $        -
Less: accumulated amortization                                                     3,781                -
                                                                  -----------------------      ----------------

Deferred financing costs, net                                     $              124,134       $        -
                                                                  =======================      ================

Equipment:
Computers and office equipment                                    $               12,564       $        -
Less: accumulated depreciation                                                     2,127                -
                                                                  -----------------------      ----------------

Equipment, net                                                    $               10,437       $        -
                                                                  =======================      ================


Short-term convertible notes payable, net:
Short-term convertible notes                                      $              875,000       $        -
Less: discount for warrants and conversion feature, net                          848,093                -
                                                                  -----------------------      ----------------

Short-term convertible notes payable, net                         $               26,907       $        -
                                                                  =======================      ================


Accrued expenses:
Professional fees                                                 $               72,200       $       123,156
Other                                                                             13,200                -
                                                                  -----------------------      ----------------

Accrued expenses                                                  $               85,400               123,156
                                                                  =======================      ================


4. CONVERTIBLE DEBT

         As of December 31, 2005, the Company had issued $875,000 principal amount of 8% convertible promissory notes to certain private accredited investors. These notes were non-conventional convertible debts giving rise to a related embedded derivative subject to net share settlement as an equity derivative. Also, each note holder received vested warrants with a five year term to purchase in total 131,250 shares of our common stock at an exercise price of $1.50 in total value at $208,031. In association with this debt, the Company issued warrants for services to purchase 45,120 shares of common stock at $1.50 per share in total valued at $71,515 and paid cash commissions of $56,400 in connection with the private placement to Dawson James, Inc. resulting in total deferred debt offering cost of $127,915. This round of financing commenced in December, 2005, and was closed on February 15, 2006. Subsequent to December 31, 2005, the Company raised an additional $3,155,000 in additional 8% convertible promissory notes.


         The outstanding principal and interest on the promissory notes is payable by QuantRx on or before December 31, 2006. Interest on the outstanding principal amount of the promissory notes will accrue at a rate of 8% per annum. The note agreements contain provisions which would allow the Company to "net-share settle" any payment of the principal of these notes and accrued interest. The outstanding principal amount of the promissory notes and all accrued but unpaid interest will automatically be exchanged into any of QuantRx's securities issued in a qualified equity or equity based financing or combination of equity financings with gross proceeds totaling at least $2,000,000. For purposes of determining the number of equity securities, including warrants, to be received by the holders of the 8% convertible promissory notes upon such exchange, such holders will be deemed to have tendered 110% of the outstanding principal amount of the promissory notes and all accrued but unpaid interest as payment of the purchase price in such qualified financing. Upon such conversion, the holders will automatically be deemed to be purchasers in the qualified financing, and will be granted all rights afforded such purchasers. Upon consummation of the qualified financing, the 8% convertible promissory notes will cease to exist, and all of QuantRx's obligations under such promissory notes will terminate.

         In the event QuantRx does not complete a qualified financing, QuantRx shall repay the entire principal balance then outstanding on December 31, 2006. Interest on the outstanding principal balance of the notes shall be computed on the basis of the actual number of days elapsed and a year of three hundred and sixty (360) days and shall be payable on the maturity date by the Company in cash or, at the option of the Company, in shares of the Company's equity securities. Commencing six months after the date of issuance of the promissory notes, a holder may elect to convert the outstanding balance of such promissory note into shares of QuantRx's common stock at a price per share of $1.00.

         The Company allocated $208,031 of the principal amount of the 8% convertible promissory notes to the warrants as original issue discount, which represented the fair value of the warrants at the dates of issuance. In accordance with SFAS No. 133 and EITF 00-19, the Company determined that the notes contained an embedded equity derivative. The derivative which is the embedded beneficial conversion feature is only subject to net share settlement and is accounted for as an equity derivative under EITF 00-19. The Company also allocated $666,969 of the principal amount of the 8% convertible promissory notes to the embedded derivative of the beneficial conversion feature as original issue discount. The embedded derivative beneficial conversion feature was calculated in accordance with guidance from EITF 98-5 and 00-27 concerning the intrinsic value of conversion features. Accordingly, the value of the discount was limited to the value of the underlying debt after the effects of allocating fair value to the warrants. The discounts have been recorded as additional paid-in capital from the derivative transactions. In addition, as of December 31, 2005, placement agents involved in the financing were due cash commissions of $56,400 and warrants to purchase 45,120 shares of our common stock, the terms of which are identical to the warrants issued to investors. The fair value of the warrants issued to the placement agents is $71,515. The fair value of the warrants and the cash commissions are recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors and the beneficial conversion feature and the deferred financing costs are being amortized to interest expense over the term of the convertible promissory notes. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 8% convertible promissory notes was $32,948 for 2005.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

         The Company has operating leases for all of its office and warehouse space, all of which have expiration dates in 2006. Rent expense relating to our operating leases was approximately $36,695 and $2,198 for the years ended 2005 and 2004, respectively. The remaining commitment under our operating leases, all of which is due in 2006, is approximately $10,445.

Income Taxes
------------

         The Company has retained an accounting firm to prepare all outstanding income tax returns. The Company has determined that due to operating losses and net loss carry forwards; there are no outstanding income tax liabilities.

Executive Employment Contracts
------------------------------

         The Company has entered into an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At December 31, 2005, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.



6. INCOME TAXES


         At December 31, 2005, the Company had net deferred tax assets calculated at an expected blended rate of 38% of approximately $8,293,873, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2005. The significant components of the deferred tax asset are as follows:

                                                At December 31,
                                  -------------------------------------------
                                         2005                   2004
                                  -------------------    --------------------
NOL - Beginning of year           $  21,255,572          $    21,864,512
Expiration of NOL                      (263,313)                (628,782)
Loss for year                           833,722                    19,842
                                  -------------------    --------------------
NOL - End of year                 $  21,825,981          $    21,255,572
                                  ===================    ====================



As of December 31,                -------------------    --------------------
Deferred tax asset                $    8,293,873         $      8,077,117
Deferred tax asset valuation
allowance                              (8,293,873)             (8,077,117)
                                  -- ----------------    --- ----------------
                                  -- ----------------    --- ----------------
Net deferred tax assets           $         -            $          -
                                  ===================    ====================

At December 31, 2005, the Company has net operating loss carryforwards of approximately $21,825,981, which expire in the years 2006 through 2025. The net change in the allowance account was $216,756 for the years ended December 31, 2005 and 2004.


7. CAPITAL STOCK

Preferred Stock
---------------

         The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value, with a conversion ratio of 1.5 common shares for each share of Series A preferred stock. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had issued and outstanding 8,141,147 and 7,492,135 shares of its Series A convertible preferred stock at December 31, 2005 and 2004, respectively.

         In the second quarter of 2005, 375,000 shares of Series A convertible preferred stock were converted into shares of common stock, $0.01 par value. In 2005, the 375,000 shares of preferred stock were converted into 562,500 shares of common stock with 375,000 issued and another 187,500 awaiting administrative issuance. For all corporate purposes the 562,500 shares were deemed issued and outstanding as of December 31, 2005.

         In the third quarter of 2005, a total of 1,024,012 preferred stock warrants were exercised and exchanged for 1,024,012 shares of Series A convertible preferred stock, $0.01 par value. The warrants were exercised at a price of $0.01 per share. In 2004, the Company received $10,240. Preferred stock was issued in the third quarter of 2005 in satisfaction of this liability.

Common Stock
------------

         The Company has authorized 75,000,000 shares of its common stock, $0.01 par value. The Company had issued and outstanding 18,239,773 and 13,906,198 shares of its common stock at December 31, 2005 and 2004, respectively.

         On May 27, 2005, the Company completed a private placement of 2,171,982 shares of common stock and warrants to purchase an aggregate of 1,085,996 shares of common stock at $0.85 per share to accredited investors for gross proceeds of $1,086,244 in cash. The Company issued warrants to purchase 217,198 shares of common stock at $0.55 per share in total valued at $111,271 and paid cash commissions of $76,794 in connection with the private placement to Dawson James, Inc., and an additional 570,000 warrants to purchase 570,000 shares of our common stock at a per share price ranging from $0.01 to $0.50 in total valued at $324,093 to individuals for services related to the financing, resulting in total offering costs of $512,158.

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

         In the fourth quarter of 2005, a related party note in the amount of $400,000 was negotiated and a settlement agreement resulted in the issuance of 900,000 shares of our common stock in complete payment of the note. The shares were issued at $0.44 per share.

         In the fourth quarter of 2005, a note in the amount of $15,000 was negotiated and a settlement agreement resulted in the issuance of 34,090 shares of our common stock in complete payment of the note. The shares were issued at $0.44 per share.

         In the fourth quarter of 2005, a loan in the amount of $4,000 was negotiated and a settlement agreement resulted in the issuance of 80,000 shares of our common stock in complete payment of the note. The shares were issued at $0.05 per share.

         In November 2004, the Company closed a sale of an aggregate of 3,184,640 shares of common stock, at a price of $0.05 per share, to ten accredited investors for gross proceeds of $159,232 in cash.

8. STOCK PURCHASE WARRANTS

Common Stock Warrants
---------------------

         On May 27, 2005 QuantRx closed an offering of its common stock, $0.01 par value, and warrants to purchase its common stock, through a private placement to accredited investors. Each investor received a five-year warrant to purchase an amount of common shares that equals 50% of the number of shares of common stock purchased by such investor in the offering. The exercise price of the warrants is $0.85 per share. A total of 1,085,996 common stock warrants were issued to purchase an aggregate of 1,085,996 shares of common stock in connection with the offering.

         QuantRx agreed to issue common stock warrants covering Company common stock, $0.01 par value, to various entities who were involved in the common stock issue closed May 27, 2005 as follows: in the first quarter of 2005, 500,000 common stock warrants with an exercise price of $0.01 were issued pursuant to an agreement to secure financing for the Company. In the first quarter of 2005, 70,000 common stock warrants with an exercise price of $0.50 were issued pursuant to an agreement for certain public relations work done to assist in securing financing for the Company. In the second quarter of 2005, 217,198 common stock warrants with an exercise price of $0.55 were issued to an underwriter involved in the common stock issue. All of these warrants were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a valuation associated with these warrants of $435,365. The valuation placed on these warrants was deemed by the Company to be additional costs related to the issuance of common stock. The costs were therefore charged against additional paid-in capital and resulted in a memorandum entry only.

         As of December 31, 2005, the Company had issued $875,000 principal amount of the 8% convertible promissory notes to certain private accredited investors, together with 131,250 vested warrants with a five year term to purchase 131,250 shares of common stock at an exercise price of $1.50. The Company allocated $208,031 of the principal amount of the 8% convertible promissory notes to the warrants as original issue discount, which represented the fair value of the warrants. In addition, placement agents involved in the financing received warrants to purchase 45,120 shares of common stock, the terms of which are identical to the warrants issued to investors. The fair value of the warrants issued to the placement agents of $71,515 was recorded as deferred financing costs. See Note 4.

         On November 8, 2005 the Company issued 100,000 common stock warrants with a five year term to purchase 100,000 shares of common stock at an exercise price of $2.00. The warrants were issued as payment for a consulting contract, and the fair value of $115,000 for these warrants was recorded as consulting expense.

         In 2005, 585,000 common stock warrants were exercised and exchanged for 585,000 shares of common stock, $0.01 par value, resulting in proceeds to the Company of $37,500. The exercise prices ranged from $0.01 to $0.50.

         On October 29, 2004, the Company issued a warrant in consideration of an entity's introduction of the Company to investors that purchased shares of common stock in October and November 2004. The warrant represents the right to purchase 956,873 shares of common stock at an exercise price of $0.50.

The following is a summary of all common stock warrant activity during the two years ended December 31, 2005:

                                                              Number of             Exercise              Weighted
                                                            Shares Under            Price Per             Average
                                                              Warrants                Share            Exercise Price
                                                            --------------        --------------       ---------------
Warrants issued and exercisable at 12/31/03                   288,070             0.01 - 2.88              1.75
   Warrants granted                                            956,873                0.50                  0.50
   Warrants expired                                               -                     -                    -
   Warrants exercised                                             -                     -                    -
                                                            --------------        --------------       ---------------
Warrants issued and exercisable at 12/31/04                   1,244,943            0.01 - 2.88              0.79
   Warrants granted                                           2,149,564            0.01 - 2.00              0.72
   Warrants expired                                           (145,570)            1.92 - 2.88              2.58
   Warrants exercised                                         (585,000)            0.01 - 0.50              0.06
                                                            --------------        --------------       ---------------
Warrants issued and exercisable at 12/31/05                   2,663,937        $   0.01 - 2.00       $      0.80
                                                            ==============        ==============       ===============



The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2005:

                                                                         Outstanding and Exercisable
                                                   ----------------------------------------------------------------
     Exercise Price                                                              Weighted
                                                                                 Average
                                                                                Remaining
                                                     Number of Shares         Contract Life        Weighted Average
                                                      Under Warrants             in Years            Exercise Price
----------------------------------------------     ----------------------    ----------------    ---------------------
                       $0.01                                   5,000                 .18          $          0.01
                       0.20                                   12,500                 .68                     0.20
                       0.50                                  991,873                5.53                     0.50
                       0.55                                  217,198                6.42                     0.55
                       0.85                                1,085,996                4.40                     0.85
                       1.50                                  251,370                3.61                     1.50
                       2.00                                  100,000                4.85                     2.00
                                                   ------------------         -----------          ---------------
                                                           2,663,937                4.90                     0.80
                                                   ------------------         -----------          $--------------


The Company used the Black-Scholes option price calculation to value the warrants granted in 2005 using the following assumptions: risk-free rate of 3.78%; volatility of 1.85; actual term and exercise price of warrants granted.

Preferred Stock Warrants
------------------------

         In the third quarter of 2005, a total of 1,024,012 preferred stock warrants were exercised and exchanged for 1,024,012 shares of Series A convertible preferred stock, $0.01 par value. The warrants were exercised at a price of $0.01 per share. In 2004, the Company received $10,240. Preferred stock was issued during the third quarter of 2005 in satisfaction of this liability.

         The following is a summary of all preferred stock warrant activity during the two years ended December 31, 2005:

                                                                                     Exercise            Weighted
                                                                                    Price Per             Average
                                                           Number of Shares           Share            Exercise Price
                                                         -----------------     -----------------     -----------------
Warrants issued and exercisable at 12/31/03                 1,204,012              0.01 - 4.25              0.39
   Warrants granted                                             -                       -                    -
   Warrants expired                                             -                       -                    -
   Warrants exercised                                           -                       -                    -
                                                         -----------------     -----------------     -----------------

Warrants issued and exercisable at 12/31/04                 1,204,012              0.01 - 4.25              .79
   Warrants granted                                             -                       -                    -
   Warrants expired                                             -                       -                    -
   Warrants exercised                                      (1,024,012)                0.01                  0.01
                                                         -----------------     -----------------     -----------------
Warrants issued and exercisable at 12/31/05                  180,000           $   1.92 - 4.25       $      2.57
                                                         =================     =================     =================


The following represents additional information related to preferred stock warrants outstanding and exercisable at December 31, 2005:

                                                                           Outstanding and Exercisable
                                                   -----------------------------------------------------------------------
                                                           Number of         Weighted Average            Weighted
                                                           Shares Under         Remaining                 Average
      Exercise Price                                        Warrants           Contract Life          Exercise Price
---------------------------------------------      -----------------------    ------------------    ----------------------
      $1.92                                                       130,000                  2.67     $           1.92
       4.25                                                        50,000                  2.67                 4.25
                                                   -----------------------    ------------------    -- -------------------
                                                                  180,000                  2.67     $           2.57
                                                   -----------------------    ------------------    -- -------------------

9. COMMON STOCK OPTIONS

         In 2001, the Company adopted the 1994 Incentive and Non-Qualified Stock Option Plan, as amended in 2001, (hereinafter "the Plan") under which 5,100,000 shares of common stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Plan.

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

         In 2005, a total of 1,000,000 common stock options were granted to an executive officer and issued from the Company's Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.50 and will fully vest after three years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options of $298,900. Pursuant to SFAS No. 123 (R), this amount will be accrued to compensation expense over the expected service term, three years, as vested. The accrued compensation expense related to these options for the year ended December 31, 2005 is $143,836 and has been expensed in the year ended December 31, 2005 pursuant to the application of SFAS No. 123
(R), and credited to additional paid-in capital.

The following is a summary of all common stock option activity during the two years ended December 31, 2005:

                                                       Shares Under                  Weighted Average
                                                   Options Outstanding                Exercise Price
                                                   ---------------------          -----------------------

Outstanding at December 31, 2003                         210,000                           2.28
   Options granted                                          -                               -
   Options forfeited                                        -                               -
   Options exercised                                        -                               -
                                                   ---------------------          -----------------------

Outstanding at December 31, 2004                         210,000                           2.28
   Options granted                                      1,000,000                          0.50
   Options forfeited                                    (150,000)                          2.80
   Options exercised                                        -                               -
                                                   ---------------------          -----------------------

Outstanding at December 31, 2005                        1,060,000                 $       $0.53
                                                   =====================          =======================


                                                                                     Weighted Average
                                                                                    Exercise Price Per
                                                    Options Exercisable                   Share
                                                   ---------------------          -----------------------
Exercisable at December 31, 2004                         210,000                           2.28
                                                   ---------------------          -----------------------

Exercisable at December 31, 2005                         541,218             $             0.56
                                                   =====================          =======================

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2005:


                                              Outstanding                                        Exercisable
                        --------------------------------------------------------    --------------------------------------
                                              Weighted
                                               Average
                                              Remaining            Weighted
                         Number of          Contract Life          Average            Number of         Weighted Average
Exercise Price              Shares            in Years          Exercise Price         Shares           Exercise Price
--------------          ---------------    ----------------    -----------------    -------------    ---------------------
$0.50                        1,000,000                9.34     $           0.50          481,218     $               0.50
$1.00                           60,000                4.18                 1.00           60,000                     1.00
                        ---------------    ----------------    -----------------    -------------    ---------------------
                             1,060,000                9.05     $           0.53          541,218     $               0.56
                        ---------------    ----------------    -----------------    -------------    ---------------------


Total compensation cost related to nonvested stock options as of December 31, 2005 was $155,064.

Weighted average period of nonvested stock options was 2.3 years as of December 31, 2005.

The Company used the Black-Scholes option price calculation to value the options granted in 2005 using the following assumptions: risk-free rate of 3.78%; volatility of 1.85; actual term and exercise price of warrants granted.

10. NET LOSS PER SHARE

         Basic and diluted net loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net loss per share is calculated using the weighted average number of common shares outstanding for the period. A net loss was reported in each of the years ended December 31, 2005 and 2004. Stock options for the purchase of 1,060,000 and 210,000 common shares at December 31, 2005 and 2004, respectively, and common stock warrants for the purchase of 2,663,937 and 1,244,943 common shares at December 31, 2005 and 2004, respectively, were not included in net loss per share calculations, because to do so would have been anti-dilutive. In addition, shares of Company convertible preferred stock and warrants covering shares of the Company's convertible preferred stock, as well as convertible promissory notes, outstanding at December 31, 2005 were not included in net loss per share calculations because to do so would have been anti-dilutive.

11. RELATED PARTY TRANSACTIONS

         A member of the Company's board of directors serves as a consultant to the Company on various business, strategic, and technical issues. The Company entered into an agreement for these services in 2005, prior to his appointment to the Board. Fees paid and expensed for these services by the Company during the year ended December 31, 2005 were $28,000. In addition to the contract fees paid, reimbursable expenses totaling $506 were paid and expensed in 2005.

         A member of the Company's board of directors was issued 500,000 common stock warrants in the first quarter of 2005, prior to his appointment to the Board. The warrants have an exercise price of $0.01. The warrants were issued pursuant to an agreement to secure financing for the Company. See Note 7.

         The Company has a temporary arrangement in which it leases office space from Trident Group, LLC, of which the current chief executive officer is a principal. In addition to a monthly rental payment for office space, the Company reimburses Trident for related office expenses. The Company entered into the agreement in the second quarter of 2005. The total amount paid and expensed by the Company under this arrangement was $11,880 in 2005.

         The Company had an agreement with Trident Group, LLC whereby a principal member of Trident provided various consulting services to the Company. The Company's current chief executive officer is a principal member of Trident, LLC. The Company entered into the agreement in the second quarter of 2005, prior to his appointment. The total amount of the contracted services was $10,000, and was expensed and paid in 2005. In addition to the fees, reimbursable expenses were also paid under this contract. The total amount paid for these expenses in 2005 was $11,776. This was a temporary arrangement while the Company was setting up its banking and credit card company, and payroll service company relationships.

         On November 8, 2005 the Company issued 100,000 common stock warrants with a five year term to purchase 100,000 shares of common stock at an exercise price of $2.00. The warrants were issued as payment for financial advisory services to a firm in which a more than 10% stockholder is affiliated. The fair value for these warrants was $115,000, of which $33,306 was expensed in the year ended December 31, 2005, with the remaining $81,694 recorded as prepaid consulting at December 31, 2005, to be expensed in 2006 per the contract term. See Note 7.

         The current chief financial officer of the Company served as a consultant prior to his appointment. The Company entered into an agreement with his accounting consulting firm for these services in the third quarter of 2005. The total amount of the contracted services was $9,500, all of which was paid and expensed in 2005.

         In the fourth quarter of 2005, a related party note payable in the amount of $400,000 was settled with the issuance of 900,000 common shares, $0.01 par value. The shares were issued at $0.44 per share. See Note 7.

12. SIGNIFICANT EVENTS

         On December 9, 2005, QuantRx Biomedical Corporation (the "Company"), formerly known as A-Fem Medical Corporation, formally announced a corporate name change, which became effective on December 2, 2005.

         The Company filed with the Secretary of State of Nevada an amendment to its articles of incorporation to effect the corporate name change. The Company also amended its bylaws to reflect the name change. The amendments to the Company's articles of incorporation and bylaws were approved by the unanimous written consent of the Board of Directors of the Company and by the holders of a majority of the issued and outstanding capital stock, on an as converted basis, of the Company.

13. SUBSEQUENT EVENTS
         On February 15, 2006, the Company closed on a $4,030,000 round of financing. In connection with the financing, QuantRx issued 8% convertible promissory notes in the aggregate principal amount of $4,030,000, of which $875,000 were issued in 2005, and warrants to purchase shares of QuantRx's common stock. Proceeds of the financing will be used for general corporate purposes.

         The outstanding principal and interest on the promissory notes is payable by QuantRx on or before December 31, 2006. Interest on the outstanding principal amount of the promissory notes will accrue at a rate of 8% per annum. The outstanding principal amount of the promissory notes and all accrued but unpaid interest will automatically be exchanged into any of QuantRx's securities issued in a qualified equity or equity based financing or combination of equity financings with gross proceeds totaling at least $2,000,000. For purposes of determining the number of equity securities, including warrants, to be received by the holders of the 8% convertible promissory notes upon such exchange, such holders will be deemed to have tendered 110% of the outstanding principal amount of the promissory notes and all accrued but unpaid interest as payment of the purchase price in such qualified financing. Upon such conversion, the holders will automatically be deemed to be purchasers in the qualified financing, and will be granted all rights afforded such purchasers. Upon consummation of the qualified financing, the 8% convertible promissory notes will cease to exist, and all of QuantRx's obligations under such promissory notes will terminate.

         In the event QuantRx does not complete a qualified financing, QuantRx shall repay the entire principal balance outstanding on December 31, 2006. Interest on the outstanding principal balance of the note shall be computed on the basis of the actual number of days elapsed and a year of three hundred and sixty (360) days and shall be payable on the maturity date by the Company in cash or, at the option of the Company, in shares of the Company's equity securities. Commencing six months after the date of issuance of the promissory note, a holder may elect to convert the outstanding balance of such promissory note into shares of QuantRx's common stock at a price per share of $1.00.

         Upon the occurrence of an event of default, QuantRx must pay to the holders of the 8% convertible promissory notes, on demand, interest on the outstanding principal balance of such promissory notes, from the date of the event of default until payment in full, at the rate of 12% per annum.

         In consideration for the loaned funds evidenced by the promissory notes, for each $100,000 in principal amount loaned to QuantRx, QuantRx issued a warrant exercisable for 15,000 shares of QuantRx's common stock at a per share exercise price of $1.50. Any investor loaning at least $500,000 in principal amount to QuantRx received an additional warrant exercisable for 125,000 shares of QuantRx's common stock at a per share exercise price of $1.50 per share. In connection with the financing, QuantRx issued warrants to investors to purchase 854,500 shares of its common stock, of which 131,250 were issued in 2005.

         QuantRx has agreed to pay various placement agents compensation based on the gross proceeds received from investors located by such agents. Cash payments made by QuantRx to such placement agents did not exceed 8% of the aggregate gross proceeds received in connection with the financing. QuantRx also issued to such placement agents warrants to purchase shares of its common stock to not exceed 8% of the aggregate gross proceeds received in connection with the financing.

         Effective February 13, 2006, holders of all outstanding shares of the Series A convertible preferred stock of QuantRx exercised their rights under the terms of the series A preferred stock to convert all of their outstanding shares of Series A preferred stock into shares of QuantRx's common stock. Each share of series A preferred stock was converted into 1.5 shares of QuantRx's common stock, resulting in the issuance by QuantRx of 12,399,221 common shares. As of the date hereof, there are no shares of Series A preferred stock outstanding. Additionally, warrants to purchase 180,000 shares Series A preferred stock were submitted and exchanged for warrants to purchase 180,000 shares of common stock, with the same terms as the original warrants.

         In the first quarter of 2006, 67,480 common stock warrants were exercised and exchanged for 67,480 shares of our common stock, $0.01 par value, resulting in proceeds to the Company of $41,858. The exercise prices ranged from $0.20 to $0.85.

         On March 10, 2006, the Company and FluoroPharma, Inc., a Delaware corporation, consummated transactions contemplated by an investment agreement under which FluoroPharma issued to QuantRx (i) approximately 1,096,170 shares of FluoroPharma's common stock, $0.001 par value, and (ii) an option to purchase 260,000 shares of FluoroPharma's common stock at an exercise price of $0.75, in exchange for a capital contribution from QuantRx in the aggregate amount of approximately $1,566,023. At the closing, QuantRx owned approximately 27.4% of the issued and outstanding shares of common stock of FluoroPharma, and upon exercise of the option (assuming FluoroPharma does not issue any additional shares of common stock, which issuance must be approved by QuantRx) QuantRx will own approximately an additional 6.1% of the issued and outstanding shares of common stock of FluoroPharma.

         Under the investment agreement, QuantRx may in the future acquire, at its option and in its sole discretion, a majority interest in FluoroPharma through a series of staged investments. Such staged investments will take the form of cash investments by QuantRx in FluoroPharma at increasing valuations upon the achievement by FluoroPharma of certain milestones with respect to the successful completion of Phase I and Phase II trials for certain compounds being developed by FluoroPharma. Any subsequent investment in FluoroPharma by QuantRx will be consummated pursuant to the terms and subject to the conditions set forth in separate definitive agreements.

         In accordance with the investment agreement, effective as of March 10, 2006, FluoroPharma caused all of its issued and outstanding shares of preferred stock to be converted into shares of its common stock.