Form 10QSB
period 2006-03-31
QUANTRX BIOMEDICAL CORP
filed 2006-05-15
CIK 820608

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2006

                           Commission File No. 0-17119

                         QUANTRX BIOMEDICAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                Nevada                                     33-0202574
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

                321 Norristown Road, Suite 230, Ambler, PA 19002
                                  215-540-4310
          (Address and telephone number of principal executive offices)

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      We had 30,577,294 shares of our $0.01 par value common stock outstanding as of May 2, 2006.

      Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

                         PART I - Financial Information

ITEM 1.   Financial Statements

          Balance sheets as of March 31, 2006 and December 31, 2005...........4

          Statements of Operations for the three
          months ended March 31, 2006 and 2005................................5

          Statements of Cash Flows for the three
          months ended March 31, 2006 and 2005................................6

          Condensed Notes to the Financial Statements.........................7

ITEM 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations..........................................15

ITEM 3.   Controls and Procedures............................................16

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings..................................................17

ITEM 2.   Unregistered Sales of Equity Securities; Use of Proceeds
          and Purchases of Equity Securities.................................17

ITEM 3.   Defaults on Senior Securities......................................17

ITEM 4.   Submission of Matters to a Vote of Security Holders................18

ITEM 5.   Other Information..................................................18

ITEM 6.   Exhibits and Reports on Form 8-K...................................19

Signatures...................................................................20

                         PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "ESTIMATES," "MAY," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1. Financial Statements

      The unaudited financial statements of QuantRx Biomedical Corporation as of March 31, 2006 are attached hereto. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. It is the opinion of management that the interim financial statements for the three months ended March 31, 2006 includes all adjustments necessary in order to ensure that the financial statements are not misleading. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  March 31,
                                                                    2006             December 31,
                                                                (unaudited)              2005
                                                               --------------       --------------
ASSETS

Current Assets:
          Cash and cash equivalents                            $    2,599,709       $      990,523
          Accounts receivable                                           4,280                   --
          Prepaid expenses                                             58,181              131,745
          Deferred financing costs, net                               342,009              124,134
          Deposits                                                      2,362                2,362
                                                               --------------       --------------
             Total Current Assets                                   3,006,541            1,248,764
                                                               --------------       --------------

          Investments                                               1,566,023                   --
          Equipment, net                                               15,482               10,437
          Intangible assets, net                                       61,523               62,729
                                                               --------------       --------------

             Total Assets                                      $    4,649,569       $    1,321,930
                                                               ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Accounts payable                                     $      808,093       $      126,408
          Accrued expenses                                            105,800               85,400
          Convertible notes payable, net of discount                  845,171               26,907
          Loans payable                                                28,500               28,500
                                                               --------------       --------------
             Total Current Liabilities                              1,787,564              267,215
                                                               --------------       --------------

Commitments and Contingencies                                              --                   --

Stockholders' Equity:
          Convertible preferred stock - $0.01 par value;
             25,000,000 shares authorized;                                 --               81,411
             Series A shares 9,750,000 designated - 0 and
             8,141,147 shares issued and outstanding,
             respectively
          Common stock - $0.01 par value;
             75,000,000 shares authorized;                            305,372              182,397
             30,537,294 and 18,239,773 shares issued and
             outstanding, respectively
          Additional paid-in capital                               26,943,158           23,612,630
          Accumulated deficit                                     (24,386,525)         (22,821,723)
                                                               --------------       --------------
             Total Stockholders' Equity                             2,862,005            1,054,715
                                                               --------------       --------------

             Total Liabilities and Stockholders' Equity        $    4,649,569       $    1,321,930
                                                               ==============       ==============

         The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                            Three Months Ended March 31,
                                                                        -----------------------------------
                                                                             2006                  2005
                                                                         (unaudited)           (unaudited)
                                                                        --------------       --------------
Revenues from licensing                                                 $       12,841       $       12,841
                                                                        --------------       --------------

Operating expenses:
      Sales and marketing                                                       84,978                   --
      General and administrative                                               222,827               13,364
      Professional fees                                                        259,709               11,361
      Research and development                                                  35,253               33,016
      Amortization                                                               1,206                1,206
      Depreciation                                                               1,236                   --
                                                                        --------------       --------------
          Total operating expenses                                             605,209               58,947
                                                                        --------------       --------------

Loss from operations                                                          (592,368)             (46,106)
                                                                        --------------       --------------

Other income (expense):
      Interest income                                                            2,663                   --
      Interest expense                                                         (64,459)                  --
      Amortization of debt discount to interest expense                       (818,264)                  --
      Amortization of deferred financing costs to interest expense             (92,374)                  --
                                                                        --------------       --------------
          Total other income (expense)                                        (972,434)                  --
                                                                        --------------       --------------

Loss before income taxes                                                    (1,564,802)             (46,106)

      Provision for income taxes                                                    --                   --
                                                                        --------------       --------------

Net loss                                                                $   (1,564,802)      $      (46,106)
                                                                        ==============       ==============

Basic and diluted net loss per common share:
      Basic                                                             $        (0.06)      $          nil
                                                                        ==============       ==============

      Diluted                                                           $        (0.06)      $          nil
                                                                        ==============       ==============

Weighted average shares used in per share calculation:
      Basic                                                                 24,661,539           13,906,198
      Diluted                                                               24,661,539           13,906,198

         The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                             Three Months Ended March 31,
                                                                                        -------------------------------------
                                                                                              2006                   2005
                                                                                          (unaudited)           (unaudited)
                                                                                        ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                         $    (1,564,802)      $       (46,106)
       Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation and amortization                                                          2,442                 1,206
           Interest expense related to amortization of non-cash discount,
           non-cash beneficial conversion feature and deferred financing costs                  910,638                    --
           Non-cash stock-based compensation expense                                             16,613                    --
           (Increase) decrease in:
                Accounts receivable                                                              (4,280)                   --
                Prepaid expenses                                                                 73,564                 3,297
           Increase (decrease) in:
                Accounts payable                                                                 75,663                    --
                Accrued expenses                                                                 20,400                    --
                                                                                        ---------------       ---------------

           Net cash used by operating activities                                               (469,762)              (41,603)
                                                                                        ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                                                  (6,282)                   --
       Purchase of investment                                                                (1,566,023)                   --
       Increase in payables relating to investment acquired                                     566,023                    --
                                                                                        ---------------       ---------------

           Net cash used by investing activities                                             (1,006,282)                   --
                                                                                        ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of warrants to common stock                                        57,430                    --
       Proceeds from issuance of convertible notes                                            3,155,000                    --
       Cash financing costs due for issuance of convertible notes                              (167,200)                   --
       Increase in payables for debt issuance costs                                              40,000                    --
                                                                                        ---------------       ---------------

           Net cash provided by financing activities                                          3,085,230                    --
                                                                                        ---------------       ---------------

       Net increase (decrease) in cash and cash equivalents                                   1,609,186               (41,603)

       Cash and cash equivalents, beginning of period                                           990,523               108,471
                                                                                        ---------------       ---------------

       Cash and cash equivalents, end of period                                         $     2,599,709       $        66,868
                                                                                        ===============       ===============

Supplemental cash flow disclosures:
       Interest expense paid in cash                                                    $           314       $            --
       Income tax paid                                                                  $            --       $            --

Supplemental disclosure of non-cash activities:
       Fair value of warrants issued to placement agents for debt financing costs       $       143,049       $            --
       Fair value of warrants issued with convertible notes                             $     1,131,663       $            --
       Fair value of embedded beneficial conversion derivative feature                  $     2,023,337       $            --

         The accompanying condensed notes are an integral part of these financial statements.

QUATNTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006

Organization of the Company and Significant Accounting Policies

Organization

      QuantRx Biomedical Corporation (the "Company" or "QuantRx") is a bio-medical company that seeks to develop, acquire and commercialize on its own or with other commercial partners proprietary medical technology platforms and products for diagnostics and treatment of medical needs.

      QuantRx is a biomedical company that is committed to the research, development, acquisition and commercialization, directly or in collaboration with other commercial partners, of proprietary medical technology platforms and products for diagnostics and treatment of medical needs.

      The Company has developed three proprietary platforms: The Miniform, a disposable technology with current applications in the incontinence and hemorroidal  over-the-counter  (OTC) markets;  Rapid-Sense(R),  a  point-of-care diagnostic technology; and, PadKit(R), a diagnostic sample collection technology. Our strategy is to commercialize our products through partners or distributors, contracting the manufacturing to third parties while maintaining control over the manufacturing process.

1.    Basis of Presentation

      The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by QuantRx pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although QuantRx believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.    Net Loss Per Share

      The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common stock equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

      As of March 31, 2006, the Company had 1,060,000 common stock options, 3,657,747 common stock warrants, and convertible debt of $4,030,000 subject to beneficial conversion of 4,030,000 shares outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the Company's quarter ending March 31, 2006.

      As of March 31, 2005, the Company had 210,000 common stock options, 1,795,413 common stock warrants, 7,492,135 shares of convertible preferred stock and 1,204,012 preferred stock warrants (convertible into an aggregate of 13,044,221 common shares) outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the Company's quarter ending March 31, 2005.

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

4.    Recent Accounting Pronouncements

      In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156"). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

      In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

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

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The Company has adopted SFAS 123 (R) and as of March 31, 2006 recognized an expense related to stock based compensation of $16,613.

5.    Related Party Transactions

      William Fleming, an officer who is also a member of the Company's board of directors served as a consultant to the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $28,400 for these services in the first quarter of 2005 and $0 in the first quarter of 2006, respectively. In addition to the fees, reimbursable travel expenses were also paid under this contract. The total amount paid for these expenses was $6,663 in the first quarter of 2005 and $0 in the first quarter of 2006. This was a temporary arrangement while the Company was setting up its banking, credit card company, and payroll service company relationships.

      Shalom Hirschman, a member of the Company's board of directors serves as a consultant to the Company on various business, strategic, and technical issues. The Company entered into an agreement for these services in 2005, prior to his appointment to the board. Fees paid and expensed for these services by the Company during the quarter ended March 31, 2006 were $12,000. The agreement was entered into subsequent to the quarter ended March 31, 2005, therefore there was no expense related to this agreement in the quarter ended March 31, 2005.

      Shalom Hirschman, a member of the Company's board of directors was issued 500,000 common stock warrants in the first quarter of 2005, prior to his appointment to the board. The warrants have an exercise price of $0.01. The warrants were issued pursuant to an agreement to secure financing for the Company.

      The Company has a temporary arrangement in which it leases office space from Trident Group, LLC, of which Walter Witoshkin, the current chief executive officer of the Company, is a principal. In addition to a monthly rental payment for office space, the Company reimburses Trident for related office expenses. The Company entered into the agreement in the second quarter of 2005. The total amount expensed by the Company under this arrangement for the quarter ended March 31, 2006 was $3,723. The arrangement commenced after the quarter ended March 31, 2005, therefore there was no expense related to this arrangement for the quarter ended March 31, 2005.

6.    Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

                                                                   March 31, 2006         December 31, 2005
                                                                  -----------------       ------------------
Prepaid expenses:
Prepaid consulting - affiliate                                    $          25,136       $           81,694
Prepaid insurance                                                            16,210                   25,478
Prepaid legal                                                                15,000                   15,000
Prepaid rent                                                                  1,189                    2,014
Prepaid travel                                                                   --                    6,691
Other                                                                           646                      868
                                                                  -----------------       ------------------

Prepaid expenses                                                  $          58,181       $          131,745
                                                                  =================       ==================

Deferred financing costs:
Deferred financing costs                                          $         438,164       $          127,915
Less: accumulated amortization                                               96,155                    3,781
                                                                  -----------------       ------------------

Deferred financing costs, net                                     $         342,009       $          124,134
                                                                  =================       ==================

Equipment:
Computers and office equipment                                    $          18,845       $           12,564
Less: accumulated depreciation                                                3,363                    2,127
                                                                  -----------------       ------------------

Equipment, net                                                    $          15,482       $           10,437
                                                                  =================       ==================

Short-term convertible notes payable, net:
Short-term convertible notes payable                              $       4,030,000       $          875,000
Less: discount for warrants and conversion feature, net                   3,184,829                  848,093
                                                                  -----------------       ------------------

Short-term convertible notes payable, net                         $         845,171       $           26,907
                                                                  =================       ==================

Accrued expenses:
Professional fees                                                 $          97,100       $           72,200
Other                                                                         8,700                   13,200
                                                                  -----------------       ------------------

Accrued expenses                                                  $         105,800                   85,400
                                                                  =================       ==================

7.    Investment in FluoroPharma, Inc.

      In March 2006, QuantRx purchased 1,096,170 shares of FluoroPharma, Inc. common stock for $1,566,023. As of March 31, 2006, QuantRx owned approximately 34% of the issued and outstanding common shares of FluoroPharma. FluoroPharma, Inc. is a privately held molecular imaging company based in Boston, Massachusetts, which is engaged in the discovery, development and commercialization of proprietary products for the positron emission tomography. The investment in FluoroPharma is intended to strategically expand QuantRx's diagnostic platforms.

      The investment in FluoroPharma is accounted for in accordance with the equity method of accounting. Since FluoroPharma's liabilities exceeded assets on the date of investment, the entire investment is recorded as equity method goodwill. In accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," equity method goodwill is not amortized or tested for impairment in accordance with this standard. QuantRx reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," under which QuantRx would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline. No impairment was recognized in the first quarter of 2006.

      At March 31, 2006, FluoroPharma's condensed financial information was estimated as follows: total assets, $1,130,000; total liabilities, $217,000; stockholders' equity, $913,000; quarterly expenses and net loss, $430,000.

      Under the investment agreement, QuantRx may in the future acquire a majority interest in FluoroPharma through a series of staged investments. Such staged investments will take the form of cash at increasing valuations upon FluoroPharma's achievement of certain milestones with respect to the successful completion of Phase I and Phase II FDA trials for certain compounds being developed by FluoroPharma. Any subsequent investment in FluoroPharma by QuantRx will be consummated pursuant to the terms and subject to the conditions set forth in separate definitive agreements.

      In connection with the purchase, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. Additionally, FluoroPharma has outstanding options and warrants which, if exercised together with our option would maintain our ownership percentage of approximately 34%.

8.    Convertible Debt

      On February 15, 2006, the Company closed on $4,030,000 of 8% convertible promissory notes to certain private accredited investors, of which $3,155,000 were issued in the quarter ended March 31, 2006, with the remainder issued in 2005. These notes are non-conventional convertible debts giving rise to a related embedded derivative subject to net share settlement as an equity derivative. Also, investors received vested warrants with a five year term to purchase an aggregate of 854,500 shares of QuantRx common stock at an exercise price of $1.50 valued at $1,339,694, of which 723,250 warrants valued at $1,131,663 were issued in the quarter ended March 31, 2006, with the remainder issued in 2005.

      In association with this debt, the Company issued warrants for services to purchase 135,680 shares of common stock at $1.50 per share valued at $214,564, of which 90,560 warrants valued at $143,049 were issued in the quarter ended
March 31, 2006, with the remainder issued in 2005. The Company also incurred cash commissions of $223,600 in connection with the private placement to various placement agents resulting in total deferred debt offering cost of $438,164, of which $310,249 relates to the notes issued in the quarter ended March 31, 2006, with the remainder related to notes issued in 2005.

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

      In the event QuantRx does not complete a qualified financing, QuantRx will repay the entire principal balance then outstanding on December 31, 2006. Interest on the outstanding principal balance of the notes shall be computed on the basis of the actual number of days elapsed and a year of three hundred and sixty (360) days and shall be payable on the maturity date by the Company in cash or, at the option of the Company, in shares of the Company's equity securities. Commencing six months after the date of issuance of the promissory notes, a holder may elect to convert the outstanding balance of such promissory note into shares of QuantRx's common stock at a price per share of $1.00.

      The Company allocated $1,339,694 of the principal amount of the 8% convertible promissory notes to the warrants as original issue discount, which represented the fair value of the warrants at the dates of issuance. In accordance with SFAS No. 133 and EITF 00-19, the Company determined that the notes contained an embedded equity derivative. The derivative, which is the embedded beneficial conversion feature, is only subject to net share settlement and is accounted for as an equity derivative under EITF 00-19. The Company also allocated $2,690,306 of the principal amount of the 8% convertible promissory notes to the embedded derivative of the beneficial conversion feature as original issue discount, of which $2,023,337 relates to the notes issued in the quarter ended March 31, 2006, with the remainder related to the notes issued in 2005. The embedded derivative beneficial conversion feature was calculated in accordance with guidance from EITF 98-5 and 00-27 concerning the intrinsic value of conversion features. Accordingly, the value of the discount was limited to the value of the underlying debt after the effects of allocating fair value to the warrants. The discounts have been recorded as additional paid-in capital from the derivative transactions.

      The fair value of the warrants issued to placement agents and the cash commissions have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors and the beneficial conversion feature and the deferred financing costs are being amortized to interest expense over the term of the convertible promissory notes. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 8% convertible promissory notes was $974,875 for the quarter ended March 31, 2006.

9.    Preferred Stock and Warrants

      Effective February 13, 2006, holders of all outstanding shares of the Series A convertible preferred stock of QuantRx exercised their rights under the terms of the Series A preferred stock to convert all of their outstanding shares of Series A preferred stock into shares of QuantRx's common stock. Each share of Series A preferred stock was converted into 1.5 shares of QuantRx's common stock, resulting in the issuance by QuantRx of 12,211,721 common shares. As of the date hereof, there are no shares of Series A preferred stock outstanding. Additionally, warrants to purchase 180,000 shares Series A preferred stock were submitted and exchanged for warrants to purchase 180,000 shares of common stock, with the same terms as the original warrants.

10.   Common Stock and Warrants

      In the first quarter of 2006, 85,800 common stock warrants were exercised and exchanged for 85,800 shares of common stock, $0.01 par value, resulting in proceeds to the Company of $57,430. The exercise prices ranged from $0.20 to $0.85.

      In the first quarter of 2006, 723,250 common stock warrants with an exercise price of $1.50 and a term of five years were issued to investors in conjunction with the issuance of convertible promissory notes.

      In the first quarter of 2006, 90,560 common stock warrants with an exercise price of $1.50 and a term of five years were issued to placement agents for services related to the debt financing closed February 15, 2006.

11.   Subsequent Events

      In April of 2006, QuantRx acquired an additional 300,000 shares of FluoroPharma, Inc. common stock at a purchase price of $1.43 per share, for an aggregate purchase price of $429,000. These additional shares were acquired in private transactions with individual investors. This purchase increased QuantRx's share of issued and outstanding common stock of FluoroPharma by approximately 10%, bringing the total shares owned of FluoroPharma to approximately 44%.

      In the second quarter of 2006, a loan payable in the amount of $20,000 was settled with the issuance of 40,000 common shares, $0.01 par value. The shares were issued at $0.50 per share.

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

      Unless  otherwise  indicated  or  the  context  otherwise  requires,   all
references in this report to "we," "our," "ours," "us," the "Company" or similar terms refer to QuantRx Biomedical Corporation, a Nevada corporation.

Results of Operations

      Net revenue from licensing for the quarter ended March 31, 2006, was $12,841, as compared to $12,841 for the quarter ended March 31, 2005. The revenue was related to a licensing agreement for a Rapid-Sense product.

      Sales and marketing expense for the quarter ended March 31, 2006 was $84,978, as compared to $0.00 for the quarter ended March 31, 2005. The current period expense reflects expenses related to the addition of a sales and marketing employee and expenses related to business development.

      General and administrative expense, including professional fees, for the quarter ended March 31, 2006 was $482,536, as compared to $24,725 for the quarter ended March 31, 2005. The current year expense primarily reflects the expenses related to the addition of two full time employees, part time employees used as business needs require, office and warehouse space, legal and accounting expenses to assist in bringing the Company to a current status with regulatory requirements, legal fees related to our patents, consulting expenses related to strategic advisory services regarding potential acquisitions, and includes stock-based compensation expense of $16,613.

      Research and development expense for the quarter ended March 31, 2006, was $35,253, as compared to $33,016 for the quarter ended March 31, 2005. The current year expense primarily reflects technical consulting expenses, and ongoing contracted product development.

      Amortization expense for the quarter ended March 31, 2006, was $1,206, as compared to $1,206 for the quarter ended March 31, 2005. Amortization expense reflects straight line amortization over seventeen years of Company patent acquisition costs.

      Depreciation expense for the quarter ended March 31, 2006, was $1,236, as compared to $0.00 for the quarter ended March 31, 2005. Depreciation expense reflects straight line depreciation over three years of office equipment recorded at an historical cost of $18,845.

      The Company's net loss for the quarter ended March 31, 2006, was $1,564,802 as compared to $46,106 for the quarter ended March 31, 2005. This increased loss reflects the additional expense of returning the Company to a fully operating company.

Liquidity and Capital Resources

      As of March 31, 2006, QuantRx had cash and cash equivalents of $2,599,709, as compared to cash and cash equivalents of $990,523 as of December 31, 2005 Our net increase in cash of $1,609,186 for the three months ended March 31, 2006, primarily relates to our financing activities, which includes proceeds of $3,155,000 from the issuance of convertible promissory notes. QuantRx has used a portion of these proceeds as well as its revenues to fund current operating expenses which include the additional expense of returning the Company to a fully operating company.

      In the future QuantRx expects to expand operations with the use of additional financing and increased revenues from operations.

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

ITEM 3.  Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of March 31, 2006.

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2006.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Purchases of Equity Securities

      Effective February 13, 2006, holders of all outstanding shares of the Series A convertible preferred stock of QuantRx exercised their rights under the terms of the series A preferred stock to convert all of their outstanding shares of Series A preferred stock into shares of QuantRx's common stock. Each share of series A preferred stock was converted into 1.5 shares of QuantRx's common stock, resulting in the issuance by QuantRx of 12,211,721 common shares. As of the date hereof, there are no shares of Series A preferred stock outstanding. Additionally, warrants to purchase 180,000 shares Series A preferred stock were submitted and exchanged for warrants to purchase 180,000 shares of common stock, with the same terms as the original warrants.

      In the first quarter of 2006, 85,800 common stock warrants were exercised and exchanged for 85,800 shares of our common stock, $0.01 par value, resulting in proceeds to the Company of $57,430. The exercise prices ranged from $0.20 to $0.85.

      In the first quarter of 2006, 723,250 common stock warrants with an exercise price of $1.50 and a term of five years were issued to investors in conjunction with the issuance of convertible promissory notes.

      In the first quarter of 2006, 90,560 common stock warrants with an exercise price of $1.50 and a term of five years were issued to placement agents for services related to the debt financing closed February 15, 2006.

      In March, 2006, QuantRx purchased 1,096,170 shares of FluoroPharma, Inc. common stock for $1,566,023. As of March 31, 2006, QuantRx owned approximately 34% of the issued and outstanding common shares of FluoroPharma.

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

                                        QuantRx Biomedical Corporation


Date: May 15, 2006                          By:  /s/ Walter Witoshkin
                                                --------------------------------
                                            Walter Witoshkin, CEO
                                            (Principal Executive Officer)


Date: May 15, 2006                          By:  /s/ Sasha Afanassiev
                                                --------------------------------
                                            Sasha Afanassiev, CFO
                                            (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        QuantRx Biomedical Corporation


Date: May 15, 2006                           By: /s/ Walter Witoshkin
                                             Walter Witoshkin, CEO
                                             (Principal Executive Officer)