Form 10QSB
period 2006-06-30
QUANTRX BIOMEDICAL CORP
filed 2006-08-14
CIK 820608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly Report Under Section 13 or 15 (d) of the
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2006

                           Commission File No. 0-17119

                         QUANTRX BIOMEDICAL CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                      33-0202574
         -------------------------------                -----------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification Number)



               100 S. Main Street, Suite 300, Doylestown, PA 18901
  ----------------------------------------------------------------------------
                                 (267) 880-1595
 ------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)

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

     We had 30,627,294 shares of our $0.01 par value common stock outstanding as of August 1, 2006.

     Transitional Small Business Disclosure Format (check one): [  ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Balance sheets as of June 30, 2006 and
            December 31, 2005................................................4

            Statements of Operations for the three and
            six months ended June 30, 2006 and 2005..........................5

            Statements of Cash Flows for the six months
            ended June 30, 2006 and 2005.....................................6

            Condensed Notes to the Financial
            Statements.......................................................7

ITEM 2.     Management's Discussion and Analysis of Financial Conditions
            and Results of Operations.......................................15

ITEM 3.     Controls and Procedures.........................................16

                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings...............................................17

ITEM 2.     Unregistered Sales of Equity Securities; Use of Proceeds
            and Purchases of Equity Securities..............................17

ITEM 3.     Defaults on Senior Securities...................................17

ITEM 4.     Submission of Matters to a Vote of Security Holders.............18

ITEM 5.     Other Information...............................................18

ITEM 6.     Exhibits and Reports on Form 8-K................................19

Signatures..................................................................20

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

ITEM 1.        FINANCIAL STATEMENTS

         The unaudited financial statements of QuantRx Biomedical Corporation as of June 30, 2006 are attached hereto. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. It is the opinion of management that the interim financial statements for the three and six months ended June 30, 2006 include all adjustments necessary in order to ensure that the financial statements are not misleading. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------

                                                                         June 30,                   December 31,
                                                                           2006                         2005
                                                                       (unaudited)
                                                                  -----------------------        -------------------
ASSETS

Current Assets:
          Cash and cash equivalents                                   $        1,101,187      $             990,523
          Accounts receivable - affiliate                                             78                 -
          Interest receivable                                                      2,917                 -
          Prepaid expenses                                                       253,503                    131,745
          Deferred financing costs, net                                          228,835                    124,134
          Note receivable                                                        200,000                 -
          Deposits                                                                 2,362                      2,362
                                                                      -------------------     ----------------------
             Total Current Assets                                              1,788,882                  1,248,764
                                                                      -------------------     ----------------------

Investments                                                                    2,195,023                 -
Equipment, net                                                                    17,096                     10,437
Intangible assets, net                                                            60,317                     62,729
                                                                      -------------------     ----------------------

             Total Assets                                             $        4,061,318      $           1,321,930
                                                                      ===================     ======================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Accounts payable                                            $           68,072      $             126,408
          Accounts payable - affiliate                                           566,023                 -
          Accrued expenses                                                       222,542                     85,400
          Convertible notes payable, net of discount                           1,899,060                     26,907
          Loans payable                                                         -                            28,500
                                                                      -------------------     ----------------------
             Total Current Liabilities                                         2,755,697                    267,215
                                                                      -------------------     ----------------------

Commitments and Contingencies                                                   -                        -

Stockholders' Equity:
          Convertible preferred stock - $0.01 par value;
             25,000,000 shares authorized;                                      -                            81,411
             Series A shares 9,750,000 designated - 0 and
             8,141,147 shares issued and outstanding,
             respectively
          Common stock - $0.01 par value;
             75,000,000 shares authorized;                                       306,272                    182,397
             30,627,294 and 18,239,773 shares issued and
             outstanding, respectively
          Additional paid-in capital                                          27,418,531                 23,612,630
          Accumulated deficit                                               (26,419,182)               (22,821,723)
                                                                      -------------------     ----------------------
             Total Stockholders' Equity                                        1,305,621                  1,054,715
                                                                      -------------------     ----------------------

             Total Liabilities and Stockholders' Equity               $        4,061,318      $           1,321,930
                                                                      ===================     ======================

         The accompanying condensed notes are an integral part of these financial statements.



QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------



                                                      Three Months Ended June 30,                Six Months Ended June 30,
                                               ------------------------------------    -----------------------------------------
                                                     2006                   2005                   2006                   2005
                                                 (unaudited)            (unaudited)             (unaudited)           (unaudited)
                                               -----------------   ----------------    -------------------    ------------------
Revenues from licensing                        $         12,841    $        12,841     $           25,682     $          25,682
                                               -----------------   ----------------    -------------------    ------------------

Operating expenses:
       Sales and marketing                               77,465          -                        162,443              -
       General and administrative                       353,528             94,482                576,355               107,846
       Professional fees                                157,014            103,169                416,722               114,530
       Research and development                         225,037             30,039                260,290                63,055
       Amortization                                       1,206              1,206                  2,412                 2,412
       Depreciation                                       1,746                262                  2,982                   262
                                               -----------------   ----------------    -------------------    ------------------
           Total operating expenses                     815,996            229,158              1,421,204               288,105
                                               -----------------   ----------------    -------------------    ------------------

Loss from operations                                  (803,155)          (216,317)            (1,395,522)             (262,423)
                                               -----------------   ----------------    -------------------    ------------------

Other income (expense):
       Interest and dividend income                      19,279              2,010                 21,941                 2,010
       Interest expense                                (81,718)          -                      (146,177)              -
       Amortization of debt discount to             (1,053,889)          -                    (1,872,153)              -
           interest expense
       Amortization of deferred financing             (113,174)          -                      (205,548)              -
           costs to interest expense
                                               -----------------   ----------------    -------------------    ------------------
           Total other income (expense)             (1,229,502)              2,010            (2,201,937)                 2,010
                                               -----------------   ----------------    -------------------    ------------------

Loss before income taxes                            (2,032,657)          (214,307)            (3,597,459)             (260,413)

       Provision for income taxes                     -                  -                       -                     -
                                               -----------------   ----------------    -------------------    ------------------

Net loss                                       $    (2,032,657)    $     (214,307)     $      (3,597,459)     $       (260,413)
                                               =================   ================    ===================    ==================


Basic and diluted net loss per common          $         (0.07)    $        (0.01)     $           (0.13)     $          (0.02)
    share:
                                               =================   ================    ===================    ==================

Weighted average shares used in per share
     calculation:
       Basic and diluted                             30,564,217         16,488,180             27,629,183            16,488,180


                        The accompanying condensed notes are an integral part of these financial statements.



QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------

                                                                                         Six Months Ended June 30,
                                                                                   --------------------------------------
                                                                                          2006                  2005
                                                                                        (unaudited)          (unaudited)
                                                                                   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                    $    (3,597,459)      $     (260,413)
       Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation and amortization                                                      5,394                2,674
           Interest  expense  related  to  amortization  of  non-cash   discount,
           non-cash beneficial conversion feature and deferred financing costs            2,077,701              -
           Non-cash stock-based compensation expense                                         88,876              -
           Non-cash fair value of warrants issued for consulting                            219,000              -
           Non-cash fair value of common stock issued for consulting                         65,000              -
           Non-cash fair value of warrants issued for purchased R&D                         100,010              -
           (Increase) decrease in:
                Accounts receivable - affiliate                                                (78)              -
                Interest receivable                                                         (2,917)              -
                Prepaid expenses                                                          (121,757)                6,595
                Deposits                                                                    -                    (2,112)
           Increase (decrease) in:
                Accounts payable                                                            (1,936)              (4,996)
                Accrued expenses                                                            137,142             (50,954)
                                                                                   -----------------    -----------------

           Net cash used by operating activities                                        (1,031,024)            (309,206)
                                                                                   -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                                             (9,642)              (6,135)
       Purchase of investments                                                          (2,195,023)              -
       Increase in note receivable                                                        (200,000)              -
       Increase in payables relating to investment acquired                                 566,023              -
                                                                                   -----------------    -----------------

           Net cash used by investing activities                                        (1,838,642)              (6,135)
                                                                                   -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of warrants to common stock                                    57,430            1,009,450
       Proceeds from issuance of convertible notes                                        3,155,000               17,500
       Cash financing costs paid for issuance of convertible notes                        (167,200)              -
       Decrease in payables for debt issuance costs                                        (56,400)              -
       Repayment of loans payable                                                           (8,500)              -
                                                                                   -----------------    -----------------

           Net cash provided by financing activities                                      2,980,330            1,026,950
                                                                                   -----------------    -----------------

       Net increase (decrease) in cash and cash equivalents                                 110,664              711,609

       Cash and cash equivalents, beginning of period                                       990,523              108,471
                                                                                   -----------------    -----------------

       Cash and cash equivalents, end of period                                    $      1,101,187      $       820,080
                                                                                   =================    =================

Supplemental cash flow disclosures:
       Interest expense paid in cash                                               $            445      $       -
       Income tax paid                                                             $        -            $       -

Supplemental disclosure of non-cash activities:
       Fair value of warrants issued to placement agents for debt financing costs  $        143,049      $       -




       Fair value of warrants issued with convertible notes                        $      1,131,663      $       -
       Fair value of embedded beneficial conversion derivative feature             $      2,023,337      $       -
       Fair value of common stock issued to satisfy loans payable                  $         20,000      $       -
       Fair value of warrants issued for purchased R&D                             $        100,010      $       -

                        The accompanying condensed notes are an integral part of these financial statements.

QUATNTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006



Organization

         QuantRx Biomedical Corporation (the "Company" or "QuantRx"), a Nevada corporation, is a biomedical company that is committed to the research, development, acquisition and commercialization, directly or in collaboration with other commercial partners, of proprietary medical technology platforms and products for diagnostics and treatment of medical needs.

         The Company has developed three proprietary platforms: The Miniform, a disposable technology with current applications in the incontinence and hemorrhoidal over-the-counter (OTC) markets; Rapid-Sense(R), a point-of-care diagnostic technology; and, PadKit(R), a diagnostic sample collection technology. The Company's strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third parties while maintaining control over the manufacturing process.

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

         As of June 30, 2006, the Company had 1,285,000 common stock options, 3,710,447 common stock warrants, and convertible debt of $4,030,000 subject to beneficial conversion of 4,030,000 shares outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the three and six months ending June 30, 2006.

         As of June 30, 2005, the Company had 210,000 common stock options, 2,328,182 common stock warrants, 7,117,135 shares of convertible preferred stock and 1,204,012 preferred stock warrants (convertible into an aggregate of 13,044,221 common shares) outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the three and six months ending June 30, 2005.

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

4.       Recent Accounting Pronouncements

         In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156"). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

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

         In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principles and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

5.       Related Party Transactions

         One Company officer, who is also a member of the Company's board of directors, served as a consultant to the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $7,100 and $35,500 for these services in the three and six months ending June 30, 2005, respectively, and $0 in 2006. In addition to the fees, reimbursable travel expenses were also paid under this contract. The total amount paid for these expenses was $1,006 and $7,669 in the three and six months ending June 30, 2005, respectively, and $0 in 2006.

         Another member of the Company's board of directors serves as a consultant to the Company on various business, strategic, and technical issues. The Company entered into an agreement for these services effective in the third quarter of 2005, prior to his appointment to the board. Fees paid and expensed for these services by the Company during the three and six months ended June 30, 2006 were $12,000 and $24,000, respectively.

         This same individual was issued 500,000 common stock warrants in the first quarter of 2005, prior to his appointment to the board. The warrants have an exercise price of $0.01 and were issued pursuant to an agreement to secure financing for the Company.

         The Company had a temporary arrangement in which it leased office space from Trident Group, LLC, of which the current chief executive officer of the Company is a principal. In addition to a monthly rental payment for office space, the Company reimbursed Trident for related office expenses. The Company entered into the agreement in the second quarter of 2005. The Company expensed $4,415 and $8,137 under this arrangement for the three and six months ended June 30, 2006, respectively, and $3,465 for the three and six months ended June 30, 2005.

         The Company had an agreement with Trident Group, LLC whereby a principal member of Trident provided various consulting services to the Company. The Company entered into the agreement in the second quarter of 2005, prior to his appointment. The total amount of the contracted services was $10,000, and was expensed and paid in the second quarter of 2005. In addition to the fees, reimbursed travel expenses were also paid under this contract. The total amount paid for these expenses was $7,858 for the three and six months ended June 30, 2005.

6.       Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:


                                                                  -------------------------------------------------------
                                                                      June 30, 2006                December 31, 2005
                                                                  -----------------------      --------------------------
PREPAID EXPENSES:
Prepaid consulting                                                $              244,167       $             -
Prepaid consulting - affiliate                                                 -                                  81,694
Prepaid insurance                                                                  7,877                          25,478
Prepaid legal                                                                  -                                  15,000
Prepaid rent                                                                       1,189                           2,014
Prepaid travel                                                                 -                                   6,691
Other                                                                                270                             868
                                                                  -----------------------      --------------------------

PREPAID EXPENSES                                                  $              253,503       $                 131,745
                                                                  =======================      ==========================


DEFERRED FINANCING COSTS:
Deferred financing costs                                          $              438,164       $                 127,915
Less: accumulated amortization                                                   209,329                           3,781
                                                                  -----------------------      --------------------------

DEFERRED FINANCING COSTS, NET                                     $              228,835       $                 124,134
                                                                  =======================      ==========================


EQUIPMENT:
Computers and office equipment                                    $               22,205       $                  12,564
Less: accumulated depreciation                                                     5,109                           2,127
                                                                  -----------------------      --------------------------

EQUIPMENT, NET                                                    $               17,096       $                  10,437
                                                                  =======================      ==========================


SHORT-TERM CONVERTIBLE NOTES PAYABLE, NET:
Short-term convertible notes payable                              $            4,030,000       $                 875,000
Less: discount for warrants and conversion feature, net                        2,130,940                         848,093
                                                                  -----------------------      --------------------------

SHORT-TERM CONVERTIBLE NOTES PAYABLE, NET                         $            1,899,060       $                  26,907
                                                                  =======================      ==========================


ACCRUED EXPENSES:
Professional fees                                                 $               65,300       $                  72,200
Accrued interest                                                                 147,992                     -
Other                                                                              9,250                          13,200
                                                                  -----------------------      --------------------------

ACCRUED EXPENSES                                                  $              222,542       $                  85,400
                                                                  =======================      ==========================

7.       Note Receivable

         In April 2006, QuantRx advanced $200,000 to Rockland Technimed, Ltd. ("Rockland") through a 7% convertible promissory note due twelve months from the date of issuance. Rockland, a privately held Delaware corporation, is a development stage company focused on the research and development of tissue viability imaging diagnostics using magnetic resonance imaging (MRI) scanners. This technology may be of interest to QuantRx as it is developed further. QuantRx has accrued interest of $2,917 for the three months ending June 30, 2006. The note is convertible at QuantRx's discretion prior to maturity into 10% of Rockland's outstanding capital stock on a fully diluted and as converted basis. In the event of default, QuantRx has the option to receive 20% of Rockland's outstanding capital stock on a fully diluted and as converted basis to satisfy the note.


8.       Investments

FluoroPharma, Inc.

         In March 2006, QuantRx purchased 1,096,170 shares of FluoroPharma, Inc. ("FluoroPharma") common stock for $1,566,023. Contemporaneously, QuantRx negotiated the purchase of an additional 300,000 shares from private investors for $429,000. This purchase was finalized in April 2006. As of June 30, 2006, QuantRx owned approximately 43.4% of the issued and outstanding capital stock of FluoroPharma. FluoroPharma, Inc. is a privately held molecular imaging company based in Boston, Massachusetts, which is engaged in the discovery, development and commercialization of proprietary products for the positron emission tomography. The investment in FluoroPharma is intended to strategically expand QuantRx's diagnostic platforms.

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

         The investment in FluoroPharma is accounted for in accordance with the equity method of accounting. Since FluoroPharma's liabilities exceeded assets on the date of investment, the entire investment is recorded as equity method goodwill. In accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," equity method goodwill is not amortized or tested for impairment in accordance with this standard. QuantRx reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," under which QuantRx would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline. No impairment was recognized in the first two quarters of 2006.

         At June 30, 2006, FluoroPharma's condensed financial information was estimated as follows: total assets, $631,000; total liabilities, $274,000; and stockholders' equity, $357,000. Quarterly expenses and net losses for the three and six months ending June 30, 2006 were $746,000 and $1,070,000, respectively.

         In connection with the purchase, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. FluoroPharma has outstanding options and warrants which, if exercised together with our option, would reduce the Company's ownership percentage to approximately 41.1% on a fully diluted and as converted basis.

Genomics USA, Inc.

         In May 2006, QuantRx purchased 112,875 shares of Genomics USA Inc. ("GUSA") common stock for $200,000. As of June 30, 2006, QuantRx owned 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx's diagnostic platforms, and the Company intends to explore the possibility of further investment.

         QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company's impairment policy.



9.       Convertible Debt

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

         The fair value of the warrants issued to placement agents and the cash commissions have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors and the beneficial conversion feature and the deferred financing costs are being amortized to interest expense over the term of the convertible promissory notes. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 8% convertible promissory notes was $1,248,558 for the quarter ended June 30, 2006 and $2,223,433 for the six months ended June 30, 2006.


10.      Preferred Stock and Warrants

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

11.      Common Stock and Warrants

         In the second quarter of 2006, 50,000 common shares were issued to CEOcast, Inc., an investor relations consulting firm, pursuant to a one-year consulting agreement. The common shares were valued at $1.30 per share, the closing price on the date of issuance, for a total valuation of $65,000. The fair value of these issued common shares will be expensed pursuant to the terms of the agreement.

         In the second quarter of 2006, the Company issued 150,000 common stock warrants with a five-year term to purchase 150,000 shares of common stock at an exercise price of $2.00. The warrants were issued pursuant to a one-year consulting agreement, and the fair value of $219,000 for these warrants will be expensed over the one-year term of the agreement.

         In the second quarter of 2006, the Company issued 68,500 common stock warrants with a five-year term to purchase 68,500 shares of common stock at an exercise price of $2.00. The warrants were issued as payment for purchased research and development data, and the fair value of $100,010 for these warrants was recorded as research and development expense in the second quarter of 2006.

         In the second quarter of 2006, a note in the amount of $20,000 was negotiated and a settlement agreement resulted in the issuance of 40,000 shares of common stock in complete payment of the note. The shares were issued at $0.50 per share.

         In the second quarter of 2006, a total of 225,000 qualified common stock options were granted to executive officers and issued from the Company's Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $1.60, and have a term of ten years. Of the options granted in the second quarter, 25,000 vested immediately, with the remaining 200,000 vesting when certain sales milestones have been reached. The Company estimates that these milestones will be reached over a five-year period. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options of $357,750. Pursuant to SFAS No. 123 (R), this amount will be accrued to compensation expense over the expected service term, five years, as vested. The accrued compensation expense related to options granted in the three month period ended June 30, 2006 is $55,560 and has been expensed pursuant to the application of SFAS No. 123 (R), and credited to additional paid-in capital. Total stock based compensation expense for the three and six month period ended June 30, 2006 was $72,263 and $88,877, respectively.

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

12.      Significant Events

         In the second quarter of 2006, QuantRx entered into a patent license agreement with The Procter & Gamble Company, effective July 1, 2006. The agreement licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings. In consideration of this agreement, QuantRx paid a one-time, non-refundable engagement fee, and will pay royalties based on future net sales of such licensed products.

         On May 25, 2006, QuantRx common stock returned to the OTC Bulletin Board, marking a significant financial milestone.


13.      Subsequent Event

         In July, 2006, QuantRx and Synova Healthcare, Inc. ("Synova") entered into a distribution agreement pursuant to which Synova will act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. The territory covered by the distribution agreement will be expanded to include Canada and Mexico if Synova meets specified minimum sales milestones during the first year of the distribution agreement's term. Exclusivity is conditioned on Synova achieving specified minimum annual sales milestones. QuantRx received an up-front payment of $500,000 in consideration of the distribution agreement and the agreement contains certain minimum sales milestones.

         In the third quarter, 2006, QuantRx entered into an operating lease for its new corporate headquarters located at 100 S. Main Street, Suite 300, Doylestown, PA 18901.




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

OVERVIEW

                  QuantRx Biomedical Corporation (the "Company" or "QuantRx") is a biomedical company that is committed to the research, development, acquisition and commercialization, directly or in collaboration with other commercial partners, of proprietary medical technology platforms and products for diagnostics and treatment of medical needs.

         The Company has developed three proprietary platforms: The Miniform, a disposable technology with current applications in the incontinence and hemorrhoidal over-the-counter (OTC) markets; Rapid-Sense(R), a point-of-care diagnostic technology; and, PadKit(R), a diagnostic sample collection technology. The Company also holds significant positions in FluoroPharma, Inc., a company developing diagnostic imaging products for the PET market, and Genomics USA, Inc., a company which is developing clinically optimized Micro-Array technology. Our strategy is to commercialize our products through partners or distributors, contracting the manufacturing to third parties while maintaining control over the manufacturing process.

         In July, 2006, QuantRx and Synova Healthcare, Inc. ("Synova") entered into a distribution agreement pursuant to which Synova will act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. The territory covered by the distribution agreement will be expanded to include Canada and Mexico if Synova meets specified minimum sales milestones during the first year of the distribution agreement's term. Exclusivity is conditioned on Synova achieving specified minimum annual sales milestones. QuantRx's patented PAD technology is an innovative Miniform PAD that also has patented applications in feminine hygiene, drug delivery, and medical sample collection. The addition of the key technology recently acquired by QuantRx under a technology license agreement with The Procter and Gamble Company, when added to the PAD technology platform, significantly expanded QuantRx's ability to effectively enter and successfully compete in its targeted Over-the-Counter markets. QuantRx received an up-front payment of $500,000 in consideration of the distribution agreement and the agreement contains certain minimum sales milestones.

RESULTS OF OPERATIONS

         Net revenue from licensing for the three and six months ended June 30, 2006 and 2005, was $12,841 and $25,682, respectively. The revenue was related to a licensing agreement for Rapid-Sense technology.

         Sales and marketing expense for the three and six months ended June 30, 2006 was $77,465 and $162,443, respectively as compared to $0.00 for the three and six months ended June 30, 2005.

The current period expense reflects expenses related to the addition of sales and marketing staff, as well as expenses related to the development of an overall comprehensive business plan and strategy for the Company. Sales and marketing expenses include stock-based compensation expense for the three and six month period ended June 30, 2006 of $7,950, respectively.

         General and administrative expense, including professional fees, for the three and six months ended June 30, 2006 was $510,542 and $993,077, respectively, as compared to $197,651 and $222,376 for the three and six months ended June 30, 2005, respectively. The increase primarily reflects Company staffing requirements, office and warehouse operating leases, legal and accounting expenses related to regulatory requirements and advisory services related to strategic investments, legal fees related to our enhancing our patent positions, consulting expenses related to strategic advisory services regarding potential acquisitions, a one-time engagement fee paid regarding a patent license agreement, and includes stock-based compensation expense of $72,263 and $80,927, respectively, for the three and six months ending June 30, 2006.

         Research and development expense for the three and six months ended June 30, 2006, was $225,037 and $260,290, respectively, as compared to $30,039 and $63,055, respectively, for the three and six months ended June 30, 2005. The increase primarily reflects technical consulting expenses, and ongoing contracted product development. Additionally, in the second quarter of 2006, the company issued common stock warrants fair valued at $100,010 for the purchase of technological data regarding point-of-care diagnostic technology, which assisted in the enhancement of our Rapid-Sense(R) technology.

         Amortization expense for the three and six months ended June 30, 2006 and 2005, was $1,206 and $2,412. Amortization expense reflects straight line amortization over seventeen years of Company patent acquisition costs.

         Depreciation expense for the three and six months ended June 30, 2006, was $1,746 and $2,982, respectively, as compared to $262 for the three and six months ended June 30, 2005. Depreciation expense reflects straight-line depreciation over three years of office equipment recorded at an historical cost of $22,206.

         The Company's net loss for the three and six months ended June 30, 2006, was $2,032,657 and $3,597,459 as compared to $214,307 and $260,413 for the three and six months ended June 30, 2005. Outside of interest expense for amortization of non-cash discount, non-cash beneficial conversion feature, and deferred finance costs, related to the Company's outstanding short-term convertible notes, this increased loss reflects expenses related to the technological development and enhancement of our technology, staffing requirements, professional fees, and expenses related to the development of a comprehensive business strategy. Interest expense for amortization of non-cash discount, non-cash beneficial conversion feature, and deferred finance costs, related to the Company's outstanding short-term convertible notes, was $1,167,063 and $2,077,701 for the three and six months ended June 30, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2006, QuantRx had cash and cash equivalents of $1,101,187, as compared to cash and cash equivalents of $990,523 as of December 31, 2005. Our net increase in cash of $110,664 for the six months ended June 30, 2006, is attributed to our financing activities, which include proceeds of $3,155,000 from the issuance of convertible promissory notes, offset by our investments of $1,995,023 in FluoroPharma, Inc. and $200,000 in Genomics USA, Inc., and our advance of $200,000 to Rockland Technimed, Ltd. through a 7% convertible promissory note. QuantRx has used these gross proceeds as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of June 30, 2006.

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

         In the second quarter of 2006, 50,000 common shares, $0.01 par value, were issued to CEOcast, Inc., an investor relations consulting firm, pursuant to a one-year consulting agreement. The common shares were valued at $1.30 per share, the closing price on the date of issuance, for a total valuation of $65,000, and will be expensed pursuant to the terms of the agreement.

         In the second quarter of 2006, the Company issued 150,000 common stock warrants with a five-year term to purchase 150,000 shares of common stock at an exercise price of $2.00. The warrants were issued pursuant to a one-year consulting agreement, and the fair value of $219,000 for these warrants will be expensed over the one-year term of the agreement.

         In the second quarter of 2006, the Company issued 68,500 common stock warrants with a five-year term to purchase 68,500 shares of common stock at an exercise price of $2.00. The warrants were issued as payment for purchased research and development data, and the fair value of $100,010 for these warrants was recorded as research and development expense.

         In the second quarter of 2006, a note in the amount of $20,000 was negotiated and a settlement agreement resulted in the issuance of 40,000 shares of common stock in complete payment of the note. The shares were issued at $0.50 per share.

         In the second quarter of 2006, a total of 225,000 qualified common stock options were granted to executive officers and issued from the Company's Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $1.60, and have a term of ten years.

         In March 2006, QuantRx purchased 1,096,170 shares of FluoroPharma, Inc. ("FluoroPharma") common stock for $1,566,023. Contemporaneously, QuantRx negotiated the purchase of an additional 300,000 shares from private investors for $429,000. This purchase was finalized in April 2006. As of June 30, 2006, QuantRx owned approximately 43.4% of the issued and outstanding capital stock of FluoroPharma.

         In May 2006, QuantRx purchased 112,875 shares of Genomics USA Inc. ("GUSA") common stock for $200,000. As of June 30, 2006, QuantRx owned 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis.


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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QuantRx Biomedical Corporation

Date:   August 14, 2006                 By:  /s/ Walter Witoshkin
                                            ---------------------------------
                                        Walter Witoshkin, CEO
                                        (Principal Executive Officer)


Date:   August 14, 2006                 By:  /s/ Sasha Afanassiev
                                            ---------------------------------
                                        Sasha Afanassiev, CFO
                                        (Principal Financial Officer)