Form 10QSB
period 2006-09-30
QUANTRX BIOMEDICAL CORP
filed 2006-11-14
CIK 820608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________to_________

                           Commission File No. 0-17119

                         QUANTRX BIOMEDICAL CORPORATION
-------------------------------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

                  Nevada                                      33-0202574
         -------------------------------              -------------------------
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                 Identification Number)



               100 S. Main Street, Suite 300, Doylestown, PA 18901
  ----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (267) 880-1595
 ------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         We had 30,679,538 shares of our $0.01 par value common stock outstanding as of November 9, 2006.

         Transitional Small Business Disclosure Format (check one):
[ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements

               Balance sheets as of September 30, 2006 (Unaudited) and
               December 31, 2005..............................................5

               Statements of Operations (Unaudited) for the three and
               nine months ended September 30, 2006 and 2005..................6

               Statements of Cash Flows (Unaudited) for the nine months
               ended September 30, 2006 and 2005..............................7

               Condensed Notes to the (Unaudited) Financial Statements........9

ITEM 2.        Management's Discussion and Analysis or Plan of Operation.....20

ITEM 3.        Controls and Procedures.......................................23

                        PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings.............................................24

ITEM 2.        Unregistered Sales of Equity Securities; and Use of Proceeds..24

ITEM 3.        Defaults Upon Senior Securities...............................25

ITEM 4.        Submission of Matters to a Vote of Security Holders...........25

ITEM 5.        Other Information.............................................25

ITEM 6.        Exhibits......................................................26

Signatures...................................................................27

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

ITEM 1.  FINANCIAL STATEMENTS

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                   September 30,  December 31,
                                                                                      2006           2005
                                                                                   (unaudited)
                                                                                  ------------    ------------
ASSETS

Current Assets:
       Cash and cash equivalents                                                  $    619,942    $    990,523
       Accounts receivable - affiliate                                                     586               -
       Interest receivable                                                               6,417               -
       Prepaid expenses                                                                225,314         131,745
       Deferred financing costs, net                                                   111,966         124,134
       Note receivable                                                                 200,000               -
       Deposits                                                                          2,564           2,362
                                                                                  ------------    ------------
           Total Current Assets                                                      1,166,789       1,248,764
                                                                                  ------------    ------------

Investments                                                                          2,195,023               -
Equipment, net                                                                          94,817          10,437
Intangible assets, net                                                                 107,861          62,729
Security deposits                                                                       10,310               -
                                                                                  ------------    ------------

           Total Assets                                                           $  3,574,800    $  1,321,930
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
       Accounts payable                                                           $    159,318    $    126,408
       Accounts payable - affiliate                                                    241,023               -
       Accrued expenses                                                                298,848          85,400
       Convertible notes payable, net of discount                                    2,929,426          26,907
       Deferred revenue, current portion                                                83,333
       Loans payable                                                                         -          28,500
                                                                                  ------------    ------------
           Total Current Liabilities                                                 3,711,948         267,215
                                                                                  ------------    ------------

       Deferred revenue, long-term portion                                             397,402               -
                                                                                  ------------    ------------

           Total Liabilities                                                         4,109,350         267,215
                                                                                  ------------    ------------

Commitments and Contingencies                                                                -               -

Stockholders' Equity (Deficit):
       Convertible preferred stock - $0.01 par value; 25,000,000
           shares authorized; Series A shares 9,750,000                                      -          81,411
           designated - 0 and 8,141,147 shares issued and
           outstanding, respectively
       Common stock - $0.01 par value; 75,000,000 shares
           authorized; 30,679,538 and 18,239,773 shares issued                         306,795         182,397
           and outstanding, respectively
       Additional paid-in capital                                                   27,538,513      23,612,630
       Accumulated deficit                                                         (28,379,858)    (22,821,723)
                                                                                  ------------    ------------
           Total Stockholders' Equity (Deficit)                                       (534,550)      1,054,715
                                                                                  ------------    ------------

           Total Liabilities and Stockholders' Equity (Deficit)                   $  3,574,800    $  1,321,930
                                                                                  ============    ============

     The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                              -------------------------------   -------------------------------
                                                                    2006          2005              2006           2005
                                                                 (unaudited)    (unaudited)     (unaudited)     (unaudited)
                                                                ------------    ------------    ------------    ------------
Revenues                                                        $     32,106    $     12,841    $     57,788    $     38,523
                                                                ------------    ------------    ------------    ------------

Operating expenses:
       Sales and marketing                                            67,468          29,634         229,911          29,634
       General and administrative                                    284,952         323,369         861,307         431,214
       Professional fees                                             192,484         146,033         609,206         260,563
       Research and development                                      176,488          33,885         436,778          96,940
       Amortization                                                    2,456           1,206           4,868           3,618
       Depreciation                                                    4,167             841           7,149           1,104
                                                                ------------    ------------    ------------    ------------
           Total operating expenses                                  728,015         534,968       2,149,219         823,073
                                                                ------------    ------------    ------------    ------------

Loss from operations                                                (695,909)       (522,127)     (2,091,431)       (784,550)
                                                                ------------    ------------    ------------    ------------

Other income (expense):
       Interest and dividend income                                   14,497           4,148          36,438           6,158
       Interest expense                                              (82,029)            (90)       (228,206)            (90)
       Amortization of debt discount to                           (1,080,366)              -      (2,952,519)              -
           interest expense
       Amortization of deferred financing                           (116,869)              -        (322,417)              -
           costs to interest expense
                                                                ------------    ------------    ------------    ------------
           Total other income (expense)                           (1,264,767)          4,058      (3,466,704)          6,068
                                                                ------------    ------------    ------------    ------------

Loss before income taxes                                          (1,960,676)       (518,069)     (5,558,135)       (778,482)

       Provision for income taxes                                          -               -               -               -
                                                                ------------    ------------    ------------    ------------


Net loss                                                        $ (1,960,676)   $   (518,069)   $ (5,558,135)   $   (778,482)
                                                                ============    ============    ============    ============


Basic and diluted net loss per common                           $      (0.06)   $      (0.03)   $      (0.19)   $      (0.05)
    share:

                                                                ============    ============    ============    ============

Weighted average shares used in per share calculation:
       Basic and diluted                                          30,648,305      16,488,183      28,646,617      15,053,614


            The accompanying condensed notes are an integral part of
                      these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                         Nine Months Ended September 30,
                                                                                      -----------------------------------
                                                                                          2006                  2005
                                                                                        (unaudited)          (unaudited)
                                                                                      --------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                    $    (5,558,135)      $     (778,482)
       Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation and amortization                                                     12,017                4,722
           Interest expense related to amortization of non-cash discount,
           non-cash beneficial conversion feature and deferred financing costs            3,274,936              -
           Non-cash stock-based compensation expense                                        157,137              196,048
           Non-cash fair value of warrants issued for consulting                            219,000              -
           Non-cash fair value of common stock issued for consulting                         65,000              -
           Non-cash fair value of warrants issued for purchased R&D                         100,010              -
           (Increase) decrease in:
                Accounts receivable                                                         (7,002)              -
                Prepaid expenses                                                           (93,570)             (39,004)
                Deposits                                                                   (10,512)              (2,112)
           Increase (decrease) in:
                Accounts payable                                                             91,555              102,725
                Accrued expenses                                                            213,448             (75,954)
                Deferred revenue                                                            480,735              -
                                                                                      --------------    -----------------

           Net cash used by operating activities                                        (1,055,381)            (592,057)
                                                                                      --------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                                            (91,530)             (10,884)
       Payment for patent under licensing agreement                                        (50,000)              -
       Cash paid for purchase of investments                                            (1,954,000)              -
       Increase in note receivable                                                        (200,000)              -
                                                                                      --------------    -----------------

           Net cash used by investing activities                                        (2,295,530)             (10,884)
                                                                                      --------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of convertible notes                                        3,155,000              -
       Proceeds from sale of common stock and warrants, net of issuance costs               -                  1,009,450
       Proceeds from exercise of warrants to common stock                                    57,430               17,500
       Cash financing costs paid for issuance of convertible notes                        (167,200)              -
       Decrease in payables related to debt financing costs                                (56,400)              -
       Repayment of loans payable                                                           (8,500)              (5,000)
                                                                                      --------------    -----------------

           Net cash provided by financing activities                                      2,980,330            1,021,950
                                                                                      --------------    -----------------

       Net increase (decrease) in cash and cash equivalents                               (370,581)              419,009

       Cash and cash equivalents, beginning of period                                       990,523              108,471
                                                                                      --------------    -----------------

       Cash and cash equivalents, end of period                                    $        619,942      $       527,480
                                                                                   =================    =================

Supplemental cash flow disclosures:
       Interest expense paid in cash                                               $            445      $            90
       Income tax paid                                                             $        -            $       -

Supplemental disclosure of non-cash activities:
       Fair value of warrants issued to placement agents for debt financing costs  $        143,049      $       -






                                                                                         Nine Months Ended September 30,
                                                                                      -----------------------------------
                                                                                          2006                  2005
                                                                                        (unaudited)          (unaudited)
                                                                                      --------------    -----------------
       Fair value of warrants issued with convertible notes                        $      1,131,663      $       -
       Fair value of convertible note beneficial conversion feature                $      2,023,337      $       -
       Fair value of common stock issued to satisfy loans payable                  $         20,000      $       -
       Issuance of common stock pursuant to conversion of convertible
        note payable                                                               $         50,000      $       -
       Issuance of common stock for accrued interest pursuant to
       conversion of convertible note payable                                      $          2,244     $        -
       Conversion of preferred stock to common stock                               $         81,411      $         3,750
       Issuance of preferred stock for accounts payable                            $        -            $        10,240
       Increase in payables due to investment in FluoroPharma, Inc.:
         Investment in FluoroPharma, Inc.                       $1,995,023
         Less: cash paid through September 30, 2006             $1,754,000
                                                                                   $        241,023      $       -
       Increase in payables related to debt financing costs                        $                     $        56,400


     The accompanying condensed notes are an integral part of these interim financial statements.

QUATNTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-------------------------------------------------------------------------------



Description of Business

         QuantRx Biomedical Corporation (the "Company" or "QuantRx"), is focused on the development, acquisition and commercialization, either directly or in collaboration with strategic partners, of proprietary medical diagnostic technology platforms. QuantRx is also commercializing a number of proprietary products that meet feminine health needs based on the Miniform PAD technology.

         The Company has developed three proprietary platforms: The Miniform, a disposable technology with current applications in the incontinence and hemorrhoidal over-the-counter (OTC) markets; RapidSense(R), a point-of-care diagnostic technology; and, PadKit(R), a diagnostic sample collection technology. The Company's strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third party partners while maintaining control over the manufacturing process.

1.       Basis of Presentation

         The interim financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods reported. The interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although QuantRx believes that the disclosures included herein are adequate to make the information presented not misleading.

         Operating results for the periods presented are not necessarily indicative of future results. These interim financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

         Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements and fair valuations of share-based payments. Actual results may differ from estimated amounts.

2.       Net Loss Per Share

         The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common stock equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

         As of September 30, 2006, the Company had 1,360,000 common stock options, 3,705,447 common stock warrants, and convertible debt of $3,980,000 subject to beneficial conversion of 3,980,000 shares outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the three and nine months ended September 30, 2006.

         As of September 30, 2005, the Company had 1,060,000 common stock options, 3,037,567 common stock warrants, 8,141,147 shares of convertible preferred stock and 180,000 preferred stock warrants outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the three and nine months ended September 30, 2005.

3.       Share-Based Payments

         Effective January 1, 2005, QuantRx adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective method of application. SFAS 123(R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes method in determining fair value.

4.       Recent Accounting Pronouncements

         In September 2006, the Financial Accounting Standard Board (FASB) issued SFAS No. 157, "Fair Value Measurements," to clarify how to measure fair value and to expand disclosures about fair value measurements. Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income or in accumulated comprehensive income for the period. QuantRx has not yet evaluated the potential impact of these new requirements.

         In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective in 2007. QuantRx has not yet evaluated the potential impact of adopting FIN 48 on its financial statements.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140." This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principles and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

5.       Other Balance Sheet Information

         Components of selected captions in the accompanying balance sheets consist of:

                                                                -------------------------      --------------------------
                                                                   September 30, 2006              December 31, 2005
                                                                -------------------------      --------------------------
PREPAID EXPENSES:
Prepaid consulting                                              $                160,417       $             -
Prepaid consulting - affiliate                                                 -                                  81,694
Prepaid insurance                                                                 32,876                          25,478
Prepaid legal                                                                      7,500                          15,000
Prepaid rent                                                                       9,654                           2,014
Prepaid travel                                                                     7,707                           6,691
Other                                                                              7,160                             868
                                                                -------------------------      --------------------------

PREPAID EXPENSES                                                $                225,314       $                 131,745
                                                                =========================      ==========================


DEFERRED FINANCING COSTS:
Deferred financing costs                                        $                438,164       $                 127,915
Less: accumulated amortization                                                   326,198                           3,781
                                                                -------------------------      --------------------------

DEFERRED FINANCING COSTS, NET                                   $                111,966       $                 124,134
                                                                =========================      ==========================


EQUIPMENT:
Computers and office equipment                                  $                 66,990       $                  12,564
Machinery and equipment                                                           37,103                     -
Less: accumulated depreciation                                                     9,276                           2,127
                                                                -------------------------      --------------------------

EQUIPMENT, NET                                                  $                 94,817       $                  10,437
                                                                =========================      ==========================


ACCRUED EXPENSES:
Professional fees                                               $                 64,200       $                  72,200
Accrued interest                                                                 227,617                     -
Other                                                                              7,031                          13,200
                                                                -------------------------      --------------------------

ACCRUED EXPENSES                                                $                298,848       $                  85,400
                                                                =========================      ==========================


SHORT-TERM CONVERTIBLE NOTES PAYABLE, NET:
Short-term convertible notes payable                            $              3,980,000       $                 875,000
Less: discount for warrants and conversion feature, net                        1,050,574                         848,093
                                                                -------------------------      --------------------------

SHORT-TERM CONVERTIBLE NOTES PAYABLE, NET                       $              2,929,426       $                  26,907
                                                                =========================      ==========================

6.       Note Receivable

         In April 2006, QuantRx advanced $200,000 to Rockland Technimed, Ltd. ("Rockland") through a 7% convertible promissory note due twelve months from the date of issuance. Rockland, a privately held Delaware corporation, is a development stage company focused on the research and development of tissue viability imaging diagnostics using magnetic resonance imaging (MRI) scanners. This technology may be of interest to QuantRx as it is developed further. QuantRx has accrued interest of $3,500 and $6,417 for the three and nine months ended September 30, 2006, respectively. The note is convertible at QuantRx' discretion prior to maturity into 10% of Rockland's outstanding capital stock on a fully diluted and as converted basis. In the event of default, QuantRx has the option to receive 20% of Rockland's outstanding capital stock on a fully diluted and as converted basis to satisfy the note.

7.       Investments

FluoroPharma, Inc.

         In March 2006, QuantRx purchased 1,096,170 shares of FluoroPharma, Inc. ("FluoroPharma") common stock for cash of $1,000,000 and a payable of $566,023. Contemporaneously, QuantRx negotiated the purchase of an additional 300,000 shares from private investors for $429,000 in cash. This purchase was finalized in April 2006. The remaining outstanding payable at September 30, 2006 of $241,023 is reflected in current liabilities on QuantRx' balance sheet. As of September 30, 2006, QuantRx owned approximately 43.4% of the issued and outstanding capital stock of FluoroPharma. FluoroPharma, Inc. is a privately held molecular imaging company based in Boston, Massachusetts, which is engaged in the discovery, development and commercialization of proprietary products for the positron emission tomography. The investment in FluoroPharma is intended to strategically expand QuantRx' diagnostic platforms.

         Under the investment agreement, QuantRx has the option to acquire additional shares of FluoroPharma through a series of staged investments. Such staged investments will take the form of cash at increasing valuations upon FluoroPharma's achievement of certain milestones with respect to the successful completion of Phase I and Phase II FDA trials for certain compounds being developed by FluoroPharma. The final staged investment to wholly acquire FluoroPharma will be settled in QuantRx' common stock. Any subsequent investment in FluoroPharma by QuantRx will be consummated pursuant to the terms and subject to the conditions set forth in separate definitive agreements.

         The investment in FluoroPharma of $1,995,023 is accounted for in accordance with the equity method of accounting. Since FluoroPharma's liabilities exceeded assets on the date of investment, the entire investment is recorded as equity method goodwill. In accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," equity method goodwill is not amortized or tested for impairment in accordance with this standard. QuantRx reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," under which QuantRx would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline. No impairment was recognized in the three and nine months ended September 30, 2006.

         At September 30, 2006, FluoroPharma's condensed financial information was estimated as follows: total assets, $351,000; total liabilities, $254,000; and stockholders' equity, $97,000. Quarterly expenses and net losses for the three and nine months ended September 30, 2006 were $250,000 and $1,331,000, respectively.

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

Genomics USA, Inc.

         In May 2006, QuantRx purchased 112,875 shares of Genomics USA, Inc. ("GUSA") common stock for $200,000. As of September 30, 2006, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx' diagnostic platforms, and the Company intends to explore the possibility of further investment.

         QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company's impairment policy. No impairment was recognized in the three and nine months ended September 30, 2006.

8.       Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

                                           -------------------------      --------------------------
                                              September 30, 2006              December 31, 2005
                                           -------------------------      --------------------------
INTANGIBLES:
Patents                                    $                 82,028       $                  82,028
Patent under licensing                                       50,000                     -
Less: accumulated amortization                               24,167                          19,299
                                           -------------------------      --------------------------

INTANGIBLES, NET                           $                107,861       $                  62,729
                                           =========================      ==========================

Patent under Licensing

         In the second quarter of 2006, QuantRx entered into a patent license agreement with The Procter & Gamble Company, effective July 1, 2006. The agreement licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings. The term of the agreement is five years with a five year automatic renewal option. In consideration of this agreement, QuantRx paid a one-time, non-refundable engagement fee, and will pay royalties based on future net sales of such licensed products.

         The Company has capitalized this engagement fee and will amortize the capitalized cost over the expected term of the patent license agreement. Amortization of $1,250 in connection with this licensed patent was recognized in the third quarter of 2006. All royalties due pursuant to the terms of the agreement will be expensed as incurred. Impairment will be considered in accordance with the Company's impairment policy. No impairment was recognized as of September 30, 2006.

9.       Convertible Debt

         On February 15, 2006, QuantRx closed on $4,030,000 of 8% unsecured convertible promissory notes due December 31, 2006, to certain private accredited investors, of which $3,155,000 were issued in the first quarter of 2006, with the remainder issued in the fourth quarter of 2005. Also, investors received vested warrants with a five year term to purchase an aggregate of 854,500 shares of QuantRx common stock at an exercise price of $1.50 (valued at $1,339,694), of which 723,250 warrants (valued at $1,131,663) were issued in the first quarter of 2006, with the remainder issued in the fourth quarter of 2005.

         These convertible notes are automatically convertible into shares of QuantRx common stock upon completion of a "qualified" equity financing (or financings) with aggregate gross proceeds of at least $2,000,000. Under the terms of the convertible notes, holders of the notes will be deemed to have tendered 110% of their aggregate outstanding principal balance and accrued interest for purchase of securities in the qualified equity financing, entitling the holders to all rights afforded to purchasers in such financing ("automatic conversion feature"). Alternatively, the convertible notes allow the holders to convert their outstanding principal and accrued interest into common stock at a price of $1.00 per common share no earlier than six months after the issuance of the promissory notes ("beneficial conversion feature"). Either conversion would result in the satisfaction of all of QuantRx' obligations under the convertible notes.

         In the event QuantRx does not complete a qualified financing and holders do not voluntarily convert, QuantRx must repay the outstanding principal balance and accrued and unpaid interest on December 31, 2006. Accrued interest may be payable at QuantRx' option in cash or common stock.

         In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," QuantRx allocated $1,339,694 of the principal amount of the 8% convertible promissory notes to the warrants as original issue discount, which represented the relative fair value of the warrants at the dates of issuance.

         The beneficial conversion feature described above is not considered a derivative instrument pursuant to the scope exception in paragraph 11(a) of SFAS 133,"Accounting for Derivative Instruments and Hedging Activities," since the contract is indexed to QuantRx' stock and classified as additional paid-in capital. Equity classification of this beneficial conversion feature is met through the requirements of EITF 00-19, "Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company's Own Stock," paragraphs 12-32. QuantRx measured the intrinsic value of the beneficial conversion feature ($3,697,444) based upon the effective conversion price, which is defined by EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," as the allocated proceeds divided by the number of shares to be received on conversion. This intrinsic value was limited to the remaining proceeds of $2,690,306 and recorded as original issue discount, of which $2,023,337 relates to the convertible notes issued in the first quarter of 2006, with the remainder related to the notes issued in the fourth quarter of 2005. The remaining intrinsic value of $1,007,138 represents the excess of the aggregate fair value of the instruments that the holder would receive at conversion over the proceeds received.

         The automatic conversion feature qualifies as a contingent conversion option in accordance with EITF 98-5 and 00-27 since execution of the automatic conversion feature is contingent upon a qualified equity financing and is not within the control of QuantRx. The intrinsic value of the automatic conversion feature will not be recognized until and unless such financing occurs (the triggering event); which will then enable QuantRx to measure the intrinsic value associated with the automatic conversion feature.

         In association with this debt, QuantRx issued warrants for services to purchase 135,680 shares of common stock at $1.50 per share valued at $214,564, of which 90,560 warrants valued at $143,049 were issued in the first quarter of 2006, with the remainder issued in the fourth quarter of 2005. QuantRx also incurred cash commissions of $223,600 in connection with the private placement to various placement agents resulting in total deferred debt offering cost of $438,164, of which $310,249 relates to the notes issued in the first quarter of 2006, with the remainder related to notes issued in the fourth quarter of 2005.

         The fair value of the warrants issued to placement agents and the cash commissions have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors and the beneficial conversion feature and the deferred financing costs are being amortized to interest expense over the term of the convertible promissory notes in accordance with EITF 00-27, paragraph 19. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 8% convertible promissory notes was $1,279,104 for the quarter ended September 30, 2006 and $3,502,537 for the nine months ended September 30, 2006. The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants.

         In August 2006, one investor exercised his right to convert his $50,000 promissory note and accrued interest to common shares pursuant to the terms of the agreement. On September 30, 2006, convertible promissory notes of $3,980,000 remained outstanding.

10.      Deferred Revenue

         On July 7, 2006 ("the effective date"), QuantRx and Synova Healthcare, Inc. ("Synova") entered into a distribution agreement pursuant to which Synova will act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. The initial term of the agreement shall commence on the effective date and, unless sooner terminated as provided in the agreement, shall continue in effect for a period of five years following the month in which Synova makes first shipment of products to its initial customers. Management has estimated the effective term of the agreement to be six years from the effective date. The territory covered by the distribution agreement will be expanded to include Canada and Mexico if Synova meets specified minimum sales milestones during the first year of the distribution agreement's term. Exclusivity is conditioned on Synova achieving specified minimum annual sales milestones.

         QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement, which has been recorded as deferred revenue and is being amortized into revenue over the expected term of the agreement, which is six years.

         QuantRx recognized revenue of $19,265 in the quarter ended September 30, 2006 in connection with the distribution agreement. As of September 30, 2006 deferred revenue related to the distribution agreement was $480,735, of which $83,333 is considered current.

11.      Preferred Stock and Warrants

         Effective February 13, 2006, holders of all outstanding shares of the Series A convertible preferred stock of QuantRx exercised their rights under the terms of the Series A preferred stock to convert all of their outstanding shares of Series A preferred stock into shares of QuantRx' common stock. Each share of Series A preferred stock was converted into 1.5 shares of QuantRx' common stock, resulting in the issuance by QuantRx of 12,211,721 common shares. As of the date hereof, there are no shares of Series A preferred stock outstanding. Additionally, warrants to purchase 180,000 shares Series A preferred stock were submitted and exchanged for warrants to purchase 180,000 shares of common stock, with the same terms as the original warrants. 12. Common Stock, Options and Warrants

12.     Common Stock, Options and Warrants

         In the third quarter of 2006, QuantRx issued 52,244 common shares upon conversion of $50,000 convertible debt and related accrued interest of $2,244. The conversion was made at the holder's option pursuant to the terms of the convertible note.

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

         In the second quarter of 2006, execution of a settlement of a loan in the amount of $20,000 resulted in the issuance of 40,000 shares of common stock in complete payment of the loan. The shares were issued at $0.50 per share, which was the market value of the shares at the time the negotiation of the terms of the settlement had been concluded.

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

         In the first quarter of 2006, 90,560 common stock warrants with an exercise price of $1.50 and a term of five years were issued to placement agents for services related to the debt financing closed February 15, 2006. Incentive and Non-Qualified Stock Option Plan

Incentive and Non-Qualified Stock Option Plan

         Options granted under the Company's Incentive and Non-Qualified Stock Option Plan had an aggregate fair value of $85,575 for the three months and $443,325 for the nine months ended September 30, 2006. Pursuant to SFAS 123(R), this amount is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. Total compensation cost related to the Incentive and Non-Qualified Stock Option Plan was $68,260 and $157,137 for the three and nine months ended September 30, 2005 and 2006, respectively.

         In the third quarter of 2006, 75,000 qualified common stock options were granted to an executive officer and issued from the Company's Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $1.15, have a term of ten years and vest January 1, 2007. The fair value of these options is $85,575.

         In the second quarter of 2006, a total of 225,000 qualified common stock options were granted to executive officers and issued from the Company's Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $1.60, and have a term of ten years. Of the options granted in the second quarter, 25,000 vested immediately, with the remaining 200,000 vesting when certain sales milestones have been reached. The Company estimates that these milestones will be reached over an expected service term of five years. The fair value of these options is $357,750.

13.      Related Party Transactions

         One Company officer, who is also a member of the Company's board of directors, served as a consultant to the Company on various business, strategic, and technical issues during the first half of 2005. The Company paid and expensed a total of $0 and $35,500 for these services in the three and nine months ended September 30, 2005, respectively and $0 in 2006. In addition to the fees, reimbursable travel expenses were also paid under this contract. The total amount paid for these expenses was $0 and $7,669 in the three and nine months ended September 30, 2005, respectively, and $0 in 2006.

         Another member of the Company's board of directors serves as a consultant to the Company on various business, strategic, and technical issues. The Company entered into an agreement for these services effective in the third quarter of 2005, prior to his appointment to the board. Fees paid and expensed for these services by the Company during the three and nine months ended September 30, 2006 were $12,000 and $36,000, respectively, and $16,000 for the three and nine months ended September 30, 2005. In addition to the contract fees paid, reimbursable expenses totaling $506 were accrued in the quarter ended September 30, 2005.

         This same individual was issued 500,000 common stock warrants in the first quarter of 2005, prior to his appointment to the board. The warrants have an exercise price of $0.01 and were issued pursuant to an agreement to secure financing for the Company.

         The Company had a temporary arrangement in which it leased office space from Trident Group, LLC, of which the current chief executive officer of the Company is a principal. In addition to a monthly rental payment for office space, the Company reimbursed Trident for related office expenses. The Company entered into the agreement in the second quarter of 2005 and terminated it in the third quarter of 2006. The Company expensed $1,903 and $10,040 under this arrangement for the three and nine months ended September 30, 2006, respectively, and $5,007 and $8,472 for the three and nine months ended September 30, 2005, respectively.

         The Company had an agreement with Trident Group, LLC whereby a principal member of Trident provided various consulting services to the Company. The Company entered into the agreement in the second quarter of 2005, prior to the consultant's appointment to chief executive officer of QuantRx. The total amount of the contracted services was $10,000, which was expensed and paid in the second quarter of 2005. In addition to the fees, reimbursed travel expenses were also paid under this contract. The total amount paid for these expenses was $1,051 and $8,909 for the three and nine months ended September 30, 2005, respectively.

14.      Commitments and Contingencies Operating Leases

Operating Leases

         QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011. Some of these leases contain cancellation clauses, subject to a termination fee, and include allocations for common expenses subject to future adjustment. Rent expense related to operating leases was approximately $21,410 and $45,034 for the three and nine months ended September 30, 2006, versus $10,603 and $21,324 for the three and nine months ended September 30, 2005, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the Balance Sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of September 30, 2006 are estimated as follows:


Remainder of 2006                                         $       28,961
2007                                                             117,529
2008                                                             122,264
2009                                                             101,453
2010                                                              57,240
2011                                                              43,875
                                                          ---------------

TOTAL MINIMUM PAYMENTS                                    $      471,432
                                                          ===============
Executive Employment Contracts

         The Company has entered into an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At September 30, 2006, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

15.      Significant Events

         In the third quarter of 2006, QuantRx entered into an operating lease for its new corporate headquarters located at 100 S. Main Street, Suite 300, Doylestown, PA 18901.

         In the third quarter of 2006, QuantRx entered into an operating lease for new laboratory facilities located in Portland, Oregon.

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

OVERVIEW

         QuantRx Biomedical Corporation (the "Company" or "QuantRx"), is focused on the development, acquisition and commercialization, either directly or in collaboration with strategic partners, of proprietary medical diagnostic technology platforms. QuantRx is also commercializing a number of proprietary products that meet feminine health needs based on the Miniform PAD technology.

         The Company has developed three proprietary platforms: The Miniform, a disposable technology with current applications in the incontinence and hemorrhoidal over-the-counter (OTC) markets; RapidSense(R), a point-of-care diagnostic technology; and, PadKit(R), a diagnostic sample collection technology. The Company also holds significant positions in FluoroPharma, Inc., a company developing diagnostic imaging products for the PET market, and Genomics USA, Inc., a company which is developing clinically optimized Micro-Array technology. The Company's strategy is to commercialize our products through partners or distributors, contracting the manufacturing to third party partners while maintaining control over the manufacturing process.

         In March 2006, QuantRx purchased 1,096,170 shares of FluoroPharma, Inc. ("FluoroPharma") common stock for cash of $1,000,000 and a payable of $566,023. Contemporaneously, QuantRx negotiated the purchase of an additional 300,000 shares from private investors for $429,000 in cash. This purchase was finalized in April 2006. As of September 30, 2006, QuantRx owned approximately 43.4% of the issued and outstanding capital stock of FluoroPharma. FluoroPharma is a privately held molecular imaging company based in Boston, Massachusetts, which is engaged in the discovery, development and commercialization of proprietary products for the positron emission tomography. The investment in FluoroPharma is intended to strategically expand QuantRx' diagnostic platforms.

         In May 2006, QuantRx purchased 112,875 shares of Genomics USA, Inc. ("GUSA") common stock for $200,000. As of September 30, 2006, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx' diagnostic platforms, and the Company intends to explore the possibility of further investment.

         On July 7, 2006 ("the effective date"), QuantRx and Synova Healthcare, Inc. ("Synova") entered into a distribution agreement pursuant to which Synova will act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. The initial term of the agreement shall commence on the effective date and, unless sooner terminated as provided in the agreement, shall continue in effect for a period of five years following the month in which Synova makes first shipment of products to its initial customers. The territory covered by the distribution agreement will be expanded to include Canada and Mexico if Synova meets specified minimum sales milestones during the first year of the distribution agreement's term. Exclusivity is conditioned on Synova achieving specified minimum annual sales milestones. QuantRx' patented PAD technology is an innovative Miniform PAD that also has patented applications in feminine hygiene, drug delivery, and medical sample collection. The addition of the key technology recently acquired by QuantRx under a technology license agreement with The Procter and Gamble Company, when added to the PAD technology platform, significantly expanded QuantRx' ability to effectively enter and successfully compete in its targeted Over-the-Counter markets. QuantRx received an up-front payment of $500,000 in consideration of the distribution agreement and the agreement contains certain minimum sales milestones.

RESULTS OF OPERATIONS

         Net revenues for the three months ended September 30, 2006 and 2005 was $32,106 and $12,841, respectively, and for the nine months ended September 30, 2006 and 2005, was $57,788 and $38,523, respectively. Revenues of $12,841 and $38,523 for the three and nine months ended September 30, 2005 and 2006, respectively, was related to a licensing agreement for RapidSense(R) technology. Revenue of $19,265 in the three and nine months ended September 30, 2006 was recognized and amortized from deferred revenue in connection with an up-front engagement fee received pursuant to a distribution agreement with Synova.

         Sales and marketing expense for the three and nine months ended September 30, 2006 was $67,468 and $229,911, respectively as compared to $29,634 for the three and nine months ended September 30, 2005. The current period expense reflects expenses related to the addition of sales and marketing staff, as well as expenses related to the development of an overall comprehensive business plan and strategy for the Company. Sales and marketing expenses include stock-based compensation expense for the three and nine month period ended September 30, 2006 of $7,950 and $15,900, respectively.

         General and administrative expense, including professional fees, for the three and nine months ended September 30, 2006 was $477,436 and $1,470,513, respectively, as compared to $469,402 and $691,777 for the three and nine months ended September 30, 2005, respectively. The increase in the nine months ended September 30, 2006 primarily reflects increased Company staffing and their related travel requirements, legal and accounting expenses related to regulatory requirements, legal fees related to enhancing our patent positions, consulting expenses related to strategic advisory services regarding potential acquisitions, and investor and public relations fees. The increase in the quarter ended September 30, 2006 primarily reflects increased Company staffing and their related travel requirements, and investor and public relations fees, offset by decreased stock-based compensation expense and decreased legal, financial consulting and accounting fees.

         Research and development expense for the three and nine months ended September 30, 2006, was $176,488 and $436,778, respectively, as compared to $33,885 and $96,940, respectively, for the three and nine months ended September 30, 2005. The increase primarily reflects technical consulting expenses (including expenses related to warrants issued in connection with a consulting agreement in the second quarter of 2006), and ongoing contracted product development. Additionally, in the second quarter of 2006, the Company issued common stock warrants fair valued at $100,010 for the purchase of technological data regarding point-of-care diagnostic technology, which assisted in the enhancement of our RapidSense(R) technology.

         Amortization expense was $2,456 and $4,868 for the three and nine months ended September 30, 2006 and $1,206 and $3,618 for the three and nine months ended September 30, 2005, respectively. Amortization expense reflects straight line amortization over seventeen years of Company patent acquisition costs, and beginning in the third quarter of 2006, amortization of licensed patent costs over ten years.

         Depreciation expense for the three and nine months ended September 30, 2006, was $4,167 and $7,149, respectively, as compared to $841 and $1,104 for the three and nine months ended September 30, 2005, respectively. Depreciation expense reflects straight-line depreciation over three to five years of computers and office equipment recorded at an historical cost of $66,990 and straight-line depreciation over seven years of machinery and equipment recorded at an historical cost of $37,103.

         The Company's net loss for the three and nine months ended September 30, 2006, was $1,960,676 and $5,558,135 as compared to $518,069 and $778,482 for the three and nine months ended September 30, 2005. Outside of interest expense for amortization of non-cash discount, non-cash beneficial conversion feature, and deferred finance costs related to the Company's outstanding short-term convertible notes, this increased loss reflects expenses related to the development and enhancement of our technology, staffing requirements, professional fees, and expenses related to investor and public relations. Interest expense for amortization of non-cash discount, non-cash beneficial conversion feature, and deferred finance costs related to the Company's outstanding short-term convertible notes, was $1,197,235 and $3,274,936 for the three and nine months ended September 30, 2006, respectively.

 LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2006, QuantRx had cash and cash equivalents of $619,942, as compared to cash and cash equivalents of $990,523 as of December 31, 2005. The net decrease in cash of $370,581 for the nine months ended September 30, 2006, is primarily attributed to investments of $1,754,000 in FluoroPharma, Inc. and $200,000 in Genomics USA, Inc., and the advance of $200,000 to Rockland Technimed, Ltd. through a 7% convertible promissory note, as well as net operating cash used of $1,055,381. These decreases are offset by financing activities, primarily the issuance of convertible promissory notes with proceeds of $3,155,000. QuantRx has used these gross proceeds as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2006.

(b)      Changes in Internal Control over Financial Reporting

         During the period covered by this Quarterly Report on Form 10-QSB, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

         Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, will have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that the benefits of a controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As of the date hereof, the Company has no pending or threatened litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, AND USE OF PROCEEDS

         In the third quarter of 2006, QuantRx issued 52,244 common shares upon conversion of $50,000 convertible debt and related accrued interest of $2,244. The conversion was made at the holder's option pursuant to the terms of the convertible note.

         In the third quarter of 2006, 75,000 qualified common stock options were granted to an executive officer and issued from the Company's Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $1.15, have a term of ten years and vest January 1, 2007.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Our Annual Meeting of Stockholders was held on July 3, 2006 (1) to elect three Class I members of the Board of Directors to serve for one-year terms and one Class II member of the Board of Directors to serve for a two-year term; and (2) to ratify the appointment of Williams & Webster, P.S. as independent accountants for the year ended December 31, 2006. The three Class I directors who were so elected were William Fleming, Evan Levine and Shalom Hirschman. The one Class II director so elected was Walter Witoshkin.

         The number of affirmative votes, negative votes and the number of votes withheld for the directors so elected were:

------------------------------------------------------------------------------------------------------------
                                                           NUMBER OF              NUMBER OF     NUMBER OF
                   NAMES                                  AFFIRMATIVE               VOTES         VOTES
                                                             VOTES                AGAINST       WITHHELD
------------------------------------------------------------------------------------------------------------
              William Fleming                              12,997,555                 -           28
                Evan Levine                                12,997,555                 -           28
              Shalom Hirschman                             12,997,555                 -           28
              Walter Witoshkin                             12,987,555                 -         10,028

              The number of affirmative votes, negative votes and the number of abstentions with respect to the ratification of the appointment of Williams &
Webster, P.S. were as follows:
------------------------------------------------------------------------------------------------------------
                                                           NUMBER OF              NUMBER OF     NUMBER OF
                   NAMES                                  AFFIRMATIVE               VOTES      ABSTENTIONS
                                                             VOTES                AGAINST
------------------------------------------------------------------------------------------------------------
      Ratification of Williams & Webster, P.S.             12,987,555                 28        10,000


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibit Index

 Exhibit        Description
 -------        -----------
   10.1**       Distribution Agreement, dated as of July 7, 2006, between
                Synova Healthcare, Inc. and the Company.

   31.1 Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

   31.2 Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

  32.1* Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

  32.2* Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

    o The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.

    ** Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         QuantRx Biomedical Corporation

Date:   November 14, 2006                 By:  /s/ Walter Witoshkin
                                              ---------------------------------
                                          Walter Witoshkin
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:   November 14, 2006                 By:  /s/ Sasha Afanassiev
                                              ---------------------------------
                                          Sasha Afanassiev
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)