Form 10QSB/A
period 2006-09-30
QUANTRX BIOMEDICAL CORP
filed 2006-11-15
CIK 820608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Transition Period from ________ to ___________

                          Commission File No.: 0-17119

                         QUANTRX BIOMEDICAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           NEVADA                                       33-0202574
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


  100 S. MAIN STREET, SUITE 300
        DOYLESTOWN, PA                                    18901
--------------------------------------      ------------------------------------
Address of Principal Executive Offices)                 (Zip Code)


                            (267) 880-1595 (Issuer's
                            ------------------------
                                telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]


================================================================================

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         We had 30,679,538 shares of our $0.01 par value common stock outstanding as of November 9, 2006.

                                EXPLANATORY NOTE

QuantRx Biomedical Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 (the "Form 10-QSB"), which was originally filed on November 14, 2006, solely to correct a clerical error contained in Note 14 to the Financial Statements on page 19. The inadvertent error understated the potential minimum lease obligations for 2009 by $110.00. Other than the disclosure of this estimate, no other changes have been made to the Form 10-QSB for the quarterly period ended September 30, 2006.

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


Remainder of 2006                                         $       28,961
2007                                                             117,529
2008                                                             122,264
2009                                                             101,563
2010                                                              57,240
2011                                                              43,875
                                                          ---------------

TOTAL MINIMUM PAYMENTS                                    $      471,432
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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 15, 2006

                                QUANTRX BIOMEDICAL CORPORATION.


                                By:   /s/ Walter Witoshkin
                                   ---------------------------------------------
                                      Walter Witoshkin
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                By:   /s/ Sasha Afanassiev
                                   ---------------------------------------------
                                      Sasha Afanassiev
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)