Form 10QSB/A
period 2006-03-31
QUANTRX BIOMEDICAL CORP
filed 2006-12-01
CIK 820608

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                               (AMENDMENT NO. 1)

|X| Quarterly Report Under Section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2006

                           Commission File No. 0-17119
                                               -------

                         QUANTRX BIOMEDICAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                Nevada                                     33-0202574
   ------------------------------                     ----------------------
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


================================================================================

                                EXPLANATORY NOTE

QuantRx Biomedical Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 (the "Form 10-QSB"), which was originally filed on May 15, 2006, solely to attach as Exhibits 10.1 through and including 10.6 copies of the agreements (and amendments thereto) executed in connection with QuantRx' investment in FluoroPharma, Inc., which is described herein.

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

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit Index

Exhibit     Description
-------     -----------

10.1 Investment Agreement, dated as of February 17, 2006, between QuantRx Biomedical Corporation and FluoroPharma, Inc.
            ("Investment Agreement").

10.2        Amendment No. 1, dated as of February 28, 2006, to Investment
            Agreement.

10.3        Amendment No. 2, dated as of March 10, 2006, to Investment
            Agreement.

10.4 Option Agreement, dated as of February 17, 2006, between QuantRx Biomedical Corporation and FluoroPharma, Inc. ("Option Agreement").

10.5        Amendment No. 1, dated as of February 28, 2006, to Option Agreement.

10.6 Amended and Restated Investors Rights Agreement, dated as of February 17, 2006, by and among QuantRx Biomedical Corporation, FluoroPharma, Inc. and the stockholders of FluoroPharma, Inc.

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

                                            QuantRx Biomedical Corporation


Date: November 29, 2006                     By:  /s/ Walter Witoshkin
                                                --------------------------------
                                            Walter Witoshkin, CEO
                                            (Principal Executive Officer)


Date: November 29, 2006                     By:  /s/ Sasha Afanassiev
                                                --------------------------------
                                            Sasha Afanassiev, CFO
                                            (Principal Financial Officer)