Form 10KSB
period 2006-12-31
QUANTRX BIOMEDICAL CORP
filed 2007-04-02
CIK 820608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB


[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________




                        Commission File Number: 000-17119

                         QUANTRX BIOMEDICAL CORPORATION
                         ------------------------------
                 (Name of small business issuer in its charter)


                  Nevada                                 33-0202574
                  ------                                 ----------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)


        100 South Main Street, Suite 300, Doylestown, Pennsylvania 18901
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (267) 880-1595
                                 --------------
                           (Issuer's telephone number)

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

     State issuer's revenues for its most recent fiscal year. $91,463

     At February 28, 2007 the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $40,301,756 based upon the closing price of $1.50 reported for such date.

     The number of shares outstanding of the issuer's common stock as of March 29, 2007 was 40,910,580.

     Transitional Small Business Disclosure Form (Check one): Yes[ ] No [X]







                                TABLE OF CONTENTS


PART I
     Item 1.   Description of Business                                        3
     Item 2.   Description of Property                                       15
     Item 3.   Legal Proceedings                                             15
     Item 4.   Submission of Matters to a Vote of Security Holders           15

PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters      15
     Item 6.   Management's Discussion and Analysis                          17
     Item 7.   Financial Statements                                          23
     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           23
     Item 8A.  Controls and Procedures                                       23
     Item 8B.  Other Information                                             23

PART III
     Item 9.   Directors, Executive Officers, Promoters, Control
               Persons and Corporate Governance;
               Compliance with Section 16(a) of the Exchange Act             24
     Item 10.  Executive Compensation                                        26
     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    28
     Item 12.  Certain Relationships and Related Transactions                30
     Item 13.  Exhibits                                                      31
     Item 14.  Principal Accounting Fees and Services                        33

SIGNATURES                                                                   34

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


Item 1. Description of Business

Overview

     We incorporated on December 5, 1986 under the laws of the State of Nevada. On November 20, 2005, we filed with the Secretary of State of Nevada an amendment to our Articles of Incorporation to change our name from A-Fem Medical Corporation to QuantRx(TM) Biomedical Corporation. Our principal business office is located at 100 South Main Street, Doylestown, Pennsylvania. We also have a research and development facility in Portland, Oregon.

Our Business

     QuantRx is a biomedical company that is committed to the research, development, acquisition and commercialization of medical diagnostic products. Whether directly or in collaboration with other commercial partners, QuantRx creates and brings to market proprietary medical technology platforms and products for diagnostics and treatment of medical and healthcare needs.

     With significant core intellectual property, QuantRx is developing diagnostic platforms and products for professional, industrial and consumer use that will be commercialized and marketed through partners or distributors with manufacturing contracted to third parties even as QuantRx maintains control of the development and manufacturing processes.

     The Company's technology platforms include the following:

 o Rapid point-of-care testing products based on lateral flow diagnostic devices that make medical information directly available to the healthcare provider or the patient.

 o QuantRx PAD technology that provides the basis of a variety of diagnostic and treatment products that address consumer health issues.

 o Diagnostic molecular imaging products for use in the PET - positron emission tomography - market.

 o Clinically optimized genome-based diagnostic microarray chips with an initial focus on detecting immune system-related disorders.

     QuantRx combines its intellectual property with an understanding of applications for medical diagnostics and treatment; the result is a pipeline of new products for the professional, institutional and over-the-counter markets.

     The QuantRx staff of scientists and medical experts and the Company's business-leadership team, made up of biomedical and healthcare industry professionals, are dedicated to bringing to market innovative diagnostic platforms and products.

     Product and Product Candidates

     QuantRx operates under a two-fold product development strategy: (1) Maximization of the value of internally developed products that are market-ready for near-term distribution, and (2) Aggressive development of technology platforms for products that QuantRx believes will address medical diagnostic and treatment problems into the future.

     In order to capitalize on short-term revenue opportunities, QuantRx - in introducing its lateral flow diagnostic devices, Miniform PAD product lines and other products - aligns itself with experienced marketing partners that have established distribution channels. QuantRx teams with a manufacturing partner in Asia, as well as niche U.S. manufacturers, in order to bring products to market more quickly and at lower cost while controlling product quality. Distribution of our lateral flow diagnostic and Miniform PAD products is expected to commence in 2007.

     FluoroPharma, Inc., a private company in which QuantRx has a significant ownership interest, continues clinical trials in the development of next-generation imaging agents for PET - positron emission tomography - diagnostics with initial indications for cardiovascular disease. Genomics USA, Inc., another company in which QuantRx has invested, is working toward completion of its HLA - human leukocyte antigen - chip technology for vaccine validity testing and initiation of field tests with the U.S. Department of Homeland Security.

     The QuantRx internal development efforts are in parallel with the Company's investigation of technologies and products for acquisition or licensing to help the Company expand and enhance its current platforms and succeed in its mission to be a market leader in medical diagnostic platforms and products for professionals, industry and consumers.

Lateral Flow Diagnostics

     QuantRx has developed a patented RapidSense(R) technology - a one-step lateral flow test with unique features such as: positive read indication for Drugs of Abuse, improved sensitivity, and the ability to read both large and small molecules. The rapid, disposable and point-of-care diagnostic technology is ideal for collection of either urine or oral fluids.

     QuantRx also has a patented technology based on an innovative oral fluid collection device specifically designed for lateral flow tests - the only one-step oral fluid testing device now on the market developed by QuantRx for use with its patented RapidSense technology. This distinctive collection device has applications in the growing market of oral sample collections for issues ranging from drug-abuse testing, gathering biological evidence for criminal investigation, screening for numerous communicable diseases including HIV/AIDS and other STDs.

     The QuantRx device - an industry first - incorporates a removable barrier that prevents test chemicals from washing into the oral cavity during the collection process, and allows the controlled start of the test or tests within the device. Because the QuantRx device is designed for either a single test or multiple tests using the same sample, it is ideal for emerging drugs of abuse analyses and testing for a range of communicable diseases. The patented technology has a feature that provides a more secure "chain of custody" system, helping to ensure the identity and integrity of a specimen from collection through the reporting of test results.

     QuantRx is in the process of filing for clearance from the U.S. Food and Drug Administration ("FDA") to market several tests for drugs of abuse as well as a test for FSH - follicle stimulating hormone. QuantRx plans to expand its 510(k) portfolio as well as new intellectual property.

     The technology has strong potential and numerous possible applications. For this reason, QuantRx is pursuing collaborative research-and-development and OEM relationships with companies and organizations interested in exploring new and existing analytes to drive the development of new products for the diagnostic marketplace to advance healthcare worldwide.

Miniform PADs for Diagnosis and Treatment

     The Miniform PAD is a QuantRx-patented technology that provides the basis for a line of products that address an array of consumer health issues including: temporary relief of hemorrhoid discomfort, feminine incontinence, drug delivery and medical sample collection for diagnostic testing.

     The QuantRx Miniform PAD is fully biodegradable and flushable, making it convenient and easy to use, and naturopathic, addressing the growing trend in medicine to turn to products that seek to improve health and treat disease chiefly by assisting the body's innate capacity to recover from illness and injury.

     The Company plans to market its initial PAD-based products, scheduled for introduction in 2007, under the QuantRx Unique(R) and QuantRx inSync(R) brands through various distribution arrangements. Addressing the over-the-counter market for hemorrhoid pain relief medication and supplies, QuantRx Unique incorporates technology licensed from the Procter & Gamble Company. The proprietary Unique, the only product intended for daily hemorrhoid treatment, is distinctive in that it is the only PAD-based hemorrhoid-treatment product in a segment of the healthcare market that has experienced little or no innovation in decades.

     The QuantRx inSync Miniforms - treated and untreated - are over-the-counter feminine incontinence products, an alternative to pads and liners for light flow urine incontinence, or daily feminine hygiene needs.

     The Company plans to introduce products for both the catamenial and hemorrhoid over-the-counter market segments in 2007. In addition, QuantRx intends to clinically validate the use of its PAD technology as an over-the-counter homeopathic therapy for yeast infections. It also may have application in therapeutic transdermal drug delivery, based on results of preclinical vaginal drug-delivery research conducted at the University of Belfast.

     QuantRx PadKit(R) was developed on the basis of clinical research indicating that the Miniform may also be an ideal diagnostic sample collection device. When coupled with a simple transport kit, it allows patients to take their own samples which are sent to a laboratory for analysis and diagnosis as well as screening for drug use, genetic conditions and disease. QuantRx holds several patents covering this application and plans to commercialize products it may develop under this patent under the QuantRx PadKit trademark. Commercialization requires extensive clinical testing prior to submission to the FDA for marketing approval.

     The Company is exploring the potential combination of the Miniform PAD sample-collection capability with the microarray technology of its affiliate company, Genomics USA, to bring to market a diagnostic tool for female tissue sampling, specifically testing for colon cancer and HPV, or human papillomavirus, a virus that causes cervical cancer.

Molecular Diagnostic Imaging

FluoroPharma, a private company in which QuantRx has a significant ownership interest, is developing proprietary molecular diagnostic imaging products for use in the PET - positron emission tomography - market. Initial focus is the development of novel PET imaging agents - CardioPET, BFPET and VasoPET - for efficient detection and assessment of acute and chronic forms of coronary artery disease with additional application in the broader cardiovascular, oncology and neurology arenas. The agents rapidly target either the myocardial cells within the heart or the vulnerable plaque within the coronary arteries and, combined with PET scanning, provide non-invasive, highly specific and efficient assessment of heart metabolism and physiology.

CardioPET, one of the first metabolic imaging agents available for PET, allows acute and chronic coronary artery disease to be assessed while patients are at rest, of vital importance for those who cannot undergo the exertion of a standard treadmill stress test. Following filing of an Investigational New Drug application with the FDA, CardioPET Phase I clinical trials were undertaken and completed in early 2007. Additional uses for CardioPET include emergency room evaluation of chest pain, detection of damaged myocardium and identification of patients who may benefit from angioplasty.

     BFPET is a sensitive marker of cardiac ischemia, a condition in which blood flow to the heart muscle, and thus oxygen, is restricted. BFPET, a novel cardiovascular blood flow imaging agent, has proven ability to detect ischemia in experimental models.

VasoPET is the only PET agent to selectively target inflamed or vulnerable atherosclerotic plaque without the need of a standard stress test. With VasoPET, physicians identify dangerous coronary artery plaque in patients with coronary artery disease or carotid artery disease.

     Phase I clinical trials for both BFPET and VasoPET are expected to commence in 2007.

Genome-based Diagnostic Microarray Chips

     Forming the basis of next-generation point-of-care diagnostic technology is the clinically optimized microarray technology of the QuantRx affiliate company Genomics USA. Population-scale typing of HLA - human leukocyte antigen, a substrate of the genome - is the initial focus, resulting in the ability to detect disorders related to the immune system.

     An initial application for this HLA-based "laboratory on a chip" is in vaccine development and personalized vaccine delivery, essentially determining a vaccine's effectiveness for a particular individual. Additional applications include tissue transplantation, stem cell therapeutics and personalized treatment for autoimmune diseases and microbial infection.

Distribution Arrangements

     On July 7, 2006 ("the effective date"), QuantRx and Synova Healthcare, Inc. ("Synova") entered into a distribution agreement pursuant to which Synova will act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. The initial term of the agreement will, unless sooner terminated as provided in the agreement, continue in effect for a period of five years following the month in which Synova makes first shipment of products to its initial customers. Management has estimated the effective term of the agreement to be six years from the effective date. The territory covered by the distribution agreement will be expanded to include Canada and Mexico if Synova meets specified minimum sales milestones during the first year of the distribution agreement's term. Exclusivity is conditioned on Synova achieving specified minimum annual sales milestones. The foregoing summary of the distribution agreement is qualified in its entirety by reference to the full text of the actual distribution agreement, a copy of which appears as exhibit
10.5 thereto.

Competition

     Our industry is highly competitive and characterized by rapid and significant technological change. Significant competitive factors in our industry include, among others, product efficacy and safety; the timing and scope of regulatory approvals; the government reimbursement rates for and the average selling price of products; the availability of raw materials and qualified manufacturing capacity; manufacturing costs; intellectual property and patent rights and their protection; and sales, marketing and distribution capabilities.

     We face, and will continue to face, competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions. Some of these organizations, including Inverness Medical Innovations, Inc., Biosite, Inc., Quidel Corporation, and Meridian Bioscience, Inc., are pursuing products based on technologies similar to our technologies. These organizations have developed and are currently marketing products, and are pursuing other technological approaches designed to produce products that compete with our product candidates.

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

Raw Materials and Manufacturing

     The Company has limited manufacturing capacity for research and development projects and contracts the manufacturing of all of its products to third-party manufacturers in and outside the United States. All manufactured products are produced under standard operating procedures developed and controlled by the Company's quality system, which specifies approved raw materials, vendors, and manufacturing methodology.

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

QuantRx holds the following United States trademarks:

   1)  QuantRx 78/714,767 (Pending)

   2)  PadKit                             2251770 and 2380818

   3)  RapidSense                         2428650

   4)  inSync                             2211028

   5)  Unique                             2166616


Licensing and Collaborative Agreements

     The Company has entered into a licensing agreement with Branan Medical Corporation to license its use of the RapidSense technology in connection with the oral screening of drugs of abuse.

     QuantRx entered into a patent license agreement with The Procter & Gamble Company effective July 1, 2006. The agreement licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings.

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

     In the United States, medical devices intended for human use are classified into three categories, Class I, II or III, on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness with Class I requiring the fewest controls and Class III the most controls. Class I, unless exempted, and Class II devices are marketed following FDA clearance of a
Section 510(k) premarket notification. Since Class III devices (e.g., a device whose failure could cause significant human harm or death) tend to carry the greatest risks, the manufacturer must demonstrate that such a device is safe and effective for its intended use by submitting a PMA application. PMA approval by the FDA is required before a Class III device can be lawfully marketed in the United States. Usually, the PMA process is significantly more time consuming and costly than the 510(k) process.

     All of our OTC products derived from the Miniform technology, including Unique and inSync, are currently classified as Class I - exempt devices, requiring written notification to the FDA before marketing. The Company's RapidSense product candidates generally require validation and notification to the FDA under Section 510(k) prior to commercialization. The Company does not currently market any product that requires full clinical validation as a Class III product under FDA regulations.

     In addition, the FD&C Act requires device manufacturers to obtain a new FDA 510(k) clearance when there is a substantial change or modification in the intended use of a legally marketed device, or a change or modification, including product enhancements, changes to packaging or advertising text and, in some cases, manufacturing changes, to a legally marketed device that could significantly affect its safety or effectiveness. Supplements for approved PMA devices are required for device changes, including some manufacturing changes that affect safety or effectiveness, or disclosure to the consumer, such as labeling. For devices marketed pursuant to 510(k) determinations of substantial equivalence, the manufacturer must obtain FDA clearance of a new 510(k) notification prior to marketing the modified device. For devices marketed with PMA, the manufacturer must obtain FDA approval of a supplement to the PMA prior to marketing the modified device. Such regulatory requirements may require the Company to retain records for up to seven years, and be subject to periodic regulatory review and inspection of all facilities and documents by the FDA.

     The FD&C Act requires device manufacturers to comply with Good Manufacturing Practices regulations. The regulations require that medical device manufacturers comply with various quality control requirements pertaining to design controls, purchasing contracts, organization and personnel, including device and manufacturing process design, buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; in-process and finished device inspection and acceptance; device failure investigations; and record keeping requirements including complaint files and device tracking. Company personnel and non-affiliated contract auditors periodically inspect the contract manufacturers to assure they remain in compliance.

     In April 1997, our Miniform product line was officially re-classified from Class II to Class I - exempt, by the FDA. In May 2000, the Company provided the FDA with notification of its intent to market Unique in the OTC hemorrhoid market. The Company's new facility, located in Portland, Oregon, will comply with FDA and ISO standards as the facility moves toward manufacturing.

     Certain of our product candidates will require significant clinical validation prior to obtaining marketing clearance from the FDA. The Company intends to contract with appropriate and experienced CRO's (contract research organizations) to prepare for and review the results from clinical field trials. The Company engages certain scientific advisors, consisting of scientific Ph.D.s and M.D.s, who contribute to the scientific and medical validity of its clinical trials when appropriate.

Research and Development Activities

     We spent the following amounts on research and development activities during the years ended December 31, 2006 and 2005:

         2006: $665,636

         2005: $136,862

     We expect that our research and development expenses will continue to increase.

Employees

     As of December 31, 2006, we had seven employees; six of whom were full-time employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement.

Risk Factors

     You should consider carefully the following risks, along with other information contained in this Form 10-KSB. The risks and uncertainties described below are not the only ones that may affect us.

Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations. If any of the following risks actually occur, our business, results of operations, and financial condition could be adversely affected.

     We have a history of incurring net losses and we may never become profitable.

     For the year ended December 31, 2006, the Company had an accumulated deficit of $30,514,237. Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Since the Company presently has limited sources of revenues and is committed to continuing its research and development activities, we may incur substantial and increasing losses in 2007. We cannot assure you that we will ever become profitable.

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

     The Company may face intense competition.

     The Company is engaged in a segment of the biomedical industry that is highly competitive. If successfully brought into the marketplace, any of the Company's products will likely compete with several existing products. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those by the Company. Competitive products may render the Company's products obsolete or noncompetitive prior to the Company's recovery of development and commercialization expenses.

     Many of the Company's competitors will also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed.

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

     We are dependent on third parties for the sales, marketing and distribution of our products. We have entered into a license agreement with Branan Medical Corporation to license the use of our RapidSense technology in connection with drugs of abuse oral screening. We have entered into a distribution agreement with Synova Healthcare, Inc. for distribution of certain of our hemorrhoid products. We may enter into other agreements providing for the commercialization of our product candidates. We intend to sell other product candidates through our current agreement with third parties and establish relationships with other companies to commercialize them in other countries around the world. We currently have limited internal sales and marketing capabilities, or an infrastructure to support such activities. Therefore, our future profitability will depend in part on our ability to enter into effective marketing agreements. To the extent that we enter into sales, marketing and distribution arrangements with other companies to sell our products in the United States or abroad, our product revenues will depend on their efforts, which may not be successful.

     The Company's success will be dependent on licenses and proprietary rights it receives from other parties, and on any patents it may obtain.

     Our success will depend in large part on the ability of the Company and its licensors to (i) maintain license and patent protection with respect to our products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others, and (iv) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the U.S. and in foreign countries.

     The patent positions of biomedical companies, including those of the Company, are uncertain and involve complex legal and factual questions. There is no guarantee that the Company or its licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the technology licensed to the Company. In addition, we cannot be certain that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive disadvantages to the Company.

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

     The Company has limited manufacturing capabilities and may not be able to efficiently develop manufacturing capabilities or contract for such services from third parties on commercially acceptable terms.

     The Company has limited manufacturing capacity. The Company has established relationships with third-party manufacturers for the commercial production of our products. There can be no assurance that the Company will be able to maintain relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture our products on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA.

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

     Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and prices that you feel are appropriate.

     Trading of our common stock, which is conducted on the OTC Bulletin Board, has been limited. This adversely affects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.

     The issuance of shares of our preferred stock may adversely affect our Common Stock.

     The board of directors of the Company is authorized to designate one or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without any action by the stockholders. The designation and issuance of such shares of our preferred stock may adversely affect the common stock, if the rights, preferences and privileges of such preferred stock (i) restrict the declaration or payment of dividends on common stock, (ii) dilute the voting power of common stock, (iii) impair the liquidation rights of the common stock, or (iv) delay or prevent a change in control of the Company from occurring, among other possibilities.

     Because we do not expect to pay dividends, you will not realize any income from an investment in our common stock unless and until you sell your shares at a profit.

     We have never paid dividends on our common stock and do not anticipate paying any dividends for the foreseeable future. You should not rely on an investment in our stock if you require dividend income. Further, you will only realize income on an investment in our shares in the event you sell or otherwise dispose of your shares at a price higher than the price you paid for your shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.



Item 2. Description of Property

     Our corporate headquarters are located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania, in 3,034 square feet of space occupied under a lease that expires on July 31, 2011. This lease contains an option for QuantRx to terminate the lease after the third year for a fee of $5,000. We also lease 6,310 square feet of commercial space used primarily for research and development at 5920 NE 112th Street, Portland, Oregon. This lease expires on September 30, 2011.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 2006.



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our Common Stock

     Our common stock began trading on the OTC Bulletin Board under the symbol "QTXB" in June 2006. Previously our common stock traded on the OTC Pink Sheets. Upon the change of our corporate name to QuantRx Biomedical Corporation on December 2, 2005, our trading symbol was changed from "AFEM.PK" to "QTXB." The prices below are based on high and low reported sales prices as reported by the OTC Bulletin Board and Pink Sheets during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                   High               Low
                                            -----------------   --------------

 Year ended December 31, 2006
 Fourth Quarter                                  $   1.69        $  0.95
 Third Quarter                                   $   1.60        $  0.95
 Second Quarter                                  $   1.70        $  0.80
 First Quarter                                   $   1.90        $  1.40


 Year ended December 31, 2005
 Fourth Quarter                                  $   2.00        $   0.95
 Third Quarter                                   $   1.50        $   0.50
 Second Quarter                                  $   0.75        $   0.30
 First Quarter                                   $   0.76        $   0.25

Stockholders

     As of March 29, 2007 there were approximately 417 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company or DTC. Shares of common stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

     We have not declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2006 regarding equity compensation plans approved by the Company's security holders. The Company does not have any equity compensation plans that have not been approved by our security holders.

                                                                                                       Number of securities
                                                                                                     remaining available for
                                      Number of securities to      Weighted-average exercise       future issuance under equity
                                      be issued upon exercise         price of outstanding        compensation plans (excluding
                                      of outstanding options,        options, warrants and         securities reflected in the
         Plan category                  warrants and rights                  rights                       second column)
---------------------------------    ---------------------------   ---------------------------    -------------------------------

Equity compensation plans
approved by security holders                          1,372,500                        $ 0.74                          3,727,500

Purchases of Equity Securities

     During the year ended December 31, 2006, we did not purchase any outstanding shares of our equity securities, nor did any person or entity purchase any outstanding equity securities of the Company on our behalf.

Recent Sales of Unregistered Securities

     On December 6, 2006, QuantRx completed a private placement of 2,040,000 shares of common stock and warrants to purchase an aggregate of 612,000 shares of common stock at $1.50 per share to accredited investors for gross proceeds of $2,040,000 in cash. The Company issued warrants to purchase 131,500 shares of common stock at $1.00 per share valued at $188,045 and paid cash commissions of $105,200 in connection with the private placement to Legend Merchant Inc. Additionally, fees of $17,167 were paid to a law firm to act as escrow agent for this transaction. In conjunction with this transaction, QuantRx converted $3,980,000 in convertible debt and related accrued interest of $286,874 into 4,693,542 common shares pursuant to the terms of the convertible debt. Upon conversion, the former debt holders also received warrants to purchase an aggregate of 1,408,037 shares of common stock at $1.50 per share.

     In the fourth quarter of 2006, QuantRx granted 12,500 common stock options to board members. The options were issued with an exercise price of $1.17, have a term of five years and vested immediately upon grant.

     There were no additional sales of unregistered securities other than as reported in prior reports on Forms 10-KSB, 10-QSB or 8-K.

     The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering.



Item 6. Management's Discussion and Analysis

     QuantRx Biomedical Corporation was incorporated on December 5, 1986 in the State of Nevada. The Company's principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

     QuantRx Biomedical Corporation is committed to the research, development, acquisition and commercialization, either directly or in collaboration with strategic partners, of medical diagnostic technology platforms. The Company's strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third party partners while maintaining control over the manufacturing process.

     The Company has developed two proprietary platforms: the Miniform, a disposable technology with current applications in the incontinence and hemorrhoid over-the-counter (OTC) markets; and, RapidSense, a rapid, point-of-care diagnostic technology. The Company also holds significant positions in FluoroPharma, Inc., a company developing diagnostic molecular imaging products for use in the PET - positron emission tomography - market, and Genomics USA, Inc., a company which is developing clinically optimized microarray technology.

     The following discussion of our financial condition should be read together with our financial statements and related notes included in this annual report on Form 10-KSB.

Our Results of Operations

     We recognized revenues of $91,463 and $55,645 for the years ended December 31, 2006 and 2005 respectively. Total operating expenses for the years ended December 31, 2006 and 2005 were $3,102,796 and $1,123,664, respectively.
Highlights of the major components of our results of operations are detailed and discussed below:

                                     Year Ended                Year Ended
                                 December 31, 2006          December 31, 2005
                              ----------------------      ---------------------

Revenues                        $            91,463       $           55,645
Professional Fees               $           818,174       $          285,815
General and Administrative      $         1,295,744       $          605,842
Research and Development        $           665,636       $          136,862

     Revenues of $51,364 and $55,645, respectively, for the years 2006 and 2005 were derived from a licensing agreement for a specific use of our RapidSense technology in drug of abuse diagnostics. Additionally, in 2006, QuantRx received an up-front, non-refundable payment of $500,000 upon execution of a distribution agreement, which has been recorded as deferred revenue and is being amortized into revenue over the expected term of the agreement, which is six years. QuantRx recognized $40,099 from this distribution agreement in 2006.

     Professional fees include the costs of legal, consulting and auditing services provided to us. The increase of $532,359 in professional fees from 2005 to 2006 is primarily due to increased legal fees of $306,718 associated with patent related issues, regulatory compliance and acquisitions, as well as the addition of investor and public relations consultants in 2006 ($189,507). While we are unable to estimate future costs of this nature with any degree of certainty, we intend to retain a limited number of skilled management to reduce the need for extensive assistance from consultants and accounting professionals.

     General and administrative expenses include, but are not limited to, payroll and related expenses, rent, office and insurance expenses. The increase of $689,902 in general and administrative expenses from 2005 to 2006 is primarily due to increased personnel expenses of $491,636.

     Research and development expense primarily reflects technical consulting and expenses incurred in connection with the development of our product candidates. The increase of $528,774 from 2005 to 2006 in research and development expenses is primarily due to increased consulting and personnel expenses of $379,474 and a purchase of technological data for $100,010 in 2006. Additionally, in late 2006, QuantRx commenced a lease of research and development space in Portland, Oregon.

     Net loss for 2006 was $7,692,514, an increase of $6,599,956 from the $1,092,558 net loss reported for 2005. The increase in net loss was primarily attributable to non-cash accrued interest and non-cash amortization of debt discounts and deferred financing costs of $4,726,574; all of which relates to the convertible promissory notes issued in December 2005 and early 2006. These notes and related accrued interest were satisfied with the issuance of common stock in 2006.

Liquidity and Capital Resources

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

     At December 31, 2006, the Company had cash and cash equivalents of $1,256,912 as compared to $990,523 at December 31, 2005.

     During 2006, the Company raised $1,917,633, which is net of cash issuance costs of $122,367, from a private placement of its common stock. In association with this financing, warrants to purchase QuantRx's common stock at an exercise price of $1.00 per share valued in total at $188,045 were issued for services related to the financing. These resources will primarily be used for working capital purposes.

     In early 2006 and December 2005, the Company raised $2,987,800 and $818,600, respectively, which is net of cash issuance costs of $167,200 and $56,400, from the issuance of 8% convertible promissory notes. In association with the financing, warrants to purchase our common stock at an exercise price of $1.50 valued in total at $214,564 were issued for services related to the financing. These resources were primarily used to fund operating activities.

     In 2006, QuantRx converted all outstanding convertible promissory notes with a principal balance of $4,030,000 and related accrued interest of $289,118 into 4,745,786 common shares pursuant to the terms of the convertible debt. Upon conversion, the former debt holders also received warrants to purchase an aggregate of 1,408,037 shares of common stock at $1.50 per share.

     During 2006, QuantRx invested an aggregate of $2,645,023 in several biomedical companies with technologies in the field of medical diagnostics. QuantRx believes that these technologies, while still in the developmental stage, can strategically expand our diagnostic platforms by adding new product candidates to our pipeline.

     During 2006 and 2005, the Company received $57,430 and $37,500, respectively, upon the exercises of common stock warrants.

     During 2005, the Company raised $1,009,450, which is net of cash issuance costs of $76,794, from private placement of its common stock. In association with this financing, warrants to purchase QuantRx's common stock at exercise prices ranging from $0.01 to $0.55 valued in total at $435,364 were issued for services related to the financing. These resources were primarily used to fund operating activities.

     The Company expects to be able to expand operation with increased revenues from operations and the use of additional financing.

     As we continue to develop our current product candidates, we expect to expand our licensing activity for multiple uses of our RapidSense diagnostic technology, as well as enter into collaborative arrangements with selected strategic partners for the development of new product candidates. Our

Miniform and Pad-Kit technologies will enable us to launch products into both the OTC marketplace and professional market in conjunction with strategic partners.

Contractual Obligations

     The following table summarizes our material contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                              -----------------------------------------------------------------------------------------------------

                                                                      Payments due by Period
                              -----------------------------------------------------------------------------------------------------
                                                      Less than 1              Years                Years           More than 5
                                      Total               year                 2 - 3                4 - 5               Years
                                  --------------     ---------------     ------------------ --- -------------- --- ----------------

Operating lease obligations       $     392,355      $      107,464      $         202,976      $      81,915      $             -

Minimum licensing
     obligations                         50,000              50,000                      -                  -                    -

Capital expenditures                     55,327              55,327                      -                  -                    -
                                  --------------     ---------------     ------------------     --------------     ----------------

Total                             $     497,682      $      212,791      $         202,976      $      81,915      $             -
                                  ==============     ===============     ==================     ==============     ================

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

Critical Accounting Policies

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. Up-front engagement fees are recorded as deferred revenue and amortized to income on a straight-line basis over the term of the agreement, although the fee is due and payable at the time the agreement is signed or upon annual renewal. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured. Significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

     The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding, the fee is fixed and determinable, and collection is probable. Once minimum royalties have been received, additional royalties are recognized as revenue when earned based on the distributor's contractual reporting obligations. QuantRx is able to recognize minimum royalty payments on an accrual basis, as they are specified in the contract. However, since the Company cannot forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. Should information on licensee product sales become available so as to enable QuantRx to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

     Our strategy includes entering into collaborative agreements with strategic partners for the development, commercialization and distribution of our product candidates. Such collaboration agreements may have multiple deliverables. We evaluate multiple deliverable arrangements pursuant to Emerging Issues Task Force (EITF) 00-21, "Revenue Arrangements with Multiple Deliverables." Pursuant to EITF 00-21, in arrangements with multiple deliverables where we have continuing performance obligations, contract, milestone and license fees are recognized as revenue together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand-alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Cash received in advance of revenue recognition is recorded as deferred revenue.

Use of Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The accounting policies discussed below are considered by management to be the most important to the Company's financial condition and results of operations, and require management to make its most difficult and subjective judgments due to the inherent uncertainty associated with these matters. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and adjusted when necessary. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. Additional information on significant accounting principles is provided in Note 2 of the attached financial statements.

Impairment of Assets

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     We perform annual impairment tests of our equity method goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is not amortized but is subject to impairment tests based upon a comparison of the fair value of the entity and the carrying value of the entity's net assets. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We determine whether the equity method goodwill and other intangible assets are impaired by comparing the respective fair values of the equity method goodwill and/or other intangible assets to their respective carrying values.

     In determining fair value of assets, QuantRx bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets that are not readily apparent from other sources. Actual fair value may differ from management estimates resulting in potential impairments causing material changes to certain assets and results of operations.

Share-based Payments

     We grant options to purchase our common stock to our employees and directors under our stock option plan subject to the provisions of SFAS No. 123
(R), "Share-Based Payments." Effective January 1, 2005, we use the fair value method to apply the provisions of SFAS No. 123 (R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS No. 123 (R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes.

     Upon adoption of SFAS No. 123 (R), we began estimating the value of stock option awards on the date of grant using a Black-Scholes pricing model (Black-Scholes model). The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and risk-free interest rate. If factors change and we employ different assumptions in the application of SFAS No. 123 (R) in future periods, the compensation expense that we record under SFAS No. 123 (R) may differ significantly from what we have recorded in the current period.

     Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us.

Deferred Taxes

     We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2006 and 2005, a valuation allowance equal to the net deferred tax asset has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company's deferred tax assets, a reduction of the valuation allowance could materially increase the Company's net deferred tax asset.

Item 7. Financial Statements

     Audited balance sheets for the years ended December 31, 2006 and 2005 and audited statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 are included immediately following the signature page to this report, beginning on page F-1.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the ended of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC's rules and forms. There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



Item 8B. Other Information

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the Company's executive officers and directors as of December 31, 2006:

Directors & Executive Officers                     Age                                Position
------------------------------                     ---                                --------
Walter W. Witoshkin (1)                            62        Chairman & CEO

William H. Fleming, Ph.D. (1)                      60        Director, Secretary & Chief Scientific Officer

Sasha Afanassiev                                   39        CFO, Treasurer & VP of Finance

Cynthia Horton                                     42        VP of Diagnostics

Evan Levine (1)                                    41        Director

Dr. Shalom Hirschman (1)                           70        Director

Dr. Arthur Hull Hayes, Jr. (1)                     73        Director


     (1) Mr. Witoshkin has been appointed to hold office until the annual meeting of stockholders in 2008, or until his successor is duly elected or appointed, unless his office is earlier vacated. Each of the other directors has been appointed to hold office until the next annual meeting of stockholders in 2007 or until their successor is duly elected or appointed, unless their office is earlier vacated.

     Walter W. Witoshkin is Chairman and Chief Executive Officer of QuantRx Biomedical Corporation. A 40-year veteran of the pharmaceutical, healthcare and biomedical industries, Mr. Witoshkin began serving as a Director and Chief Executive Officer in May, 2005. He has held senior executive positions at leading healthcare product and pharmaceutical companies, most recently SmithKline Beecham, now Glaxo SmithKline, where he was a Vice President of Business Development and Chief Financial Officer. In 1989, Mr. Witoshkin established Menley & James Laboratories, Inc., after purchasing 32 SmithKline Beecham over-the-counter pharmaceutical and toiletry product brands. Menley & James had its initial public offering in 1992. He earlier held several senior finance positions at American Cyanamid, which became American Home and then Wyeth. Mr. Witoshkin joined QuantRx from Trident Group LLC, global operational consultants to the pharmaceutical and related healthcare industries. As a founding partner of Trident Group, Mr. Witoshkin specialized in alternative sourcing for manufacturing and the acquisition of technologies and products.

     Mr. Witoshkin also serves as a director of Sontra Medical Corporation and a number of privately held companies.

     William H. Fleming, Ph.D., has served as Chief Scientific Officer of QuantRx since July 2005, as a Director and Secretary of QuantRx since February 1994, as Vice President-Diagnostics of QuantRx from August 1997 through July 2005, and as Acting CEO from 2003 until May 2005. From February 1994 through August 1997, Dr. Fleming served as President and Chief Operating Officer of QuantRx. In addition, he was President, Chief Operating Officer and a Director of ProFem from July 1993 until its merger with QuantRx in June 1994. From April 1992 until July 1993, Dr. Fleming served as an associate with Sovereign Ventures, a healthcare consulting firm; concurrently he served as director of corporate development of Antivirals, Inc., a biotechnology company involved in antisense technology. Dr. Fleming is a director of ERC, a non-profit organization.

     Sasha Afanassiev, CPA, has served as CFO and Vice President-Finance of QuantRx since September 2005. In addition, Mr. Afanassiev has served as Treasurer of the Company since December 2005. Mr. Afanassiev has seventeen years of diversified public accounting experience. Mr. Afanassiev was the principal and founder of an accounting and tax consulting firm, established in 2001. Mr. Afanassiev currently maintains his interest in the firm.

     Cynthia Horton has served as Vice President-Diagnostics of QuantRx since July 2005. Ms. Horton was the national sales manager for Applied Biotech, Inc., an Inverness Medical Innovations Company. Prior to that, she directed sales for Drugs of Abuse POC's, Professional POC's for Women Health and branded OTC products for private label customers at ABI, and its predecessor Forefront Diagnostics.

     Evan Levine has served as a Director of QuantRx since September 2005. Mr. Levine is currently Vice Chairman, President and Chief Executive Officer of ADVENTRX Pharmaceuticals, Inc. a publicly traded biotechnology company. Mr. Levine is also Managing Member of Mark Capital, LLC, a venture capital fund. Mr. Levine has over 18 years of investment banking, venture capital, arbitrage and senior corporate management experience.

     Shalom Hirschman has served as a Director of QuantRx since September 2005. Dr. Hirschman was Professor of Medicine, Director of the Division of Infectious Diseases and Vice-Chairman of the Department of Medicine at Mt. Sinai School of Medicine and the Mount Sinai Hospital. He spent nearly three decades at Mt. Sinai until his retirement. He then became the CEO, President and Chief Scientific Officer of Advanced Viral Research Corp. from which he retired in 2004.

     Arthur Hull Hayes, Jr. has served as a Director of QuantRx since September 2006. Dr. Hayes served as Commissioner of the United States Food and Drug Administration from 1981 to 1983. Dr. Hayes founded and was President and Chief Operating Officer of MediScience Associates, Inc., a consulting organization that works with pharmaceutical firms, biomedical companies and foreign governments, from July 1991 to January 2006, and Clinical Professor of Medicine and Pharmacology at the Pennsylvania State University College of Medicine from 1981 to 2004. From 1986 to 1990, Dr. Hayes was President and Chief Executive Officer of E.M. Pharmaceuticals, a North American subsidiary of Germany's E. Merck AG.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and Officers, and persons who own more than 10% of a registered class of the Company's equity securities ("Section 16 Persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company's review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company's records, the Company believes that during 2006, (1) Arthur H. Hayes Jr. did not timely file a Form 3 to report no beneficial ownership of securities, (2) Cynthia Horton did not timely file a Form 3 to report the beneficial ownership of 100,000 common stock options, (3) William Fleming did not timely file a Form 4 to report the grant of 100,000 common stock options, (4) Sasha Afanassiev did not timely file a Form 4 to report the grant of 25,000 common stock options, (5) Shalom Hirschman did not timely file a Form 4 to report the grant of 6,250 common stock options, (6) Arthur H. Hayes, Jr. did not timely file a Form 4 to report the grant of 6,250 common stock options, (7) Evan Levine did not timely file a Form 3 to report the beneficial ownership of our capital stock, and (8) Matthew Balk did not timely file a Form 3, as a more than 10% owner, to report the beneficial ownership of our capital stock.

Family Relationships

     There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers of ours.

Involvement in Certain Legal Proceedings

     QuantRx is not aware of any events that have occurred during the past five years that are required to be disclosed pursuant to Item 401(d) of Regulation S-B.

Code of Ethics

     QuantRx has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-B. A copy of the Company's code of ethics may also be obtained by any person without charge by sending a written request addressed to: QuantRx Biomedical Corporation, 100 South Main Street, Doylestown, Pennsylvania 18901.

Audit Committee

     As of the date hereof, Shalom Hirschman and William Fleming serve on the audit committee of the Company's board of directors. William Fleming is the chairperson of the audit committee. The Company does not yet have an independent financial expert serving on the audit committee, as it is in the process of reviewing candidates to fill the position.



Item 10. Executive Compensation

Summary Compensation

     The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer and the two other most highly compensated executive officers of the Company as of December 31, 2006.

                                                                                           Nonqualified
                                                                          Non-Equity         Deferred
                                                   Stock      Option   Incentive Plan     Compensation      All other
      Name And                 Salary     Bonus    Awards     Awards     Compensation        Earnings      Compensation      Total
 Principal Position   Year       ($)       ($)       ($)        ($)           ($)              ($)              ($)           ($)
----------------------------------------------------------------------------------------------------------------------------------

Walter W. Witoshkin,  2006     240,000   10,000       -       66,454           -                -                -          316,454
   CEO & President
                      2005     112,500      -         -       143,836          -                -                -          256,336

  Cynthia Horton,     2006     150,000    6,250       -       23,850           -                -                -          180,100
 VP of Diagnostics
                      2005     45,833       -         -          -             -                -             10,000        55,833

 Sasha Afanassiev,    2006     110,167    6,250       -       125,325          -                -                -          241,742
CFO, Treasurer & VP
     of Finance       2005     19,250       -         -          -             -                -                -          19,250

     The amounts in the Option Awards column reflect the dollar amount recognized and expensed for financial statement reporting purposes for the fiscal years ended December 31, 2006 and 2005, in accordance with SFAS 123(R) of awards of stock options and thus do not represent aggregate fair value of grants. The Company used the Black-Scholes option price calculation to value the options granted in 2006 and 2005 using the following assumptions: risk-free rate of 4.93% and 3.78%; volatility of 1.70 and 1.85; actual term and exercise price of options granted.

Employment Contracts

     We have entered into an employment contract with our Chief Executive Officer that provides for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2006, the future employment contract commitment for such key executive based on stated termination clause was approximately $240,000. All other employees are "at-will" employees and may be terminated at any time by the Company.

Outstanding Equity Awards at Fiscal Year-End

                                                                  Option Awards
                    -----------------------------------------------------------------------------------------------------------

                        Number of          Number of        Equity Incentive
                        Securities         Securities      Plan Awards: Number
                        Underlying         Underlying         of Securities
                       Unexercised        Unexercised          Underlying
                         Options            Options       Unexercised Unearned   Option Exercise
                           (#)                (#)                Options              Price
       Name            Exercisable       Unexercisable             (#)                 ($)           Option Expiration Date
-------------------------------------------------------------------------------------------------------------------------------

Walter W.                703,545               -                 296,455              $0.50                05/03/2015
Witoshkin, CEO &
President (1)

Cynthia Horton,             -                  -                 100,000              $1.60                04/03/2016
VP of Diagnostics (2)

Sasha Afanassiev,         25,000               -                    -                 $1.60                04/03/2016
CFO, Treasurer &
VP of Finance (3)           -                75,000                 -                 $1.15                07/25/2016


(1) Options granted 05/03/2005 vest as follows; 333,000 shares vested on May 3, 2005 and the remaining options will continue to vest with respect to 18,527 shares each monthly anniversary thereafter until fully-vested. Term of the options is ten years. Exercise price exceeded the closing stock price on the date of grant.
(2) Options granted 04/03/2006 vest upon meeting certain sales milestones which have not yet been met. Term of the options is ten years. Exercise price is equal to the closing stock price on the date of grant.
(3) Options granted 04/03/2006 vested immediately. Options granted 07/25/2006 vested January 1, 2007. Terms of both options are ten years. Exercise prices are equal to the closing stock price on date of grant.

     There are no outstanding stock awards as of December 31, 2006.

     The Company used the Black-Scholes option price calculation to value the options granted in 2006 and 2005 using the following assumptions: risk-free rate of 4.93% and 3.78%; volatility of 1.70 and 1.85; actual term and exercise price of options granted. See Note Number 12 to the Financial Statements for more details on option issuances.

Director Compensation

     The Board of Directors adopted a compensation policy in July 2006. QuantRx compensates independent members of the Board of Directors cash compensation of $5,000 and 6,250 stock options per Board meeting attended in person; up to a maximum of four meetings per year. All options are granted at year end and have a term of five years and an exercise price equal to the closing stock price on date of grant. QuantRx did not compensate members of the Board of Directors in 2006 and 2005 prior to the adoption of the Board compensation policy. It is anticipated that the Board of Directors will update and revise Board compensation at an upcoming meeting of the Board of Directors.

     The following table summarizes Director Compensation for the year ended December 31, 2006. There was no Director compensation for the year ended December 31, 2005.


                                                                                 Nonqualified
                                                                  Non-Equity       Deferred
                      Fees Earned    Stock       Option         Incentive Plan   Compensation
                      or Paid in    Awards       Awards          Compensation      Earnings         All Other        Total
        Name           Cash ($)       ($)         ($)               ($)             ($)          Compensation ($)      ($)
--------------------------------------------------------------------------------------------------------------------------------

Walter W.
   Witoshkin               -           -             -                                                     -              -
William H.
  Fleming, Ph.D.           -           -             -                                                     -              -
Evan Levine                -           -             -                                                     -              -
Dr. Shalom
  Hirschman (1)            -           -          $6,938                                                $48,000        $54,938
Dr. Arthur Hull
   Hayes, Jr. (2)       $5,000         -          $6,938                                                   -           $11,938


     (1) Dr. Shalom Hirschman received an option grant at December 29, 2006 for 6,250 common shares. Material terms are as follows: December 29, 2006 grant date, exercise price of $1.17 and a five year term. Dr. Hirschman did not receive cash compensation related to his directorship pursuant to a consulting agreement in effect. See Item 12, Certain Relationships and Related Transactions, for details.

     (2) Dr. Arthur H. Hayes, Jr. received an option grant at December 29, 2006 for 6,250 common shares. Material terms are as follows: December 29, 2006 grant date, exercise price of $1.17 and a five year term.

     The Company used the Black-Scholes option price calculation to value the options granted in 2006 using the following assumptions: risk-free rate of 4.93%; volatility of 1.70; actual term and exercise price of options granted.



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information as of February 28, 2007, concerning the ownership of common stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current member of the Board of Directors of the Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under "Executive Compensation" above.

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

The Company had only common stock outstanding at February 28, 2007; therefore the following table refers to our common stock.

                                               Amount and Nature of
      Name and Address of Beneficial        Beneficial Ownership as of
                  Owner (1)                     February 28, 2007                      Percentage of Class (2)
---------------------------------------------------------------------------------------------------------------

Walter W. Witoshkin (3)                                                777,654                           2.04%

William H. Fleming                                                     492,034                           1.32%

Shalom Hirschman (4)                                                   506,250                           1.35%

Sasha Afanassiev (5)                                                   100,000                           0.27%

Arthur Hull Hayes, Jr.                                                   6,250                             *

Evan Levine (6)                                                      3,790,220                          10.57%
6725 Mesa Ridge Road, Suite 100
San Diego, CA 92121

Matthew Balk (7)                                                     5,728,009                          15.32%
570 Lexington Avenue
New York, NY 10021

Cass Gunther Adelman (8)                                             2,100,000                           5.62%
570 Lexington Avenue
New York, NY 10021

Mark Capital, LLC (9)                                                2,945,000                           7.84%
6725 Mesa Ridge Road, Suite 100
San Diego, CA 92121

Sherbrooke Partners, LLC                                             4,508,009                          12.06%
570 Lexington Avenue
New York, NY 10021


(1) Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 100 South Main Street, Doylestown, Pennsylvania 18901.
(2) The percentage of beneficial ownership of common stock is based on 37,378,080 shares of common stock outstanding as of February 28, 2007 and excludes all shares of common stock issuable upon the exercise of outstanding options or warrants to purchase common stock or conversion of any common stock equivalents, other than the shares of common stock issuable upon the exercise of options or warrants to purchase common stock held by the named person to the extent such options or warrants are exercisable within 60 days of February 28, 2007.
(3) Ownership is based upon 777,654 common stock options exercisable within 60 days of February 28, 2007.
(4) Ownership includes 6,250 common stock options exercisable within 60 days of February 28, 2007.
(5) Ownership is based on 100,000 common stock options exercisable within 60 days of February 28,2007.
(6) Includes 2,765,000 shares of common stock and common stock warrants currently exercisable for 180,000 common shares held by Mark Capital, LLC of which Evan Levine is the managing member; 990,000 shares of common stock held by Mr. Levine as custodian for his two children; and 35,220 shares of common stock held by Mr. Levine's retirement plan.

*Less than .01%

(7) Includes 4,508,009 shares of common stock held by Sherbrooke Partners, LLC, of which Matthew Balk is the sole member; and 1,220,000 shares of common stock held by Mr. Balk as custodian for his two children.
(8) Includes 1,800,000 shares of common stock held by CGA Resources, LLC, of which Cass G. Adelman is the sole member; and 300,000 shares of common stock held as custodian for her two children.
(9) Ownership includes 180,000 common stock warrants currently exercisable for 180,000 common shares.



Item 12. Certain Relationships and Related Transactions

     On March 9, 2007 the Company issued 200,000 common stock warrants with a five year term to purchase 200,000 shares of common stock at an exercise price of $1.50. The warrants were issued as payment for financial advisory services to Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of outstanding shares of common stock, is a managing member. The fair value for these warrants is estimated to be $250,000. Additionally, cash compensation of $200,000 was paid pursuant to the terms of the agreement.

     Dr. Shalom Hirschman, a member of the Company's Board of Directors, serves as a consultant to the Company on various business, strategic, and technical issues. The Company entered into a one year agreement in June 2005, and was extended for a term of one year upon its expiration on May 31, 2006. Fees paid and expensed under these agreements for these services by the Company during the year ended December 31, 2006 and 2005 were $48,000 and $28,000, respectively. In addition to the contract fees paid, reimbursable expenses totaling $10,000 and $506 were paid in 2006 and 2005, respectively.

     Furthermore, in the first quarter of 2005, the Company granted to Dr. Hirschman 500,000 warrants to purchase common stock of the Company. Such warrants were issued prior to Dr. Hirschman's appointment to the Board. The warrants had an exercise price of $0.01. The warrants were issued pursuant to an agreement to secure financing for the Company and are valued at $295,400. The value of this transaction was deemed to be part of the $512,158 of offering costs assigned to our 2005 private placement.

     On November 8, 2005 the Company issued 100,000 common stock warrants with a five year term to purchase 100,000 shares of common stock at an exercise price of $2.00. The warrants were issued as payment for financial advisory services to Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of outstanding shares of common stock, is a managing member. The fair value for these warrants was $115,000, of which $33,306 was expensed in the year ended December 31, 2005, with the remaining $81,694 recorded as prepaid consulting at December 31, 2005, and expensed in 2006 per the contract term.

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

Item 13. Exhibits

         The following exhibits are filed as part of this annual report:

Exhibit No.    Description
-------------------------------------------------------------------------------

     3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Form 10-KSB filed on April 16, 2001)

     3.2 Certificate of Amendment to the Articles of Incorporation of the Company, dated November 30, 2005 (incorporated by reference to
               Exhibit 3.2 filed with Form 10-KSB on March 31, 2006)

     3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 filed with Form 10KSB40/A filed on September 23, 1999)

     3.4 Certificate of Amendment to the Bylaws of the Company dated December 2, 2005 (incorporated by reference to Exhibit 3.4 filed with Form 10-KSB on March 31, 2006)

     4.1 Form of 8% Convertible Promissory among the Company and investors (incorporated by reference to Exhibit 4.1 filed with Form 10-KSB on March 31, 2006)

     4.2 Form of Warrant to Purchase Shares of Common Stock among the Company and investors (incorporated by reference to Exhibit 4.2 filed with Form 10-KSB on March 31, 2006)

     4.3 Form of Warrant to Purchase Common Stock among the Company and investors (incorporated by reference to Exhibit 4.3 filed with Form 10-KSB on March 31, 2006)

     4.4 Warrant to Purchase Common Stock, dated November 8, 2005, between the Company and Burnham Hill Partners (incorporated by reference to Exhibit 4.4 filed with Form 10-KSB on March 31, 2006)

     10.1 Letter Agreement, dated December 3, 2005, between the Company and Univest Capital Limited (incorporated by reference to Exhibit
               10.1 filed with Form 10-KSB on March 31, 2006)

     10.2 Letter Agreement, dated November 8, 2005, between the Company and Burnham Hill Partners (incorporated by reference to Exhibit 10.2 filed with Form 10-KSB on March 31, 2006)

     10.3 Letter Agreement, dated November 1, 2005, between the Company and Dawson James Securities, Inc. (incorporated by reference to
               Exhibit 10.3 filed with Form 10-KSB on March 31, 2006)

     10.4 Letter Agreement, dated April 13, 2005, between the Company and Dawson James Securities, Inc. (incorporated by reference to
               Exhibit 10.4 filed with Form 10-KSB on March 31, 2006)

     10.5 Distribution Agreement, dated as of July 7, 2006, between Synova, Inc. and the Company (incorporated by reference to Exhibit 10.1 filed with Form 10-QSB on November 14, 2006)

     10.6 Common Stock and Warrant Purchase Agreement, dated as of December 6, 2006, among the Company and the purchasers specified therein (incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 12, 2006)

     10.7 Form of Warrant to Purchase Common Stock among the Company and investors (incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 12, 2006)

     10.8 Registration Rights Agreement, dated as of December 6, 2006, among the Company and the purchasers specified therein (incorporated by reference to Exhibit 10.3 filed with Form 8-K on December 12, 2006)

     10.9 Investment Agreement, dated as of February 17, 2006, between QuantRx Biomedical Corporation and FluoroPharma, Inc.("Investment Agreement") (incorporated by reference to Exhibit 10.1 filed with Form 10-QSB/A on December 1, 2006)

     10.10 Amendment No. 1, dated as of February 28, 2006, to Investment Agreement (incorporated by reference to Exhibit 10.2 filed with Form 10-QSB/A on December 1, 2006)

     10.11 Amendment No. 2, dated as of March 10, 2006, to Investment Agreement (incorporated by reference to Exhibit 10.3 filed with Form 10-QSB/A on December 1, 2006)

     10.12 Option Agreement, dated as of February 17, 2006, between QuantRx Biomedical Corporation and FluoroPharma, Inc. ("Option Agreement") (incorporated by reference to Exhibit 10.4 filed with Form 10-QSB/A on December 1, 2006)

     10.13 Amendment No. 1, dated as of February 28, 2006, to Option Agreement (incorporated by reference to Exhibit 10.5 filed with Form 10-QSB/A on December 1, 2006)

     10.14 Amended and Restated Investors Rights Agreement, dated as of February 17, 2006, by and among QuantRx Biomedical Corporation, FluoroPharma, Inc. and the stockholders of FluoroPharma, Inc. (incorporated by reference to Exhibit 10.6 filed with Form 10-QSB/A on December 1, 2006)

     10.15 Letter Agreement, dated October 20, 2006, between the Company and Legend Merchant Group, Inc.

      14.1 Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit
               14.1 filed with Form 10-KSB on March 31, 2006)

      31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1* Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2* Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.

Item 14. Principal Accounting Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for the audit of our annual financial statements and the reviews of financial statements included in our Forms 10-QSB for years 2006 and 2005 are set forth in the table below.


                                        2006                  2005
                                    ----------------------------------------

Williams & Webster, P.S.              $26,679                $31,598


Audit-Related Fees

         During the years ended December 31, 2006 and 2005, no assurance or related services were performed by Williams & Webster P.S. that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

         During the years ended December 31, 2006 and 2005, $6,000 and $0 in fees were billed by Williams & Webster, P.S. for tax compliance, tax advice or tax planning services.

All Other Fees

         During the years ended December 31, 2006 and 2005, no fees were billed by Williams & Webster, P.S. other than the fees set forth under the captions "Audit Fees" and "Tax Fees" above.

Pre-Approval Policies and Procedures of the Audit Committee

         The Audit Committee has the sole authority to appoint, terminate and replace our independent auditor. The Audit Committee may not delegate these responsibilities. The Audit Committee has the sole authority to approve the scope, fees and terms of all audit engagements, as well as all permissible non-audit engagements of our independent auditor. 100% of the services provided by Williams & Webster, P.S. were pre-approved by the Audit Committee.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             QuantRx Biomedical Corporation


Date:  April 2, 2007         By:  /s/ Walter W. Witoshkin
                                 ----------------------------------------------
                             Walter W. Witoshkin, Chairman & CEO



Date:  April 2, 2007         By:  /s/ Sasha Afanassiev
                                 ----------------------------------------------
                             Sasha Afanassiev, CFO, Treasurer & VP of Finance


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             QuantRx Biomedical Corporation


Date:  April 2, 2007         By: /s/ Walter W. Witoshkin
                                ------------------------
                             Walter W. Witoshkin, Director


Date:  April 2, 2007         By: /s/ William H. Fleming
                                ------------------------
                             William H. Fleming, Director


Date:  April 2, 2007         By: /s/ Arthur Hull Hayes, Jr.
                                 --------------------------
                             Arthur Hull Hayes, Jr., Director

STATEMENT OF INFORMATION FURNISHED

         The following financial statements have been prepared in accordance with Form 10-KSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of December 31, 2006 and 2005, the results of operations for the years ended December 31, 2006 and 2005, cash flows for the years ended December 31, 2006 and 2005, and Statements of Stockholders' Equity for the years ended December 31, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

                         QUANTRX BIOMEDICAL CORPORATION

                              FINANCIAL STATEMENTS

                                Table of Contents




Report of Independent Registered Public Accounting Firm                    F-2

Balance Sheets as of December 31, 2006 and 2005                            F-3

Statements of Operations for the Years Ended December 31, 2006 and 2005    F-4

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005    F-5

Statement of Stockholders' Equity for the Years Ended December 31,
2006 and 2005                                                              F-7

Notes to Financial Statements                                              F-8

QuantRx Biomedical Corporation
Doylestown, Pennsylvania




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We have audited the accompanying balance sheets of QuantRx Biomedical Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corporation as of December 31, 2006 and 2005 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 30, 2007

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                          December 31,           December 31,
                                                                             2006                   2005
                                                                       ------------------    ------------------

ASSETS

Current Assets
     Cash and cash equivalents                                          $      1,256,912     $      990,523
     Interest receivable                                                           9,917                  -
     Interest receivable - related party                                             986                  -
     Prepaid expenses                                                            113,386            131,745
     Deferred financing costs, net                                                     -            124,134
     Note receivable                                                             200,000                  -
     Note receivable - related party                                             250,000                  -
     Deposits                                                                      5,350              2,362
                                                                       ------------------    ------------------
         Total Current Assets                                                  1,836,551          1,248,764
                                                                       ------------------    ------------------

Investments                                                                    2,195,023                  -
Fixed assets, net                                                                156,823             10,437
Intangible assets, net                                                           113,669             62,729
Security deposits                                                                 10,667                  -
                                                                       ------------------    ------------------
         Total Assets                                                   $      4,312,733     $    1,321,930
                                                                       ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                   $        244,863     $      124,148
     Accrued expenses                                                             41,692             87,660
     Short-term convertible notes payable, net of discount                             -             26,907
     Deferred revenue, current portion                                            83,333                  -
     Short-term loans payable                                                          -             28,500
                                                                       ------------------    ------------------
            Total Current Liabilities                                            369,888            267,215

Deferred revenue, long-term portion                                              376,569                  -
                                                                       ------------------    ------------------

            Total Liabilities                                                    746,457            267,215
                                                                       ------------------    ------------------

Commitments and Contingencies                                                          -                  -

Stockholders' Equity

     Convertible preferred stock -
         $0.01 par value, 25,000,000 authorized
         Series A shares 9,750,000 designated;
         0 and 8,141,147 shares issued and outstanding                                 -             81,411
     Common stock; $0.01 par value, 75,000,000 authorized;
         37,378,080 and 18,239,773 shares issued and outstanding                 373,780            182,397
     Additional paid-in capital                                               33,706,733         23,612,630
     Accumulated deficit                                                    (30,514,237)       (22,821,723)
                                                                       ------------------    ------------------
         Total Stockholders' Equity                                            3,566,276          1,054,715
                                                                       ------------------    ------------------

         Total Liabilities and Stockholders' Equity                     $      4,312,733     $    1,321,930
                                                                       ==================    ==================



   The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                                 For the Years Ended December 31,
                                                                              ----------------------------------------
                                                                                      2006                  2005
                                                                              ------------------    ------------------
Revenues from licensing                                                       $          91,463      $         55,645
                                                                              ------------------    ------------------
Operating expenses:
        Sales and marketing                                                             302,171                88,194
        General and administrative                                                    1,295,744               605,842
        Professional fees                                                               818,174               285,815
        Research and development                                                        665,636               136,862
        Amortization                                                                      7,560                 4,824
        Depreciation                                                                     13,511                 2,127
                                                                              ------------------    ------------------
              Total operating expenses                                                3,102,796             1,123,664
                                                                              ------------------    ------------------

Loss from operations                                                                (3,011,333)           (1,068,019)

Other income (expense):
        Interest income                                                                  44,221                 8,724
        Interest expense                                                              (287,926)               (2,575)
        Amortization of debt discount to interest expense                           (4,003,093)              (26,907)
        Amortization of deferred financing costs to interest expense                  (434,383)               (3,781)
                                                                              ------------------    ------------------

              Total other income (expense), net                                     (4,681,181)              (24,539)
                                                                              ------------------    ------------------

Loss before taxes                                                                   (7,692,514)           (1,092,558)

        Provision for income taxes                                                            -                     -
                                                                              ------------------    ------------------

Net loss                                                                      $     (7,692,514)      $    (1,092,558)
                                                                              =================    ==================

Basic and diluted net loss per common share:

          Basic                                                               $          (0.26)      $         (0.07)
                                                                              =================    ==================

          Diluted                                                             $          (0.26)      $         (0.07)
                                                                              =================    ==================

Weighted average shares used in per share calculation:
          Basic                                                                      29,629,947            15,731,487
          Diluted                                                                    29,629,947            15,731,487






   The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                         For the Years Ended December 31,
                                                                                       -------------------------------------
                                                                                              2006                 2005
                                                                                       -----------------    ----------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                   $    (7,692,514)     $   (1,092,558)
            Adjustments to reconcile net loss to net cash used by operating activities:
                Depreciation and amortization                                                    21,071               6,951
                Interest expense related to amortization of non-cash discount,
                non-cash beneficial conversion feature and deferred financing costs           4,437,476              30,688
                Issuance of common stock for accrued interest                                   289,098                   -
                Non-cash stock-based compensation expense                                       253,355             143,836
                Non-cash fair value of warrants issued for consulting                           219,000             115,000
                Non-cash fair value of common stock issued for consulting                        19,500                   -
                Non-cash fair value of warrants issued for purchased R&D                        100,010                   -
                (Increase) decrease in:
                    Interest receivable                                                        (10,903)                   -
                    Prepaid expenses                                                             18,359           (120,755)
                    Deposits                                                                   (13,655)             (1,777)
                Increase (decrease) in:
                    Accounts payable                                                            127,709            (65,963)
                    Accrued expenses                                                           (45,968)            (37,756)
                    Deferred revenue                                                            459,902                   -
                                                                                       -----------------    ----------------

            Net cash used by operating activities                                           (1,817,560)         (1,022,334)
                                                                                       -----------------    ----------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of fixed assets                                                          (110,491)            (12,564)
            Acquisition cost of patent under licensing                                         (50,000)                   -
            Cash paid for purchase of investment                                            (2,195,023)                   -
            Increase in note receivable                                                       (200,000)                   -
            Increase in note receivable - related party                                       (250,000)                   -
            Costs for website development                                                       (8,500)                   -
                                                                                       -----------------    ----------------

                Net cash used by investing activities                                       (2,814,014)            (12,564)
                                                                                       -----------------    ----------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from sale of common stock and warrants, net of issuance costs            1,917,633           1,009,450
            Proceeds from exercise of warrants                                                   57,430              37,500
            Proceeds from issuance of convertible notes                                       3,155,000             875,000
            Cash financing costs due for issuance of convertible notes                        (167,200)            (56,400)
            Increase in payables for debt issuance costs                                       (56,400)              56,400
            Repayments of short term notes payable                                              (8,500)             (5,000)
                                                                                       -----------------    ----------------

                Net cash provided by financing activities                                     4,897,963           1,916,950
                                                                                       -----------------    ----------------

            Net increase (decrease) in cash and cash equivalents                                266,389             882,052

            Cash and cash equivalents, beginning of period                                      990,523             108,471
                                                                                       -----------------    ----------------

            Cash and cash equivalents, end of period                                   $      1,256,912     $       990,523
                                                                                       =================    ================

     Supplemental cash flow disclosures:
            Interest expense paid in cash                                              $            445     $           314
            Income tax paid                                                            $              -     $             -

     Supplemental disclosure of non-cash activities financing and investing activities:
            Issuance of common stock for convertible notes payable and accrued
               interest                                                                $      4,030,000     $             -
            Issuance of common stock for accrued interest related to convertible
               notes payable                                                           $        289,098     $             -
            Issuance of preferred stock for accounts payable                           $              -     $        10,240
            Issuance of common stock to satisfy short term loans                       $         20,000     $        19,000
            Issuance of common stock to satisfy related party note payable             $              -     $       400,000
            Fair value of warrants issued to placement agents for debt financing       $                    $
            costs                                                                               143,049              71,515
            Fair value of warrants issued with convertible notes                       $      1,131,663     $       208,031
            Fair value of beneficial conversion derivative feature                     $      2,023,337     $       669,969
            Conversion of preferred stock to common stock                              $         81,411     $         3,750
            Increase in payables related to debt issuance costs                        $              -     $        56,400
            Increase in payables related to purchase of fixed assets                   $         49,406     $             -


   The accompanying notes are an integral part of these financial statements.


QUANTRX BIOMEDICAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------

                                                                                      Stock
                                                     ------------------------------------------------------------------------
                                                                 Preferred                              Common
                                                     ----------------------------------    ----------------------------------
                                                       Number of                             Number of
                                                        Shares              Amount             Shares             Amount
                                                     --------------      --------------    ---------------    ---------------

BALANCE, DECEMBER 31, 2004                               7,492,135       $      74,921         13,906,198     $      139,061

Issuance of common stock at $0.50 per share, net
    of cash issuance costs of $76,794                            -                   -          2,171,982             21,720
Issuance of common stock in exchange for debt at
    an average price of $0.41 per share                          -                   -          1,014,090             10,141
Exercise of common stock warrants                                -                   -            585,000              5,850
Conversion of Series A convertible preferred stock
    to common stock                                      (375,000)             (3,750)            562,500              5,625
Fair value of stock-based compensation                           -                   -                  -                  -
Exercise of preferred stock warrants for payable
    at $0.01 per share                                   1,024,012              10,240                  -                  -
Fair value of warrants issued for consulting                     -                   -                  -                  -
Fair value of warrants issued with convertible
    notes                                                        -                   -                  -                  -
Fair value of embedded beneficial conversion
    derivative feature of convertible notes                      -                   -                  -                  -
Fair value of warrants issued for debt financing
    costs                                                        -                   -                  -                  -
Fractional share reconciling adjustment                          -                   -                  3                  -
Net loss for the year ended December 31, 2005                    -                   -                  -                  -
                                                     --------------      --------------    ---------------    ---------------

BALANCE, DECEMBER 31, 2005                               8,141,147              81,411         18,239,773            182,397

Exercise of common stock warrants                                -                   -             85,800                858
Conversion of Series A convertible preferred stock
    to common stock                                    (8,141,147)            (81,411)         12,211,721            122,117
Fair value of stock-based compensation (options)                 -                   -                  -                  -
Fair value of warrants issued with convertible
    notes                                                        -                   -                  -                  -
Fair value of embedded beneficial conversion
    feature of convertible notes                                 -                   -                  -                  -
Fair value of warrants issued for debt financing
    costs                                                        -                   -                  -                  -
Fair value of warrants issued for consulting                     -                   -                  -                  -
Issuance of common stock for consulting                          -                   -             15,000                150
Fair value of warrants issued for purchased R&D                  -                   -                  -                  -
Issuance of common stock in exchange for debt at
    $0.05 per share                                              -                   -             40,000                400
Conversion of notes payable and accrued interest
    to common stock                                              -                   -          4,745,786             47,458
Issuance of common stock, net of cash issuance
    costs of $122,367                                            -                   -          2,040,000             20,400
Net loss for the year ended December 31, 2006                    -                   -                  -                  -
                                                     --------------      --------------    ---------------    ---------------

BALANCE, DECEMBER 31, 2006                                       -       $           -         37,378,080     $      373,780
                                                     ==============      ==============    ===============    ===============


                                                            Additional                                 Total
                                                             Paid-in            Accumulated        Stockholders'
                                                             Capital              Deficit             Equity
                                                          ---------------     ----------------    ----------------

BALANCE, DECEMBER 31, 2004                                $   20,980,915      $  (21,729,165)     $     (534,268)

Issuance of common stock at $0.50 per share, net
    of cash issuance costs of $76,794                            987,730                    -           1,009,450
Issuance of common stock in exchange for debt at
    an average price of $0.41 per share                          408,859                    -             419,000
Exercise of common stock warrants                                 31,650                    -              37,500
Conversion of Series A convertible preferred stock
    to common stock                                              (1,875)                    -                   -
Fair value of stock-based compensation                           143,836                    -             143,836
Exercise of preferred stock warrants for payable
    at $0.01 per share                                                 -                    -              10,240
Fair value of warrants issued for consulting                     115,000                    -             115,000
Fair value of warrants issued with convertible
    notes                                                        208,031                    -             208,031
Fair value of embedded beneficial conversion
    derivative feature of convertible notes                      666,969                    -             666,969
Fair value of warrants issued for debt financing
    costs                                                         71,515                    -              71,515
Fractional share reconciling adjustment                                -                    -                   -
Net loss for the year ended December 31, 2005                          -          (1,092,558)         (1,092,558)
                                                          ---------------     ----------------    ----------------

BALANCE, DECEMBER 31, 2005                                    23,612,630         (22,821,723)           1,054,715

Exercise of common stock warrants                                 56,572                    -              57,430
Conversion of Series A convertible preferred stock
    to common stock                                             (40,706)                    -                   -
Fair value of stock-based compensation (options)                 253,355                    -             253,355
Fair value of warrants issued with convertible
    notes                                                      1,131,663                    -           1,131,663
Fair value of embedded beneficial conversion
    feature of convertible notes                               2,023,337                    -           2,023,337
Fair value of warrants issued for debt financing
    costs                                                        143,049                    -             143,049
Fair value of warrants issued for consulting                     219,000                    -             219,000
Issuance of common stock for consulting                           19,350                    -              19,500
Fair value of warrants issued for purchased R&D                  100,010                    -             100,010
Issuance of common stock in exchange for debt at
    $0.05 per share                                               19,600                    -              20,000
Conversion of notes payable and accrued interest
    to common stock                                            4,271,640                    -           4,319,098
Issuance of common stock, net of cash issuance
    costs of $122,367                                          1,897,233                    -           1,917,633
Net loss for the year ended December 31, 2006                          -          (7,692,514)         (7,692,514)
                                                          ---------------     ----------------    ----------------

BALANCE, DECEMBER 31, 2006                                $   33,706,733      $  (30,514,237)     $     3,566,276
                                                          ===============     ================    ================

-------------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS

     QuantRx Biomedical Corporation, formerly A-Fem Medical Corporation, was incorporated on December 5, 1986 in the State of Nevada. The Company's principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

     QuantRx Biomedical Corporation (hereinafter "QuantRx" or the "Company") is committed to the research, development, acquisition and commercialization, either directly or in collaboration with strategic partners, of medical diagnostic technology platforms. The Company's strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third party partners while maintaining control over the manufacturing process.

     The Company has developed two proprietary platforms: the Miniform, a disposable technology with current applications in the incontinence and hemorrhoid over-the-counter (OTC) markets; and, RapidSense, a rapid, point-of-care diagnostic technology. The Company also holds significant positions in FluoroPharma, Inc., a company developing diagnostic molecular imaging products for use in the PET - positron emission tomography - market, and Genomics USA, Inc., a company which is developing clinically optimized microarray technology.

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

Accounting for Share-Based Payments
-----------------------------------

     Effective January 1, 2005, QuantRx adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payments" using the modified prospective method of application. SFAS No. 123 (R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes method in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R), which resulted in stock-based compensation expense for the years ended December 31, 2006 and 2005 of $253,355 and $143,836, respectively.

Accounts and Notes Receivable and Bad Debts
-------------------------------------------

     QuantRx carries its receivables at net realizable value. Interest on notes receivable is accrued based upon the terms of the note agreement. The Company provides reserves against receivables and related accrued interest for estimated losses that may result from a debtor's inability to pay. The amount is determined by analyzing known uncollectible accounts, economic conditions, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve. QuantRx has determined that no allowance for bad debts was required in 2006 and 2005.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2006 and 2005.

Concentration of Risks
----------------------

     The Company maintains its cash and cash equivalents in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of December 31, 2006, the Company's cash balances exceeded Federal Deposit Insurance Corporation limits at December 31, 2006 and 2005 by $1,155,512 and $889,173, respectively.

Earnings per Share
------------------

     The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings per Share." Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

     As of December 31, 2006, the Company had outstanding common stock options of 1,372,500 and common stock warrants of 5,854,484, and no convertible preferred shares or warrants. The above options and warrants were deemed to be antidilutive for the Company's year end of December 31, 2006.

     As of December 31, 2005, the Company had outstanding common stock options of 1,060,000 and common stock warrants of 2,663,937, convertible preferred shares of 8,141,147 and preferred stock warrants of 180,000 convertible into 12,481,720 common shares in total, and convertible debt subject to beneficial conversion of 875,000 shares. The above options, warrants, and convertible securities were deemed to be antidulitive for the Company's year end of December 31, 2005.

Fair Value of Financial Instruments
-----------------------------------

     The Company's financial instruments primarily consist of cash and cash equivalents, prepaid expenses and other deferred charges, short-term notes receivable, accounts payable, accrued expenses and other current liabilities. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

     In determining fair value of our cost method investment, QuantRx estimated fair value based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources. QuantRx has determined that the carrying value for its cost method investment approximates fair value.

Fixed Assets
------------

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company's fixed assets at December 31, 2006 and 2005 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $13,511 and $2,127 for the years ended December 31, 2006 and 2005. Expenditures for repairs and maintenance are expensed as incurred.

Income Taxes
------------

     The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carryforwards, to the extent that the realization of such benefits is more likely than not. To the extent that it is more likely than not that such benefits will not be received, the Company records a valuation allowance against the related deferred tax asset.

Impairments
-----------

     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company holds minority interests in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. The Company records an investment impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

     The Company performs annual impairment tests of our equity method goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is not amortized but is subject to impairment tests based upon a comparison of the fair value of the entity and the carrying value of the entity's net assets. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. The Company determines whether the equity method goodwill and other intangible assets are impaired by comparing the respective fair values of the equity method goodwill and/or other intangible assets to their respective carrying values.

Intangible Assets
-----------------

     The Company's intangible assets consist of patents, patents under licensing and website development costs, and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years. Amortization expense totaled $7,560 and $4,824 for the years ended December 31, 2006 and 2005, respectively. The estimated aggregate amortization expense for 2007 through 2011 is $12,657; $12,657; $12,421; $9,824; and $9,824.

Recent Accounting Pronouncements
--------------------------------

     In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," to clarify how to measure fair value and to expand disclosures about fair value measurements. Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income or in accumulated comprehensive income for the period. QuantRx has not yet evaluated the potential impact of these new requirements.

     In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective in 2007. Management believes the adoption of this interpretation will have no impact on the Company's financial condition or results of operations.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company has determined that the adoption of SFAS No. 154 did not have a material impact on its financial position, results of operations, or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payments." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Effective January 1, 2005, the Company adopted SFAS No. 123 (R) using the modified prospective application transition method which resulted in recognizing $253,355 and $143,836 in stock based compensation for the years ended December 31, 2006 and 2005, respectively.

Reclassifications
-----------------

     Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Research and Development Costs
------------------------------

     Research and development costs are expensed as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset. The Company periodically reviews its capitalized intangible assets to assess recoverability based on the projected undiscounted cash flows from operations, and impairments are recognized in operating results when a permanent diminution in value occurs. As of December 31, 2006 and 2005, impairment of assets was not deemed necessary.

Revenue Recognition
-------------------

     The Company recognizes revenue when persuasive evidence of an arrangement exists and delivery or performance has occurred, provided the fee is fixed or determinable and collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. Up-front engagement fees are recorded as deferred revenue and amortized to income on a straight-line basis over the term of the agreement, although the fee is due and payable at the time the agreement is signed or upon annual renewal. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured.

     The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding, the fee is fixed and determinable, and collection is probable. Once minimum royalties have been received, additional royalties are recognized as revenue when earned based on the distributor's or reseller's contractual reporting obligations. Royalty revenue totaled $51,364 and $55,645 for 2006 and 2005, respectively.

     The Company's strategy includes entering into collaborative agreements with strategic partners for the development, commercialization and distribution of its product candidates. Such collaboration agreements may have multiple deliverables. The Company evaluates multiple deliverable arrangements pursuant to Emerging Issues Task Force (EITF) 00-21, "Revenue Arrangements with Multiple Deliverables." Pursuant to EITF 00-21, in arrangements with multiple deliverables where the Company has continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Cash received in advance of revenue recognition is recorded as deferred revenue.

Branan Medical Corporation
--------------------------

     In 2000, QuantRx and Branan Medical Corporation signed a world-wide license agreement for QuantRx's RapidSense technology, specifically for the purpose of making, using and offering for sale saliva tests for "Drugs of Abuse." The agreement terminates upon expiration of the RapidSense technology patents (currently in 2023), but may be terminated by either party with 60 days notice. QuantRx is entitled to royalties of 5% on net sales of licensed products by Branan, with a monthly minimum royalty payment of $4,280. QuantRx has no further obligations under this license; and therefore, recognizes these royalties when due and payable.

Synova Healthcare, Inc.
-----------------------

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

     QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement, which has been recorded as deferred revenue and is being amortized into revenue over the expected term of the agreement, which is six years. In addition, Synova will pay to QuantRx Biomedical a specified percentage of its net sales of the products covered by the Distribution Agreement as royalties. QuantRx will recognize these royalties when due and payable.

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

3.   OTHER BALANCE SHEET INFORMATION

     Components of selected captions in the accompanying balance sheets consist of:

                                                                             --------------------------------------------------
                                                                                               December 31,
                                                                             --------------------------------------------------
                                                                                      2006                        2005
                                                                             -----------------------      ---------------------
Prepaid expenses:
Prepaid consulting                                                           $               73,000       $          -
Prepaid consulting - related party                                                        -                             81,694
Prepaid insurance                                                                            30,313                     25,478
Prepaid legal                                                                             -                             15,000
Prepaid rent                                                                                  5,310                      2,014
Prepaid travel                                                                                1,361                      6,691
Other                                                                                         3,402                        868
                                                                             -----------------------      ---------------------
Prepaid expenses                                                             $              113,386       $            131,745
                                                                             =======================      =====================

Deferred financing costs:
Deferred financing costs                                                     $            -               $            127,915
Less: accumulated amortization                                                            -                              3,781
                                                                             -----------------------      ---------------------
Deferred financing costs, net                                                $            -               $            124,134
                                                                             =======================      =====================

Fixed assets:
Computers and office furniture, fixtures and equipment                       $               84,129       $             12,564
Machinery and equipment                                                                      37,104                  -
Leasehold improvements                                                                       51,228                  -
Less: accumulated depreciation                                                               15,638                      2,127
                                                                             -----------------------      ---------------------
Fixed assets, net                                                            $              156,823       $             10,437
                                                                             =======================      =====================

Short-term convertible notes payable, net:
Short-term convertible notes                                                 $            -               $            875,000
Less: discount for warrants and conversion feature, net                                   -                            848,093
                                                                             -----------------------      ---------------------
Short-term convertible notes payable, net                                    $            -               $             26,907
                                                                             =======================      =====================

Accrued expenses:
Professional fees                                                            $               30,000       $             72,200
Other                                                                                        11,692                     15,460
                                                                             -----------------------      ---------------------
Accrued expenses                                                             $               41,692       $             87,660
                                                                             =======================      =====================


4.   NOTES RECEIVABLE

FluoroPharma, Inc.
------------------

     In December 2006, QuantRx advanced $250,000 to FluoroPharma, Inc. ("FluoroPharma") through an 8% promissory note due March 31, 2007. QuantRx has accrued interest of $986 for the year ended December 31, 2006. The note and any unpaid accrued interest will be credited against the next staged investment, which is expected to finalize in April 2007. FluoroPharma, Inc. is a privately held molecular imaging company based in Boston, Massachusetts, which is engaged in the discovery, development and commercialization of proprietary products for the positron emission tomography.

Rockland Technimed, Ltd.
------------------------

     In April 2006, QuantRx advanced $200,000 to Rockland Technimed, Ltd. ("Rockland") through a 7% convertible promissory note due twelve months from the date of issuance. Rockland, a privately held Delaware corporation, is a development stage company focused on the research and development of tissue viability imaging diagnostics using magnetic resonance imaging (MRI) scanners. This technology may be of interest to QuantRx as it is developed further. QuantRx has accrued interest of $9,917 for the year ended December 31, 2006. The note is convertible at QuantRx's discretion prior to maturity into 10% of Rockland's outstanding capital stock on a fully diluted and as converted basis. In the event of default, QuantRx has the option to receive 20% of Rockland's outstanding capital stock on a fully diluted and as converted basis to satisfy the note.

5.   INVESTMENTS

FluoroPharma, Inc.
------------------

     In March 2006, QuantRx purchased 1,096,170 shares of FluoroPharma common stock for a total purchase price of $1,566,023. Contemporaneously, QuantRx negotiated the purchase of an additional 300,000 shares from private investors for $429,000. As of December 31, 2006, QuantRx owned approximately 43.4% of the issued and outstanding capital stock of FluoroPharma. The investment in FluoroPharma is intended to strategically expand QuantRx's diagnostic platforms.

     Under the investment agreement, QuantRx has the option to acquire additional shares of FluoroPharma through a series of staged investments. Such staged investments will take the form of cash at increasing valuations upon FluoroPharma's achievement of certain milestones with respect to the successful completion of Phase I and Phase II FDA trials for certain compounds being developed by FluoroPharma. The final staged investment to wholly acquire FluoroPharma will be settled in QuantRx's common stock. Any subsequent investment in FluoroPharma by QuantRx will be consummated pursuant to the terms and subject to the conditions set forth in separate definitive agreements.

     The investment in FluoroPharma of $1,995,023 is accounted for in accordance with the equity method of accounting. Since FluoroPharma's liabilities exceeded assets on the date of investment, the entire investment is recorded as equity method goodwill. In accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," equity method goodwill is not amortized or tested for impairment in accordance with this standard. QuantRx reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," under which QuantRx would recognize an impairment loss when there is a loss in the value of the equity method goodwill which is deemed to be other than a temporary decline. No impairment was recognized for the year ended December 31, 2006.

     At December 31, 2006, FluoroPharma's condensed financial information was estimated as follows: total assets of $317,000; total liabilities of $565,000; and stockholders' deficit of $248,000. Expenses and net losses for the year ended December 31, 2006 were $1,675,000.

     In connection with the purchase, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. FluoroPharma has outstanding options and warrants which, if exercised together with the Company's option, would reduce the Company's ownership percentage to approximately 41.1% on a fully diluted and as converted basis.

Genomics USA, Inc.
------------------

     In May 2006, QuantRx purchased 112,875 shares of Genomics USA, Inc. ("GUSA") common stock for $200,000. As of December 31, 2006, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis. GUSA, a privately held Illinois corporation, is a technology company focused on the development of clinically optimized genome-based diagnostic microarray chips. This technology may strategically expand QuantRx's diagnostic platforms, and the Company intends to explore the possibility of further investment.

     QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company's impairment policy. No impairment was recognized for the year ended December 31, 2006.

6.   INTANGIBLE ASSETS

     Intangible assets as of the balance sheet dates consisted of the following:

                                     --------------------   -------------------
                                      December 31, 2006      December 31, 2005
                                     --------------------   -------------------
Intangibles:
Patents                              $            82,028     $         82,028
Patent under licensing                            50,000          -
Website development                                8,500          -
Less: accumulated amortization                    26,859               19,299
                                     --------------------    -----------------

Intangibles, net                     $           113,669     $         62,729
                                     ====================    =================

Patent under Licensing
----------------------

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

     The Company has capitalized this engagement fee and will amortize the capitalized cost over the expected term of the patent license agreement. Amortization of $2,500 in connection with this licensed patent was recognized in the year ended December 31, 2006. All royalties due pursuant to the terms of the agreement will be expensed as incurred. Impairment will be considered in accordance with the Company's impairment policy. No impairment was recognized as of December 31, 2006.

7.   CONVERTIBLE DEBT

     On February 15, 2006, QuantRx closed on $4,030,000 of 8% unsecured convertible promissory notes due December 31, 2006, to certain private accredited investors, of which $3,155,000 were issued in the first quarter of 2006, and $875,000 issued in the fourth quarter of 2005, respectively. Also, investors received vested warrants with a five year term to purchase an aggregate of 854,500 shares of QuantRx common stock at an exercise price of $1.50 (valued at $1,339,694), of which 723,250 warrants (valued at $1,131,663)
were issued in the first quarter of 2006, and 131,250 (valued at $208,031) issued in the fourth quarter of 2005, respectively.

     On December 6, 2006, QuantRx closed on a "qualified" financing which triggered the conversion of all outstanding convertible promissory notes and related accrued interest into shares of common stock pursuant to the terms of the notes. Additionally, in the third quarter of 2006, one note holder elected to convert his outstanding balance and related accrued interest into shares of common stock pursuant to the terms of the note. The aggregate outstanding principal balance of $4,030,000 and related accrued interest of $289,118 was converted in 2006 into 4,745,786 shares of common stock. Upon automatic conversion on December 6, 2006, note holders received warrants to purchase 1,408,037 with an exercise price of $1.50 and a term of three years.

     These convertible notes were automatically convertible into shares of QuantRx common stock upon completion of a "qualified" equity financing (or financings) with aggregate gross proceeds of at least $2,000,000. Under the terms of the convertible notes, holders of the notes were deemed to have tendered 110% of their aggregate outstanding principal balance and accrued interest for purchase of securities in the qualified equity financing, entitling the holders to all rights afforded to purchasers in such financing ("contingent embedded conversion option"). Alternatively, the convertible notes allowed the holders to convert their outstanding principal and accrued interest into common stock at a price of $1.00 per common share no earlier than six months after the issuance of the promissory notes ("embedded conversion option"). Either conversion resulted in the satisfaction of all of QuantRx's obligations under the convertible notes.

     In the event QuantRx did not complete a qualified financing and holders did not voluntarily convert, QuantRx was required to pay the outstanding principal balance and accrued and unpaid interest on December 31, 2006. Accrued interest was payable at QuantRx's option in cash or common stock.

     In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," QuantRx allocated $1,339,694 of the principal amount of the 8% convertible promissory notes to the warrants as original issue discount, which represented the relative fair value of the warrants at the dates of issuance.

     The embedded conversion options described above were not considered derivative instruments and were not required to be bifurcated pursuant to the scope exception in paragraph 11(a) of SFAS 133,"Accounting for Derivative Instruments and Hedging Activities," since they were indexed to QuantRx's stock and were classified as stockholders' equity. Equity classification of the embedded conversion options was met through the requirements of EITF 00-19, "Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company's Own Stock," paragraphs 12-32. QuantRx also concluded, pursuant to EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," that while the embedded conversion options were not required to be bifurcated, the instruments did contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion options. QuantRx measured the intrinsic value of the "embedded conversion option" ($3,697,444) based upon the effective conversion price, which is defined by EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," as the allocated proceeds divided by the number of shares to be received on conversion. The intrinsic value of this beneficial conversion feature was limited to the remaining allocated proceeds of $2,690,306, which represented gross proceeds less the relative fair value of $1,339,694 allocated to the detachable warrants. This amount was recorded as original issue discount, of which $2,023,337 relates to the convertible notes issued in the first quarter of 2006 and $666,969 relates to the notes issued in the fourth quarter of 2005. The remaining intrinsic value of $1,007,138 related to the embedded conversion feature represents the excess of the aggregate fair value of the instruments that the holder would receive at conversion over the proceeds received.

     The "contingent embedded conversion option" qualified as an embedded contingent conversion option in accordance with EITF 98-5 and 00-27 since execution of the automatic conversion feature was contingent upon a qualified equity financing and was not within the control of QuantRx. Upon automatic conversion, QuantRx measured the intrinsic value of the automatic conversion feature ($3,691,172) based upon the effective conversion price on December 6, 2006. The remaining intrinsic value of $1,034,244 related to the contingent embedded conversion feature represents the excess of the aggregate fair value of the instruments that the holders received at conversion over the proceeds received. This amount was not recognized, as QuantRx previously fully allocated the aggregate gross proceeds.

     In association with the issuance of these convertible notes, QuantRx issued warrants for services to purchase 135,680 shares of common stock at $1.50 per share valued at $214,564, of which 90,560 warrants valued at $143,049 were issued in the first quarter of 2006, with the remainder issued in the fourth quarter of 2005. QuantRx also incurred cash commissions of $223,600 in connection with the private placement to various placement agents resulting in total deferred debt offering cost of $438,164, of which $310,249 relates to the notes issued in the first quarter of 2006, with the remainder relating to notes issued in the fourth quarter of 2005.

     The fair value of the warrants issued to placement agents and the cash commissions have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors and the beneficial conversion feature and the deferred financing costs are being amortized to interest expense over the term of the convertible promissory notes in accordance with EITF 00-27, paragraph 19. Pursuant to the conversion of all outstanding convertible promissory notes, all previously unamortized deferred finance costs and debt discount was expensed in its entirety. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 8% convertible promissory notes was $4,724,335 for the year ended December 31, 2006 and $32,948 for the year ended December 31, 2005.

     The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants.

8.   COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

     The Company has operating leases for its office and research and development space, both of which have initial lease terms of five years. The corporate office lease contains an option for QuantRx to terminate the lease after the third year for a fee of $5,000. Certain leases contain rent escalation clauses that require higher rental payments in later years. Leases may also contain rent holidays, or free rent periods, during the lease term. Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets. Rent expense relating to our operating leases was $76,615 and $36,695 for the years ended December 31, 2006 and 2005, respectively. Minimum lease payments for the years 2007 through 2011 are as follows: $107,464; $111,988; $90,988; $46,365; and $35,550; and in the
aggregate are $392,355.

Income Taxes
------------

     The Company has retained an accounting firm to prepare all outstanding income tax returns. The Company has determined that due to operating losses and net loss carry forwards, there are no outstanding income tax liabilities.

Executive Employment Contracts
------------------------------

     The Company has entered into an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At December 31, 2006, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

Minimum Royalty Commitments
---------------------------

     QuantRx has a minimum royalty payment of $50,000 due in 2007 pursuant to a licensing agreement.

9.   INCOME TAXES

     At December 31, 2006 and 2005, the Company had deferred tax assets calculated at an expected blended rate of 38% of approximately $10,923,448 and $8,293,873 respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2006 and 2005.

     The significant components of the Company's deferred tax assets at December 31, 2006 and 2005 are as follows:

                                                                     2006                       2005
                                                          ----------------------- -------------------------
Net operating loss carryforwards                           $           9,382,821    $            8,293,873
Stock based expenses                                                   1,479,019               -
Research and development tax credit carryforwards                         61,608               -
                                                          ----------------------- -------------------------
Deferred tax asset                                                    10,923,448                 8,293,873
Deferred tax asset valuation allowance                              (10,923,448)               (8,293,873)
                                                          ----------------------- -------------------------
Net deferred tax asset                                     $          -            $           -
                                                          ======================= =========================

     At December 31, 2006, the Company has net operating loss carryforwards of approximately $24,691,635, which expire in the years 2007 through 2026. The net change in the allowance account was an increase of $2,629,575 for the year ended December 31, 2006.

10.  CAPITAL STOCK

Common Stock
------------

     The Company has authorized 75,000,000 shares of its common stock, $0.01 par value. The Company had issued and outstanding 37,378,080 and 18,239,773 shares of its common stock at December 31, 2006 and 2005, respectively.

     On December 6, 2006, QuantRx completed a private placement of 2,040,000 shares of common stock and warrants to purchase an aggregate of 612,000 shares of common stock at $1.50 per share to accredited investors for gross proceeds of $2,040,000 in cash. The Company issued warrants to purchase 131,500 shares of common stock at $1.00 per share valued at $188,045 and paid cash commissions of $105,200 in connection with the private placement to Legend Merchant Inc. Additionally, fees of $17,167 were paid to a law firm to act as escrow agent for this transaction. In conjunction with this transaction,

QuantRx converted $3,980,000 in convertible debt and related accrued interest of $286,874 into 4,693,542 common shares pursuant to the terms of the convertible debt. Upon conversion, the former debt holders also received warrants to purchase an aggregate of 1,408,037 shares of common stock at $1.50 per share.

     In the third quarter of 2006, QuantRx issued 52,244 common shares upon conversion of $50,000 convertible debt and related accrued interest of $2,244. The conversion was made at the holder's option pursuant to the terms of the convertible note.

     In the second quarter of 2006, 50,000 common shares were issued to CEOcast, Inc., an investor relations consulting firm, pursuant to a one-year consulting agreement. The common shares were valued at $1.30 per share, the closing price on the date of issuance, for a total valuation of $65,000. In the fourth quarter, the agreement with CEOcast was cancelled, resulting in the return and cancellation of 35,000 common shares valued at $45,500. The fair value of the remaining 15,000 common shares was $19,500, all of which was expensed in 2006 pursuant to the revised agreement.

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

     Effective February 13, 2006, holders of all outstanding shares of the Series A convertible preferred stock of QuantRx exercised their rights under the terms of the Series A preferred stock to convert all of their outstanding shares of Series A preferred stock into shares of QuantRx's common stock. Each share of Series A preferred stock was converted into 1.5 shares of QuantRx common stock, resulting in the issuance by QuantRx of 12,211,721 common shares. As of December 31, 2006, there are no shares of Series A preferred stock outstanding.

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

Preferred Stock
---------------

     The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value, with a conversion ratio of 1.5 common shares for each share of Series A preferred stock. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had issued and outstanding 0 and 8,141,147 shares of its Series A convertible preferred stock at December 31, 2006 and 2005, respectively.

     In the third quarter of 2005, a total of 1,024,012 preferred stock warrants were exercised and exchanged for 1,024,012 shares of Series A convertible preferred stock, $0.01 par value. The warrants were exercised at a price of $0.01 per share. In 2004, the Company received $10,240. Preferred stock was issued in the third quarter of 2005 in satisfaction of this liability.

11.  STOCK PURCHASE WARRANTS

Common Stock Warrants
---------------------

     On December 6, 2006, QuantRx completed a private placement of 2,040,000 shares of common stock and warrants valued at $771,120 to purchase an aggregate of 612,000 shares of common stock at $1.50 per share to accredited investors for gross proceeds of $2,040,000 in cash. The Company issued warrants to purchase 131,500 shares of common stock at $1.00 per share valued at $188,045. In conjunction with this transaction, QuantRx converted $3,980,000 in convertible debt and related accrued interest of $286,874 into 4,693,542 common shares pursuant to the terms of the convertible debt. Upon conversion, the former debt holders also received warrants to purchase an aggregate of 1,408,037 shares of common stock at $1.50 per share, valued at $1,774,127. The valuation placed on the warrants issued for services was deemed by the Company to be additional costs related to the issuance of common stock. The costs were therefore charged against additional paid-in capital and resulted in a memorandum entry only.

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

     In association with the issuance of convertible promissory notes in 2006, QuantRx issued warrants for services to purchase 90,560 shares of common stock at $1.50 per share valued at $143,049 and warrants to investors to purchase 723,250 shares of common stock at $1.50 valued at $1,131,663.

     In the first quarter of 2006 warrants to purchase 180,000 shares Series A preferred stock were submitted and exchanged for warrants to purchase 180,000 shares of common stock, with the same terms as the original warrants.

     In the first quarter of 2006, 85,800 common stock warrants were exercised and exchanged for 85,800 shares of common stock, $0.01 par value, resulting in proceeds to the Company of $57,430. The exercise prices ranged from $0.20 to $0.85.

     In association with the issuance of convertible promissory notes in 2005, QuantRx issued warrants for services to purchase 45,120 shares of common stock at $1.50 per share valued at $71,515 and warrants to investors to purchase 131,250 shares of common stock at $1.50 valued at $208,031.

     On November 8, 2005, the Company issued 100,000 common stock warrants with a five year term to purchase 100,000 shares of common stock at an exercise price of $2.00. The warrants were issued as payment for a consulting contract, and the fair value of $115,000 for these warrants was recorded as consulting expense.

     In 2005, 585,000 common stock warrants were exercised and exchanged for 585,000 shares of common stock, $0.01 par value, resulting in proceeds to the Company of $37,500. The exercise prices ranged from $0.01 to $0.50.

     On May 27, 2005, QuantRx closed an offering of its common stock, $0.01 par value, and warrants to purchase its common stock, through a private placement to accredited investors. Each investor received a five-year warrant to purchase an amount of common shares that equals 50% of the number of shares of common stock purchased by such investor in the offering. The exercise price of the warrants is $0.85 per share. A total of 1,085,996 common stock warrants were issued to purchase an aggregate of 1,085,996 shares of common stock in connection with the offering.

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

     The following is a summary of all common stock warrant activity during the two years ended December 31, 2006:

                                                              Number of             Exercise              Weighted
                                                            Shares Under            Price Per             Average
                                                              Warrants                Share            Exercise Price
                                                            --------------        --------------       ---------------
Warrants issued and exercisable at 12/31/04                     1,244,943      $   0.01 - 2.88       $      0.79
   Warrants granted                                             2,149,564          0.01 - 2.00              0.72
   Warrants expired                                             (145,570)          1.92 - 2.88              2.58
   Warrants exercised                                           (585,000)          0.01 - 0.50              0.06
                                                            --------------        --------------       ---------------
Warrants issued and exercisable at 12/31/05                     2,663,937          0.01 - 2.00              0.80
   Warrants granted                                             3,363,847          1.00 - 4.25              1.57
   Warrants expired                                              (87,500)          0.01 - 1.50              1.30
   Warrants exercised                                            (85,800)          0.20 - 0.85              0.67
                                                            --------------        --------------       ---------------
Warrants issued and exercisable at 12/31/06                     5,854,484      $   0.50 - 4.25       $      1.23
                                                            ==============        ==============       ===============

     The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2006:


                                                              Outstanding and Exercisable
                                   -----------------------------------------------------------------------------
                                                              Weighted Average
                                    Number of Shares         Remaining Contract            Weighted Average
         Exercise Price              Under Warrants             Life in Years               Exercise Price
------------------------------     --------------------    ------------------------    -------------------------

             $0.50                             956,873                        4.58     $                   0.50

              0.55                             217,198                        5.41                         0.55

              0.85                           1,040,196                        3.41                         0.85

              1.00                             131,500                        6.94                         1.00

              1.50                           3,010,217                        3.31                         1.50

              1.92                             130,000                        1.67                         1.92

              2.00                             318,500                        4.23                         2.00

              4.25                              50,000                        1.67                         4.25
                                   --------------------    ------------------------    -------------------------
                                             5,854,484                        2.94     $                   1.23
                                   ====================    ========================    =========================

     The Company used the Black-Scholes option price calculation to value the warrants granted in 2006 and 2005 using the following assumptions: risk-free rate of 4.93% and 3.78%; volatility of 1.70 and 1.85; actual term and exercise price of warrants granted.

Preferred Stock Warrants
------------------------

     Effective February 13, 2006, holders of all outstanding shares of the Series A convertible preferred stock of QuantRx exercised their rights under the terms of the Series A preferred stock to convert all of their outstanding shares of Series A preferred stock into shares of QuantRx's common stock. In connection with this transaction, warrants to purchase 180,000 shares
Series A preferred stock were submitted and exchanged for warrants to purchase 180,000 shares of common stock, with the same terms as the original warrants.

     In the third quarter of 2005, a total of 1,024,012 preferred stock warrants were exercised and exchanged for 1,024,012 shares of Series A convertible preferred stock, $0.01 par value. The warrants were exercised at a price of $0.01 per share. In 2004, the Company received $10,240. Preferred stock was issued during the third quarter of 2005 in satisfaction of this liability.

     The following is a summary of all preferred stock warrant activity during the two years ended December 31, 2006:

                                                                                    Exercise
                                                                                    Price Per             Weighted Average
                                                         Number of Shares             Share                Exercise Price
                                                         -----------------     -----------------     -------------------------
Warrants issued and exercisable at 12/31/04                 1,204,012          $   0.01 - 4.25       $          .79
   Warrants granted                                             -                       -                        -
   Warrants expired                                             -                       -                        -
   Warrants exercised                                      (1,024,012)                0.01                      0.01
                                                         -----------------     -----------------     -------------------------
Warrants issued and exercisable at 12/31/05                  180,000               1.92 - 4.25                  2.57
   Warrants granted                                             -                       -                        -
   Warrants expired                                             -                       -                        -
   Warrants exercised                                           -                       -                        -
   Warrants converted                                       (180,000)              1.92 - 4.25                  2.57
                                                         -----------------     -----------------     -------------------------
Warrants issued and exercisable at 12/31/06                     -              $        -            $           -
                                                         =================     =================     =========================


12.  COMMON STOCK OPTIONS

     In 2001, the Company adopted the 1994 Incentive and Non-Qualified Stock Option Plan, as amended in 2001, (hereinafter "the Plan") under which 5,100,000 shares of common stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Plan.

     Under the Plan, qualified options are available for issuance to employees of the Company and non-qualified options are available for issuance to consultants and advisors. The Plan provides that the exercise price of a qualified option cannot be less than the fair market value on the date of grant and the exercise price of a nonqualified option must be determined on the date of grant. Options granted under the Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant.

     In the fourth quarter of 2006, 12,500 non-qualified common stock options were granted to two directors and issued from the Company's Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $1.17, have a term of five years and vested immediately. The fair value of these options is $13,876.

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

     Pursuant to SFAS No. 123 (R), the fair value amounts will be accrued to compensation expense over the expected service terms, not to exceed the vesting period. The accrued compensation expense related to these options for the years ended December 31, 2006 and 2005 is $253,355 and $143,836, respectively.

     The following is a summary of all common stock option activity during the two years ended December 31, 2006:

                                                     Shares Under Options                 Weighted Average
                                                         Outstanding                       Exercise Price
                                                   -------------------------      -----------------------------

Outstanding at December 31, 2004                                    210,000       $                       2.28
   Options granted                                                1,000,000                               0.50
   Options forfeited                                              (150,000)                               2.80
   Options exercised                                                      -                                  -
                                                   -------------------------      -----------------------------
Outstanding at December 31, 2005                                  1,060,000                               0.53
   Options granted                                                  312,500                               1.46
   Options forfeited                                                      -                                  -
   Options exercised                                                      -                                  -
                                                   -------------------------      -----------------------------
Outstanding at December 31, 2006                                  1,372,500       $                       0.74
                                                   =========================      =============================


                                                                                          Weighted Average
                                                     Options Exercisable              Exercise Price Per Share
                                                   -------------------------      -----------------------------
Exercisable at December 31, 2005                           541,218                $             0.56
Exercisable at December 31, 2006                           801,045                $             0.58

     The following represents additional information related to common stock options outstanding and exercisable at December 31, 2006:

                                              Outstanding                                        Exercisable
                        --------------------------------------------------------    --------------------------------------
                                              Weighted
                                               Average
                               Remaining Weighted
                          Number of         Contract Life          Average           Number of         Weighted Average
Exercise Price              Shares            in Years          Exercise Price         Shares           Exercise Price
--------------------------------------------------------------------------------------------------------------------------
      $ 0.50                 1,000,000                8.34     $           0.50          703,545     $               0.50
      $ 1.00                    60,000                3.18                 1.00           60,000                     1.00
      $ 1.15                    75,000                9.57                 1.15                -                     1.15
      $ 1.17                    12,500                5.00                 1.17           12,500                     1.17
      $ 1.60                   225,000                9.26                 1.60           25,000                     1.60
                        ---------------    ----------------    -----------------    -------------    ---------------------
                             1,372,500                8.30     $           0.74          801,045     $               0.58
                        ===============    ================    =================    =============    =====================

     A summary of the status of the Company's nonvested stock options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

                                                                                       Weighted Average Grant
          Nonvested Stock Options                           Shares                        Date Fair Value
---------------------------------------------      -------------------------      -----------------------------
Nonvested at December 31, 2005                                      518,782       $                       0.30
   Options granted                                                  312,500                               1.46
   Options vested                                                 (259,827)                               0.46
   Options forfeited                                                      -                                  -
                                                   -------------------------      -----------------------------
Nonvested at December 31, 2006                                      571,455       $                       0.86
                                                   =========================      =============================

     As of December 31, 2006, there was approximately $358,910 of unrecognized compensation cost related to nonvested options. Weighted average period of nonvested stock options was 8.83 years as of December 31, 2006.

     The Company used the Black-Scholes option price calculation to value the warrants granted in 2006 and 2005 using the following assumptions: risk-free rate of 4.93% and 3.78%; volatility of 1.70 and 1.85; actual term and exercise price of warrants granted.

13.  NET LOSS PER SHARE

     Basic and diluted net loss per share are required to be computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net loss per share is calculated using the weighted average number of common shares outstanding for the period. A net loss was reported in each of the years ended December 31, 2006 and 2005. Stock options for the purchase of 1,372,500 and 1,060,000 common shares at December 31, 2006 and 2005, respectively, and common stock warrants for the purchase of 5,854,484 and 2,663,937 common shares at December 31, 2006 and 2005, respectively, were not included in net loss per share calculations, because to do so would have been antidilutive. In addition, shares of the Company's convertible preferred stock and warrants covering shares of the Company's convertible preferred stock, as well as convertible promissory notes, outstanding at December 31, 2005 were not included in net loss per share calculations because to do so would have been antidilutive.

14.  RELATED PARTY TRANSACTIONS

     A member of the Company's board of directors serves as a consultant to the Company on various business, strategic, and technical issues. The Company entered into a one year agreement in June 2005, and was extended for a term of one year upon its expiration on May 31, 2006. Fees paid and expensed under these agreements for these services by the Company during the year ended December 31, 2006 and 2005 were $48,000 and $28,000, respectively. In addition to the contract fees paid, reimbursable expenses totaling $10,000 and $506 were paid in 2006 and 2005, respectively.

     A member of the Company's board of directors was issued 500,000 common stock warrants in the first quarter of 2005, prior to his appointment to the Board. The warrants have an exercise price of $0.01. The warrants were issued pursuant to an agreement to secure financing for the Company.

     The Company had a temporary arrangement in which it leased office space from Trident Group, LLC, of which the current chief executive officer was a principal. In addition to a monthly rental payment for office space, the Company reimbursed Trident for related office expenses. The Company entered into the agreement in the second quarter of 2005 and terminated it in the third quarter of 2006. The total amount paid and expensed by the Company under this arrangement was $10,040 and $11,880 in 2006 and 2005, respectively.

     The Company had an agreement with Trident Group, LLC whereby a principal member of Trident provided various consulting services to the Company. The Company's current chief executive officer was a principal member of Trident, LLC. The Company entered into the agreement in the second quarter of 2005, prior to his appointment. The total amount of the contracted services was $10,000, and was expensed and paid in 2005. In addition to the fees, reimbursable expenses were also paid under this contract. The total amount paid for these expenses in 2005 was $11,776. This was a temporary arrangement while the Company was setting up its banking and credit card company, and payroll service company relationships.

     On November 8, 2005 the Company issued 100,000 common stock warrants with a five year term to purchase 100,000 shares of common stock at an exercise price of $2.00. The warrants were issued as payment for financial advisory services to a firm in which a more than 10% stockholder is affiliated. The fair value for these warrants was $115,000, of which $33,306 was expensed in the year ended December 31, 2005, with the remaining $81,694 recorded as prepaid consulting at December 31, 2005, and expensed in 2006 per the contract term.

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

15.  SUBSEQUENT EVENTS

Equity Financing
----------------

     On March 1, 2007, QuantRx completed a private placement of 3,532,500 shares of common stock and warrants valued at $1,243,087 to purchase an aggregate of 1,059,750 shares of common stock at $1.50 per share to accredited investors for gross proceeds of $3,532,500 in cash. The Company issued warrants to purchase 194,250 shares of common stock at $1.00 per share in total estimated to be valued at $277,778 and paid cash commissions of $155,400 in connection with the private placement to Legend Merchant Inc., and an additional $2,104 for related legal services.

FluoroPharma, Inc.
------------------

     In February 2007, QuantRx advanced $250,000 to FluoroPharma, Inc. through an 8% promissory note due May 16, 2007. The note and any unpaid accrued interest will be credited against the next staged investment. FluoroPharma, Inc. is a privately held molecular imaging company based in Boston, Massachusetts, which is engaged in the discovery, development and commercialization of proprietary products for the positron emission tomography.