Form 10QSB
period 2007-03-31
QUANTRX BIOMEDICAL CORP
filed 2007-05-15
CIK 820608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-17119

QUANTRX BIOMEDICAL CORPORATION

(Name of Small Business Issuer as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	33-0202574 (I.R.S. Employer Identification Number)

100 S. Main Street, Suite 300, Doylestown, PA 18901

(Address of Principal Executive Offices) (Zip Code)

(267) 880-1595

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares outstanding of the issuer’s common stock as of April 30, 2007 was 40,910,580.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.	Financial Statements

QUANTRX BIOMEDICAL CORPORATION

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,749,225	$1,256,912
Accounts receivable	33,097	—
Interest receivable	13,417	9,917
Interest receivable – related party	11,868	986
Prepaid expenses	412,367	113,386
Note receivable	200,000	200,000
Notes receivable – related party	700,000	250,000
Deposits	—	5,350
Total Current Assets	4,119,974	1,836,551
Investments	2,481,023	2,195,023
Property and equipment, net	216,016	156,823
Intangible assets, net	110,505	113,669
Security deposits	10,667	10,667
Total Assets	$6,938,185	$4,312,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$234,088	$244,863
Accrued expenses	39,987	41,692
Deferred revenue, current portion	83,333	83,333
Security deposit	2,000	—
Total Current Liabilities	359,408	369,888
Deferred revenue, long-term portion	355,736	376,569
Note payable	44,000	—
Total Liabilities	759,144	746,457
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock - $0.01 par value; 25,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock - $0.01 par value; 75,000,000 shares authorized; 40,910,580 and 37,378,080 shares issued and outstanding, respectively	409,105	373,780
Additional paid-in capital	37,328,917	33,706,733
Accumulated deficit	(31,558,981)	(30,514,237)
Total Stockholders’ Equity	6,179,041	3,566,276
Total Liabilities and Stockholders’ Equity	$6,938,185	$4,312,733

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues	$62,369	$12,841
Operating expenses:
Sales and marketing	43,715	84,978
General and administrative	507,426	222,827
Professional fees	305,909	259,709
Research and development	279,255	35,253
Depreciation and amortization	13,353	2,442
Total operating expenses	1,149,658	605,209
Loss from operations	(1,087,289)	(592,368)
Other income (expense):
Interest and dividend income	26,247	2,663
Interest expense	(452)	(64,459)
Rental income	2,750	—
Grant income	14,000	—
Amortization of debt discount to interest expense	—	(818,264)
Amortization of deferred financing costs to interest expense	—	(92,374)
Total other income (expense)	42,545	(972,434)
Loss before income taxes	(1,044,744)	(1,564,802)
Provision for income taxes	—	—
Net loss	$(1,044,744)	$(1,564,802)
Basic and diluted net loss per common share	$(0.03)	$(0.06)
Weighted average shares used in per share calculation:
Basic and diluted	38,594,830	24,661,539

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,044,744)	$(1,564,802)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	13,353	2,442
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	—	910,638
Non-cash stock-based compensation expense	32,513	16,613
Non-cash fair value of warrants issued for consulting	250,000	—
(Increase) decrease in:
Accounts receivable	(47,480)	(4,280)
Prepaid expenses	(298,980)	73,564
Deposits	5,350	—
Increase (decrease) in:
Accounts payable	29,828	75,663
Accrued expenses	(1,705)	20,400
Security deposits	2,000	—
Deferred revenue	(20,833)	—
Net cash used by operating activities	(1,080,698)	(469,762)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(109,985)	(6,282)
Cash paid for purchase of investments	(286,000)	(1,000,000)
Increase in note receivable – related party	(450,000)	—
Net cash used by investing activities	(845,985)	(1,006,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of cash issuance costs of $157,504	3,374,996	—
Proceeds from long-term note payable	44,000	—
Proceeds from exercise of warrants to common stock	—	57,430
Proceeds from issuance of convertible notes	—	3,155,000
Cash financing costs paid for issuance of convertible notes	—	(127,200)
Net cash provided by financing activities	3,418,996	3,085,230
Net increase in cash and cash equivalents	1,492,313	1,609,186
Cash and cash equivalents, beginning of period	1,256,912	990,523
Cash and cash equivalents, end of period	$2,749,225	$2,599,709
Supplemental cash flow disclosures:
Interest expense paid in cash	$452	$314
Income tax paid	$—	$—
Supplemental disclosure of non-cash activities:
Fair value of warrants issued to placement agents for debt financing costs	$—	$143,049
Fair value of warrants issued with convertible notes	$—	$1,131,663
Fair value of beneficial conversion derivative feature	$—	$2,023,337
Fair value of warrants issued with common stock	$1,243,087	$—
Fair value of warrants issued to placement agents for equity financing costs	$277,778	$—
Conversion of preferred stock to common stock	$—	$81,411
Decrease in payables related to purchase of fixed assets	$40,603	$—
Increase in payables related to debt financing costs	$—	$40,000

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2007

Description of Business

QuantRx Biomedical Corporation was incorporated on December 5, 1986 in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

QuantRx Biomedical Corporation (hereinafter “QuantRx” or the “Company”) is committed to the research, development, acquisition and commercialization, either directly or in collaboration with strategic partners, of medical diagnostic technology platforms. The Company’s strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third party partners while maintaining control over the manufacturing process.

The Company has developed two proprietary platforms: the Miniform, a disposable technology with current applications in the incontinence and hemorrhoid over-the-counter (OTC) markets; and, RapidSense, a rapid, point-of-care diagnostic technology. The Company also holds significant positions in FluoroPharma, Inc., a company developing diagnostic molecular imaging products for use in the PET - positron emission tomography – market, and Genomics USA, Inc., a company which is developing clinically optimized microarray technology.

1. Summary of Significant Accounting Policies

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

Operating results for the periods presented are not necessarily indicative of future results. These interim financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

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

Earnings per Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common stock equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of March 31, 2007, the Company had outstanding common stock options of 1,372,500 and common stock warrants of 7,308,484. The above options and warrants were deemed to be antidilutive for the three months ended March 31, 2007.

As of March 31, 2006, the Company had common stock options of 1,060,000, common stock warrants of 3,657,747, and convertible debt of $4,030,000 subject to beneficial conversion of 4,030,000 shares outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the three months ended March 31, 2006.

Accounting for Share-Based Payments

Effective January 1, 2005, QuantRx adopted SFAS No. 123 (R), “Share-Based Payments,” using the modified prospective method of application. SFAS 123 (R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes method in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R), which resulted in stock-based compensation expense for the three months ended March 31, 2007 and 2006 of $32,513 and $16,613, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates and applies to all entities with available-for-sale and trading securities. This statement is required in the first quarter of 2008. QuantRx has not yet evaluated the potential impact of these new requirements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to clarify how to measure fair value and to expand disclosures about fair value measurements. Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income or in accumulated comprehensive income for the period. QuantRx has not yet evaluated the potential impact of these new requirements.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of this interpretation has had no impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140.” This statement established the accounting for certain derivatives embedded in other instruments. This statement is effective for fiscal years beginning after September 15, 2006. Adoption of this statement has had no impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principles and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Adoption of this statement has had no impact on the Company’s financial position, results of operations, or cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“Topic 13”) and Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Revenue from licensing agreements is recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees that are not contingent on any future performance by us are recognized as revenue when revenue recognition criteria under Topic 13 and EITF 00-21 are met and the license term commences. Nonrefundable upfront fees, where we have an ongoing involvement or performance obligations, are recorded as deferred revenue and recognized as revenue over the life of the contract, the period of the performance obligation or the development period, whichever is appropriate in light of the circumstances.

Payments related to substantive, performance-based milestones in an agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Royalty revenue from licensed products will be recognized when earned in accordance with the terms of the license agreements.

2. Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	March 31, 2007	December 31, 2006
Prepaid expenses:
Prepaid consulting	$18,250	$73,000
Prepaid consulting – related party	359,210	—
Prepaid insurance	21,470	30,313
Prepaid legal	4,750	—
Prepaid rent	5,310	5,310
Prepaid travel	1,361	1,361
Other	2,016	3,402
Prepaid expenses	$412,367	$113,386
Property and equipment:
Computers and office furniture, fixtures and equipment	$91,752	$84,129
Machinery and equipment	65,519	37,104
Leasehold improvements	84,572	51,228
Less: accumulated depreciation	(25,827)	(15,638)
Property and equipment, net	$216,016	$156,823
Accrued expenses:
Professional fees	$30,000	$30,000
Other	9,987	11,692
Accrued expenses	$39,987	$41,692

3. Notes Receivable

FluoroPharma, Inc.

In February 2007 and December 2006, QuantRx advanced an aggregate of $500,000 to FluoroPharma, Inc. (“FluoroPharma”) through two $250,000, 8% promissory notes due May 16 and March 31, 2007, respectively. QuantRx accrued interest of $7,288 on these notes for the three months ended March 31, 2007. The principal balances and unpaid accrued interest were credited to the next staged investment, which finalized on April 13, 2007. FluoroPharma, Inc. is a privately held molecular imaging company based in Boston, Massachusetts, which is engaged in the discovery, development and commercialization of proprietary products for the positron emission tomography. See Notes 4 and 12 for additional information on FluoroPharma.

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (“GUSA”) through an 8% promissory note due April 8, 2007. QuantRx accrued interest of $3,595 on this note for the three months ended March 31, 2007. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms and QuantRx is currently exploring the possibility of further investment. See Note 4 for additional information on GUSA.

Rockland Technimed, Ltd.

In April 2006, QuantRx advanced $200,000 to Rockland Technimed, Ltd. (“Rockland”) through a 7% convertible promissory note due twelve months from the date of issuance. Rockland, a privately held Delaware corporation, is a development stage company focused on the research and development of tissue viability imaging diagnostics using magnetic resonance imaging (MRI) scanners. This technology may be of interest to QuantRx as it is developed further. QuantRx has accrued interest of $3,500 for the three months ended March 31, 2007. The note is convertible at QuantRx’s discretion prior to maturity into 10% of Rockland’s outstanding capital stock on a fully diluted and as converted basis. In the event of default, which would occur 30 days following the maturity date, QuantRx has the option to receive 20% of Rockland’s outstanding capital stock on a fully diluted and as converted basis to satisfy the note and accrued interest.

4. Investments

FluoroPharma, Inc.

In March 2006, QuantRx purchased 1,096,170 shares of FluoroPharma common stock for a total purchase price of $1,566,023. Contemporaneously, QuantRx negotiated the purchase of an additional 300,000 shares from private investors for $429,000. In February 2007, QuantRx purchased an additional 200,000 shares from private investors for $286,000. As of March 31, 2007, QuantRx owned approximately 49.6% of the issued and outstanding capital stock of FluoroPharma. The investment in FluoroPharma is intended to strategically expand QuantRx’s diagnostic platforms.

Under the initial investment agreement with FluoroPharma, QuantRx has the option to acquire additional shares of FluoroPharma through a series of staged investments. Such staged investments will take the form of cash at increasing valuations upon FluoroPharma’s achievement of certain milestones with respect to the successful completion of Phase I and Phase II FDA trials for certain compounds being developed by FluoroPharma. The final staged investment to wholly acquire FluoroPharma will be settled in QuantRx’s common stock. Any subsequent investment in FluoroPharma by QuantRx will be consummated pursuant to the terms and subject to the conditions set forth in separate definitive agreements. On April 13, 2007, QuantRx executed a common stock purchase agreement representing the next staged investment in accordance with the terms of the March 2006 investment agreement. See Note 12 for additional details.

The investment in FluoroPharma of $2,281,023 and $1,995,023 at March 31, 2007 and December 31, 2006, respectively, is accounted for in accordance with the equity method of accounting. Since FluoroPharma’s liabilities exceeded assets on the investment dates, each investment has been recorded as equity method goodwill. In accordance with Statement of Financial

Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” equity method goodwill is not amortized or tested for impairment in accordance with this standard. QuantRx reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” under which QuantRx would recognize an impairment loss when there is a loss in the value of the equity method goodwill which is deemed to be other than a temporary decline. No impairment was recognized for the three months ended March 31, 2007.

At March 31, 2007, FluoroPharma’s condensed financial information was estimated as follows: total assets of $187,000; total liabilities of $883,000; and stockholders’ deficit of $696,000. Expenses and net losses for the three months ended March 31, 2007 were $447,000.

In connection with the initial investment, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. FluoroPharma has outstanding options and warrants which, if exercised together with the Company’s option, would reduce the Company’s ownership percentage to approximately 42.9% on a fully diluted and as converted basis as of March 31, 2007.

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of March 31, 2007, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis.

QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized in the three months ended March 31, 2007.

5. Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2007	December 31, 2006
Intangibles:
Patents	$82,028	$82,028
Patent under licensing	50,000	50,000
Website development	8,500	8,500
Less: accumulated amortization	(30,023)	(26,859)
Intangibles, net	$110,505	$113,669

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years. Amortization expense totaled $3,164 and $1,206 for the three months ended March 31, 2007 and

2006, respectively. Impairment will be considered in accordance with the Company’s impairment policy. No impairment was recognized as of March 31, 2007.

6. Deferred Revenue

On July 7, 2006 (“the effective date”), QuantRx and Synova Healthcare, Inc. (“Synova”) entered into a distribution agreement pursuant to which Synova will act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. The initial term of the agreement commenced on the effective date and, unless sooner terminated as provided in the agreement, shall continue in effect for a period of five years following the month in which Synova makes first shipment of products to its initial customers. Management has estimated the effective term of the agreement to be six years from the effective date. The territory covered by the distribution agreement will be expanded to include Canada and Mexico if Synova meets specified minimum sales milestones during the first year of the distribution agreement’s term. Exclusivity is conditioned on Synova achieving specified minimum annual sales milestones.

QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement in 2006, which has been recorded as deferred revenue and is being amortized into revenue over the expected term of the agreement, which is six years.

QuantRx recognized revenue of $20,833 in the quarter ended March 31, 2007 in connection with the distribution agreement. As of March 31, 2007 deferred revenue related to the distribution agreement was $439,069, of which $83,333 is considered current.

7. Portland Development Commission

In February 2007, QuantRx received a $44,000 loan from the Portland Development Commission. The loan matures in 20 years and is interest free through March 1, 2010 and no payments are due until April 1, 2010. The terms of the promissory note stipulate that the interest rate will accrue beginning in March 1, 2010 at an annual rate between 1% and 8.5% based upon the level of compliance with certain employment milestones beginning in 2008.

Additionally, QuantRx received a $14,000 grant for qualified expenditures related to its research facility. QuantRx satisfied the grant terms and recorded the grant as other income in the first quarter of 2007.

8. Preferred Stock and Warrants

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had no issued and outstanding preferred stock at March 31, 2007 and 2006, respectively.

Effective February 13, 2006, holders of all outstanding shares of the Series A convertible preferred stock of QuantRx exercised their rights under the terms of the Series A preferred stock to convert all of their outstanding shares of Series A preferred stock into shares of QuantRx’s common stock. Each share of Series A preferred stock was converted into 1.5 shares of QuantRx’s common stock, resulting in the issuance by QuantRx of 12,211,721 common shares. As of the date hereof, there are no shares of Series A preferred stock outstanding. Additionally, warrants to purchase 180,000 shares of Series A preferred stock were submitted and exchanged for warrants to purchase 180,000 shares of common stock, with the same terms as the original warrants.

9. Common Stock, Options and Warrants

On March 1, 2007, QuantRx completed a private placement of 3,532,500 shares of common stock and warrants with a five-year term valued at $1,243,087 to purchase an aggregate of 1,059,750 shares of common stock at $1.50 per share to accredited investors for gross proceeds of $3,532,500 in cash. The Company issued warrants with a seven-year term to purchase 194,250 shares of common stock at $1.00 per share valued at $277,778 and paid cash commissions of $155,400 in connection with the private placement to Legend Merchant Inc., and an additional $2,104 for related legal services.

In the first quarter of 2007, QuantRx issued 200,000 common stock warrants with a five-year term to purchase 200,000 shares of common stock at an exercise price of $1.50. The warrants were issued pursuant to a financial advisory services agreement, and the fair value of $250,000 for these warrants will be expensed over the expected service term of four months.

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

Incentive and Non-Qualified Stock Option Plan

Pursuant to SFAS 123(R), the fair value of options granted under the Company’s Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. Total compensation cost related to the Incentive and Non-Qualified Stock Option Plan was $32,513 and $16,613 for the three months ended March 31, 2007 and 2006, respectively. No options were granted in the three months ended March 31, 2007 or 2006.

10. Related Party Transactions

On March 9, 2007 the Company issued 200,000 common stock warrants with a five year term to purchase 200,000 shares of common stock at an exercise price of $1.50. The warrants were issued as payment pursuant to a financial advisory services agreement with Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. The fair value of these warrants is $250,000 and will be expensed over the expected service term of four months. Additionally, cash compensation of $200,000 was paid pursuant to the terms of the agreement and will also be expensed over the expected four month service term.

A member of the Company’s board of directors serves as a consultant to the Company on various business, strategic, and technical issues. Fees paid and expensed for these services by the Company during the three months ended March 31, 2007 and 2006 were $12,000 and $12,000, respectively.

The Company had a temporary arrangement in which it leased office space from Trident Group, LLC, of which the current chief executive officer of the Company was a principal. In addition to a monthly rental payment for office space, the Company reimbursed Trident for related office expenses. The Company entered into the agreement in the second quarter of 2005 and terminated it in the third quarter of 2006. The Company expensed $3,723 under this arrangement for the three months ended March 31, 2006.

11. Commitments and Contingencies

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011. Some of these leases contain cancellation clauses, subject to a termination fee, and include allocations for common expenses subject to future adjustment. Rent expense related to operating leases was approximately $29,345 and $12,020 for the three months ended March 31, 2007 and 2006, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of March 31, 2007 are estimated as follows:

Remainder of 2007	$78,119
2008	111,988
2009	90,988
2010	46,365
2011	35,550
Total minimum payments	$363,010

In February 2007, the Company began sub-leasing research and development lab space under the noncancellable operating leases. The sublease terminates September 30, 2007; however, will automatically renew for one-year terms, not to exceed the term of QuantRx’s operating lease. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sub-lease revenue for the quarter ended March 31, 2007 was $2,750.

Executive Employment Contracts

The Company has entered into an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At March 31, 2007, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

Minimum Royalty Commitments

QuantRx has a minimum royalty payment of $50,000 due in the third quarter of 2007 pursuant to a licensing agreement.

12. Subsequent Events

Staged Investment in FluoroPharma, Inc.

On April 13, 2007, QuantRx and FluoroPharma closed the transactions contemplated by a “stage 2” investment agreement. Under the investment agreement QuantRx purchased 627,058 shares of common stock of FluoroPharma for $1,250,000, consisting of (i) cash payments aggregating $741,178 ($491,178 of which must be paid by QuantRx within 120 days after the closing) and (ii) cancellation in full of two promissory notes issued by FluoroPharma in favor of QuantRx in the aggregate principal amount of $500,000 and with accrued and unpaid interest of $8,822, for a total of $508,822.

The “stage 2” investment agreement was executed in accordance with the terms of the original investment agreement finalized in March 2006. Under the original investment agreement, FluoroPharma issued common stock and an option to QuantRx in exchange for a capital contribution, and QuantRx was given the right to acquire, at its option and in its sole discretion, a majority interest in FluoroPharma through a series of staged investments.

Immediately after the closing, QuantRx owned approximately 57.7% of the outstanding shares of common stock of FluoroPharma (50.1% on a fully diluted basis).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this filing. The following discussion (as well as statements in Item 1 above and elsewhere) contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties including, but not limited to, trends in the biotechnology, healthcare, and pharmaceutical sectors of the economy; competitive pressures and technological developments from domestic and foreign genetic research and development organizations which may affect the nature and potential viability of our business strategy; and private or public sector demand for products and services similar to what we plan to commercialize. We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Unless otherwise indicated or the context otherwise requires, all references in this report to “we,” “our,” “ours,” “us,” the “Company” or similar terms refer to QuantRx Biomedical Corporation, a Nevada corporation.

Overview

QuantRx Biomedical Corporation was incorporated on December 5, 1986 in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

QuantRx Biomedical Corporation is committed to the research, development, acquisition and commercialization, either directly or in collaboration with strategic partners, of medical diagnostic technology platforms. The Company’s strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third party partners while maintaining control over the manufacturing process.

The Company has developed two proprietary platforms: the Miniform, a disposable technology with current applications in the incontinence and hemorrhoid over-the-counter (OTC) markets and with potential future applications in specimen collection and drug delivery; and RapidSense, a rapid, point-of-care diagnostic technology. The Company also holds significant positions in FluoroPharma, Inc., a company developing diagnostic molecular imaging products for use in the PET - positron emission tomography – market, and Genomics USA, Inc., a company which is developing clinically optimized microarray technology.

In February 2007, QuantRx increased its position in FluoroPharma with a purchase of an additional 200,000 shares of common stock from private investors for $286,000. As of March 31, 2007, QuantRx owned approximately 49.6% of the issued and outstanding capital stock of FluoroPharma and approximately 42.9% on a fully diluted and as converted basis. QuantRx’s continued investment in FluoroPharma is intended to strategically expand QuantRx’s diagnostic platforms.

On April 13, 2007, QuantRx executed a common stock purchase agreement representing the next staged investment in accordance with the terms of the original March 2006 investment agreement. Under the “stage 2” agreement QuantRx purchased 627,058 shares of common stock of FluoroPharma for $1,250,000, consisting of (i) cash payments aggregating $741,178 ($491,178 of which must be paid by QuantRx within 120 days after the closing) and (ii) cancellation in full of two promissory notes issued by FluoroPharma in favor of QuantRx in the aggregate principal amount of $500,000 and with accrued and unpaid interest of $8,822, for a total of $508,822. The “stage 2” investment agreement was executed in accordance with the terms of the original investment agreement finalized in March 2006. Under the original investment agreement, FluoroPharma issued common stock and an option to QuantRx in exchange for a capital contribution, and QuantRx was given the right to acquire, at its option and in its sole discretion, a majority interest in FluoroPharma through a series of staged investments. Immediately after the closing, QuantRx owned approximately 57.7% of the outstanding shares of common stock of FluoroPharma (50.1% on a fully diluted basis).

Results of Operations

Net operating revenues for the three months ended March 31, 2007 and 2006 were $62,369 and $12,841, respectively. The increase in revenues of $49,528 is due to the recognition of $28,695 related to a short-term research and development agreement executed in February 2007 and $20,833 accreted from deferred revenue.

Other revenues in the quarter ended March 31, 2007 included a $14,000 governmental grant for qualified expenditures at our research facility and rental income of $2,750 for the subleasing of research and development lab space at our research facility.

Sales and marketing expense for the three months ended March 31, 2007 and 2006 was $43,715 and $84,978, respectively. The decrease of $41,263 primarily reflects a decrease in personnel expense and decreased business development costs.

General and administrative expense, including professional fees, for the three months ended March 31, 2007 and 2006 was $813,335 and $482,536, respectively. The increase of $330,799 primarily reflects an increase of $219,845 for additional Company personnel and related travel expenses. Additionally, professional fees increased $46,201, primarily related to increased public relations consulting service fees of $75,623 and financial advisory consulting service fees of $42,647, offset by decreased legal fees of $61,569.

Research and development expense for the three months ended March 31, 2007 and 2006, was $279,255 and $35,253. The increase of $244,002 primarily reflects an increase of $143,771 in technical consulting expenses and ongoing contracted product development, as well as an increase of $38,786 in supplies used for research and development.

The Company’s net loss for the three months ended March 31, 2007 and 2006 was $1,044,744 and $1,564,802, respectively. The decreased net loss is primarily due to a reduction in interest expense of $974,645 related to convertible promissory notes which were converted to common stock in December 2006. This decrease was partially offset by an increase in operating expenses of $544,449, which reflects additional costs related to the development and enhancement of our technology, staffing requirements, and expenses related to investor and public relations and financial advisory services.

Liquidity and Capital Resources

As of March 31, 2007, QuantRx had cash and cash equivalents of $2,749,225, as compared to cash and cash equivalents of $1,256,912 as of December 31, 2006. The net increase in cash of $1,492,313 for the three months ended March 31, 2007, is primarily attributed to a private placement of 3,532,500 shares of common stock and warrants valued at $1,243,087 to purchase an aggregate of 1,059,750 shares of common stock at $1.50 per share to accredited investors for gross proceeds of $3,532,500 in cash. This increase is partially offset by investments in common stock of FluoroPharma, Inc. of $286,000 and the advance of $450,000 through the issuance of a $200,000 8% convertible promissory note to Genomics USA, Inc. and a $250,000 8% convertible promissory note to FluoroPharma, Inc., as well as net operating cash used of $1,080,698. QuantRx has used its financing proceeds as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“Topic 13”) and Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Revenue from licensing agreements is recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees that are not contingent on any future performance by us are recognized as revenue when revenue recognition criteria under Topic 13 and EITF 00-21 are met and the license term commences. Nonrefundable upfront fees, where we have an ongoing involvement or performance obligations, are recorded as deferred revenue and recognized as revenue over the life of the contract, the period of the performance obligation or the development period, whichever is appropriate in light of the circumstances.

Payments related to substantive, performance-based milestones in an agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Royalty revenue from licensed products will be recognized when earned in accordance with the terms of the license agreements.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The accounting policies discussed below are considered by management to be the most important to the Company’s financial condition and results of operations, and require management to make its most difficult and subjective judgments due to the inherent uncertainty associated with these matters. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and adjusted when necessary. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions.

Impairment of Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We perform annual impairment tests of our equity method goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized but is subject to impairment tests based upon a comparison of the fair value of the entity and the carrying value of the entity’s net assets. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We determine whether the equity method goodwill and other intangible assets are impaired by comparing the respective fair values of the equity method goodwill and/or other intangible assets to their respective carrying values.

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

Share-based Payments

We grant options to purchase our common stock to our employees and directors under our stock option plan subject to the provisions of SFAS No. 123 (R), “Share-Based Payments.” Effective January 1, 2005, we use the fair value method to apply the provisions of SFAS No. 123 (R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS No. 123 (R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-QSB, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, will have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that the benefits of a control system must be considered relative to its cost. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of the date hereof, the Company has no pending or threatened litigation.

ITEM 2.	Unregistered Sales of Equity Securities, and Use of Proceeds

On March 9, 2007 the Company issued 200,000 common stock warrants with a five year term to purchase 200,000 shares of common stock at an exercise price of $1.50 under the exemption from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act or regulation D promulgated under the Securities Act. The warrants were issued as payment pursuant to a financial advisory services agreement with Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of outstanding shares of common stock, is a managing member. The fair value of these warrants is $250,000 and will be expensed over the expected four month service term of the agreement. Additionally, cash compensation of $200,000 was paid pursuant to the terms of the agreement and will also be expensed over the expected four month service term of the agreement.

There were no additional sales of unregistered securities other than as reported in prior reports on Form 8-K.

ITEM 3.	Defaults on Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Index

Exhibit	Description
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
*

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation
Date: May 15, 2007	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO
Date: May 15, 2007	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance