Form 10QSB
period 2007-06-30
QUANTRX BIOMEDICAL CORP
filed 2007-08-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 0-17119

QUANTRX BIOMEDICAL CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	33-0202574
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 S. Main Street, Suite 300, Doylestown, PA 18901

(Address of Principal Executive Offices)

(267) 880-1595

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

The number of shares of the issuer’s common stock outstanding as of August 1, 2007 was 40,910,580.

Transitional Small Business Disclosure Format (check one): Yes     No

PART I — FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS ‘‘ANTICIPATES,’’ ‘‘BELIEVES,’’ ‘‘EXPECTS,’’ ‘‘INTENDS,’’ ‘‘FORECASTS,’’ ‘‘PLANS,’’ ‘‘ESTIMATES,’’ ‘‘MAY,’’ ‘‘FUTURE,’’ ‘‘STRATEGY,’’ OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN ‘‘RISK FACTORS’’ IN OUR REGISTRATION STATEMENT ON FORM SB-2 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 13, 2007 AND OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006 FILED WITH THE SEC ON APRIL 2, 2007. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.    Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$915,999	$1,256,912
Accounts receivable	51,887	—
Interest receivable, net of allowance for bad debt of $14,000 and $0	—	9,917
Interest receivable – related party	9,031	986
Prepaid expenses	141,869	113,386
Note receivable, net of allowance for bad debt of $200,000 and $0	—	200,000
Notes receivable – related party	300,000	250,000
Deposits	2,090	5,350
Total Current Assets	1,420,876	1,836,551
Investments	200,000	2,195,023
Property and equipment, net	385,130	156,823
Intangible assets, net	2,248,694	113,669
Security deposits	10,667	10,667
Total Assets	$4,265,367	$4,312,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$512,662	$244,863
Accrued expenses	109,996	41,692
Deferred revenue, current portion	86,333	83,333
Security deposits	2,000	—
Total Current Liabilities	710,991	369,888
Deferred revenue, long-term portion	334,902	376,569
Notes payable	44,000	—
Total Liabilities	1,089,893	746,457
Commitments and Contingencies	—	—
Minority Interest	15,112	—
Stockholders’ Equity:
Preferred stock – $0.01 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock – $0.01 par value; 75,000,000 shares authorized; 40,910,580 and 37,378,080 shares issued and outstanding	409,105	373,780
Additional paid-in capital	37,564,978	33,706,733
Accumulated deficit	(34,813,721)	(30,514,237)
Total Stockholders’ Equity	3,160,362	3,566,276
Total Liabilities and Stockholders’ Equity	$4,265,367	$4,312,733

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (unaudited)	2006 (unaudited)	2007 (unaudited)	2006 (unaudited)
Revenues	$108,281	$12,841	$170,651	$25,682
Operating Expenses:
Sales and marketing	51,567	77,465	95,281	162,443
General and administrative	593,101	353,528	1,100,528	576,355
Professional fees	949,086	157,014	1,254,996	416,722
Research and development	722,878	225,037	1,002,133	260,290
Amortization	41,292	1,206	44,457	2,412
Depreciation	21,104	1,746	31,293	2,982
Total operating expenses	2,379,028	815,996	3,528,688	1,421,204
Loss from Operations	(2,270,747)	(803,155)	(3,358,037)	(1,395,522)
Other Income (Expense):
Interest and dividend income	28,363	19,279	54,611	21,941
Interest expense	(282)	(81,718)	(735)	(146,177)
Bad debt expense	(214,000)	—	(214,000)	—
Rental income	5,535	—	8,285	—
Grant income	—	—	14,000	—
Loss on equity investee	(267,608)	—	(267,608)	—
Amortization of debt discount to interest expense	—	(1,053,889)	—	(1,872,153)
Amortization of deferred financing costs to interest expense	—	(113,174)	—	(205,548)
Total Other Income (Expense)	(447,992)	(1,229,502)	(405,447)	(2,201,937)
Loss before Minority Interest and Income Taxes	(2,718,739)	(2,032,657)	(3,763,484)	(3,597,459)
Minority Interest	293,648	—	293,648	—
Provision for Income Taxes	—	—	—	—
Net Loss	$(2,425,091)	$(2,032,657)	$(3,469,836)	$(3,597,459)
Basic and Diluted Net Loss per Common Share	$(0.06)	$(0.07)	$(0.09)	$(0.13)
Weighted Average Shares Used in Per Share Calculation: Basic and diluted	40,910,580	30,564,217	39,759,102	27,629,183

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007 (unaudited)	2006 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,469,836)	$(3,597,459)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	75,750	5,394
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	—	2,077,701
Bad debt expense	214,000	—
Non-cash stock-based compensation expense	69,485	88,876
Expenses related to common stock warrants issued	91,675	—
Non-cash fair value of warrants and options issued for consulting	390,887	219,000
Non-cash fair value of common stock issued for consulting	—	65,000
Non-cash fair value of warrants issued for purchased R&D	—	100,010
Loss on equity investee	267,608	—
Minority interest	(293,648)	—
(Increase) decrease in:
Accounts receivable	(51,887)	(78)
Interest receivable	(12,128)	(2,917)
Prepaid expenses	71,497	(121,757)
Deposits	3,260	—
Increase (decrease) in:
Accounts payable	(12,812)	(1,936)
Accrued expenses	13,804	137,142
Security deposits	2,000	—
Deferred revenue	(38,667)	—
Net cash used by operating activities	(2,679,012)	(1,031,024)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(228,640)	(9,642)
Cash paid for purchase of investments	—	(200,000)
Cash paid for equity interest in FluoroPharma	(1,536,000)	(1,429,000)
Cash obtained from equity interest in FluoroPharma	764,223	—
Payment on note receivable from FluoroPharma	250,000	—
Increase in note receivable	—	(200,000)
Issuance of notes receivable – related party	(300,000)	—
Cash paid for license agreement	(15,000)	—
Cash paid for capitalized website development costs	(15,480)	—
Net cash used by investing activities	(1,080,897)	(1,838,642)

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	Six Months Ended June 30,
	2007 (unaudited)	2006 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of cash issuance costs of $157,504	3,374,996	—
Proceeds from long-term note payable	44,000	—
Proceeds from exercise of warrants to common stock	—	57,430
Repayment of loans payable	—	(8,500)
Proceeds from issuance of convertible notes	—	3,155,000
Cash financing costs paid for issuance of convertible notes	—	(223,600)
Net cash provided by financing activities	3,418,996	2,980,330
Net increase in cash and cash equivalents	(340,913)	110,664
Cash and cash equivalents, beginning of period	1,256,912	990,523
Cash and cash equivalents, end of period	$915,999	$1,101,187
Supplemental cash flow disclosures:
Interest expense paid in cash	$735	$445
Income tax paid	—	—
Supplemental disclosure of non-cash activities:
Fair value of warrants issued with common stock	$1,243,087	$—
Fair value of warrants issued to placement agents for equity financing costs	277,778	—
Fair value of convertible note beneficial conversion feature	—	2,023,337
Fair value of warrants issued with convertible notes	—	1,131,663
Fair value of warrants issued to placement agents for debt financing costs	—	143,049
Decrease in payables related to purchase of fixed assets	31,842	—
Increase in payables related to capitalized website development costs	14,220	—
Increase in payables related to investment in FluoroPharma	—	566,023
Conversion of preferred stock to common stock	—	81,411
Issuance of common stock to satisfy loans payable	—	20,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Description of Business

QuantRx Biomedical Corporation was incorporated on December 5, 1986 in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

In April 2007, QuantRx increased its ownership in FluoroPharma, Inc., a development-stage molecular imaging company, to 57.78% of outstanding capital stock, resulting in its consolidation effective April 1, 2007.

QuantRx Biomedical Corporation and its subsidiary (hereinafter ‘‘QuantRx’’ or the ‘‘Company’’) are committed to the research, development, acquisition, and commercialization, either directly or in collaboration with strategic partners, of medical diagnostic technology platforms. The Company’s strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third party partners while maintaining control over the manufacturing process.

The Company has developed two proprietary platforms: the Miniform, a disposable technology with current applications in the incontinence and hemorrhoid over-the-counter (OTC) markets and, RapidSense, a rapid, point-of-care diagnostic technology. The Company also holds a majority position in FluoroPharma, Inc., a company developing diagnostic molecular imaging products for use in the PET – positron emission tomography – market, and a significant position in Genomics USA, Inc., a company which is developing clinically optimized microarray technology.

1.    Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods reported. The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although QuantRx believes that the disclosures included herein are adequate to prevent the presented information from being misleading.

Operating results for the periods presented are not necessarily indicative of future results. These interim consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements, fair valuations of share-based payments, and fair valuations of acquired assets and liabilities. Actual results may differ from estimated amounts.

Earnings per Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, ‘‘Earnings per Share.’’ Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common stock equivalents such as options and warrants to purchase common stock, convertible preferred stock, and convertible notes, if applicable, that are outstanding. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of June 30, 2007, the Company had outstanding common stock options of 1,372,500 and common stock warrants of 7,544,484. The above options and warrants were deemed to be antidilutive for the three and six months ended June 30, 2007.

As of June 30, 2006, the Company had common stock options of 1,285,000, common stock warrants of 3,710,447, and convertible debt of $4,030,000 subject to beneficial conversion of 4,030,000 shares outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the three and six months ended June 30, 2006.

Accounting for Share-Based Payments

Effective January 1, 2005, QuantRx adopted SFAS No. 123 (R), ‘‘Share-Based Payments,’’ using the modified prospective method of application. SFAS No. 123 (R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes method in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R), which resulted in stock-based compensation expense related to employees of $36,972 and $69,485 (including $4,458 relating to subsidiary options) for the three and six months ended June 30, 2007, and $72,263 and $88,876 for the three and six months ended June 30, 2006, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (FASB) issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115.’’ This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates and applies to all entities with available-for-sale and trading securities. This statement is required in the first quarter of 2008. QuantRx has not yet evaluated the potential impact of these new requirements.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ to clarify how to measure fair value and to expand disclosures about fair value measurements. Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income or in accumulated comprehensive income for the period. QuantRx has not yet evaluated the potential impact of these new requirements.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,’’ which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of this interpretation has had no impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140.’’ This statement established the accounting for certain derivatives embedded in other instruments. This statement is effective for fiscal years beginning after September 15, 2006. Adoption of this statement has had no impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections,’’ which replaces Accounting Principles Board Opinion No. 20, ‘‘Accounting Changes’’, and SFAS No. 3,

‘‘Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28’’. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principles and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Adoption of this statement has had no impact on the Company’s financial position, results of operations, or cash flows.

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and, from April 1, 2007, its majority-owned subsidiary, FluoroPharma, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (‘‘SEC’’) Staff Accounting Bulletin Topic 13, ‘‘Revenue Recognition’’ (‘‘Topic 13’’) and Emerging Issues Task Force Issue (‘‘EITF’’) No. 00-21, ‘‘Revenue Arrangements with Multiple Deliverables.’’ Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Revenue from licensing agreements is recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees that are not contingent on any future performance by us are recognized as revenue when revenue recognition criteria under Topic 13 and EITF 00-21 are met and the license term commences. Nonrefundable upfront fees, where we have an ongoing involvement or performance obligations, are recorded as deferred revenue and recognized as revenue over the life of the contract, the period of the performance obligation, or the development period; contingent upon whichever is appropriate in light of the circumstances.

Payments related to substantive, performance-based milestones in an agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Royalty revenue from licensed products will be recognized when earned in accordance with the terms of the license agreements.

2.    Consolidation of FluoroPharma, Inc.

In March 2006, QuantRx purchased 1,096,170 shares of FluoroPharma common stock for a total purchase price of $1,566,023. Contemporaneously, QuantRx negotiated the purchase of an additional 300,000 shares from private investors for $429,000. In February 2007, QuantRx purchased an additional 200,000 shares from private investors for $286,000. On April 13, 2007, QuantRx and FluoroPharma closed the transactions contemplated by a ‘‘stage 2’’ investment agreement. Under the investment agreement, effective April 1, 2007, QuantRx purchased 627,058 shares of common stock of FluoroPharma for $1,250,000, consisting of (i) cash payments aggregating $741,178; and (ii) cancellation in full of two promissory notes issued by FluoroPharma in favor of QuantRx, in the aggregate principal amount of $500,000, and with accrued and unpaid interest of $8,822, for a total of $508,822. As a result of these equity purchases, QuantRx’s ownership in FluoroPharma exceeded 50%, requiring QuantRx to consolidate FluoroPharma. FluoroPharma, Inc. is a privately held molecular imaging company based in Boston, Massachusetts, engaged in the discovery, development, and commercialization of proprietary products for positron emission tomography. The investment in FluoroPharma is intended to strategically expand QuantRx’s diagnostic platforms.

As of June 30, 2007, QuantRx owned approximately 57.78% of the issued and outstanding capital stock of FluoroPharma. Effective April 1, 2007, FluoroPharma’s results of operations have been included in the accompanying consolidated financial statements.

The investment in FluoroPharma of $1,995,023 at December 31, 2006, and until the date of consolidation, was accounted for in accordance with the equity method of accounting. Since

FluoroPharma’s liabilities exceeded assets on the investment dates, each investment was recorded as equity method goodwill. In accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ equity method goodwill is not amortized or tested for impairment in accordance with this standard. QuantRx reviewed the equity method goodwill in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 18, ‘‘The Equity Method of Accounting for Investments in Common Stock,’’ under which QuantRx would have recognized an impairment loss had there been a loss in the value of the equity method goodwill which was deemed to be other than a temporary decline. No impairment was recognized through March 31, 2007.

QuantRx is not accounting for the acquisition of FluoroPharma’s equity as a business combination since FluoroPharma is a development-stage enterprise and did not meet the definition of a business in accordance with SFAS No. 141, ‘‘Business Combinations’’ and EITF 98-3, ‘‘Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.’’ As a result of the consolidation and pursuant to Accounting Research Bulletin (‘‘ARB’’) No. 51, ‘‘Consolidated Financial Statements,’’ effective April 1, 2007, QuantRx recognized previously unrecognized equity method losses relating to its investment in FluoroPharma of $829,648 attributable to 2006 as an adjustment to retained earnings, and $267,608 attributable to 2007 in the current period. These losses were previously unrecognized since APB No. 18 stipulated that the entire investment be treated as equity method goodwill with no equity loss or income recognized.

QuantRx’s aggregate investment in the equity of FluoroPharma of $3,531,023 was reduced at April 1, 2007 by the $1,097,256 in previously unrecognized equity method losses required to be recorded upon consolidation in accordance with ARB No. 51. The remaining investment balance of $2,433,767 at April 1, 2007 has been allocated upon consolidation based on fair value estimates as follows:

Cash	$764,223
Prepaid expenses	99,980
Property and equipment	62,802
Intangible assets	2,134,783
Current liabilities	(352,733)
Minority interests	(275,288)
$2,433,767

Acquired intangibles primarily consist of patent rights and technology licenses and are estimated to have a weighted average life of 15 years. Amortization expense in the second quarter of 2007 on these intangibles was $38,130.

Minority interests of $275,288 at April 1, 2007 resulted from the consolidation of FluoroPharma reflecting the interests held by third parties of FluoroPharma.

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

In connection with the initial investment, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. FluoroPharma has outstanding options and warrants which, if exercised together with the Company’s option, would reduce the Company’s ownership percentage to approximately 50.1% on a fully diluted and as converted basis as of June 30, 2007.

3.    Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	June 30, 2007	December 31, 2006
Prepaid expenses:
Prepaid consulting	$62,879	$73,000
Prepaid consulting – related party	47,541	—
Prepaid insurance	15,694	30,313
Prepaid press releases	7,492	—
Prepaid rent	5,310	5,310
Prepaid travel	1,361	1,361
Other	1,592	3,402
Prepaid expenses	$141,869	$113,386
Property and equipment:
Computers and office furniture, fixtures and equipment	$138,912	$84,129
Machinery and equipment	195,274	37,104
Leasehold improvements	92,233	51,228
Less: accumulated depreciation	(41,289)	(15,638)
Property and equipment, net	$385,130	$156,823
Accrued expenses:
Professional fees	$77,800	$30,000
Other	32,196	11,692
Accrued expenses	$109,996	$41,692

4.    Notes Receivable

FluoroPharma, Inc.

In February 2007 and December 2006, QuantRx advanced an aggregate of $500,000 to FluoroPharma through two $250,000, 8% promissory notes due May 16 and March 31, 2007, respectively. QuantRx accrued interest of $548 and $7,836 on these notes for the three and six months ended June 30, 2007. The principal balances and unpaid accrued interest were settled through a staged investment transaction; see Note 2.

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (‘‘GUSA’’) through an 8% promissory note due April 8, 2007. The note is currently convertible at QuantRx’s discretion into 10% of GUSA’s outstanding capital stock on a fully diluted and as converted basis. QuantRx is currently exploring the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note shall continue to accrue interest. QuantRx accrued interest of $3,989 and $7,584 on this note for the three and six months ended June 30, 2007. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms. See Note 5 for additional information on GUSA.

Rockland Technimed, Ltd.

In April 2006, QuantRx advanced $200,000 to Rockland Technimed, Ltd. (‘‘Rockland’’) through a 7% convertible promissory note due twelve months from the date of issuance. Rockland, a privately held Delaware corporation, is a development stage company focused on the research and development of tissue viability imaging diagnostics using magnetic resonance imaging (MRI) scanners. QuantRx has accrued interest of $583 and $4,083 for the three and six months ended June 30, 2007. The note is convertible at QuantRx’s discretion into 20% of Rockland’s outstanding capital stock on a fully diluted and as converted basis to satisfy the note and accrued interest. QuantRx ceased accruing interest as of the maturity date and established an allowance for bad debt in the amount equal to the principal balance and accrued interest, $214,000, as the Company attempts to resolve this matter.

5.    Investments

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of June 30, 2007, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis.

QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized in the three or six months ended June 30, 2007.

6.    Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	June 30, 2007	December 31, 2006
Intangibles:
Acquired intangibles	$2,149,784	$—
Patents	82,008	82,008
Patent under licensing	50,000	50,000
Website development	38,200	8,500
Less: accumulated amortization	(71,298)	(26,839)
Intangibles, net	$2,248,694	$113,669

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: acquired intangibles, 15 years (weighted average); patents, 17 years; patents under licensing, 10 years; website development costs, three years. Amortization expense totaled $41,292 and $44,457 for the three and six months ended June 30, 2007 and $1,206 and $2,412 for the three and six months ended June 30, 2006, respectively. Impairment will be considered in accordance with the Company’s impairment policy. No impairment was recognized as of June 30, 2007.

7.    Deferred Revenue

On July 7, 2006 (‘‘the effective date’’), QuantRx and Synova Healthcare, Inc. (‘‘Synova’’) entered into a distribution agreement pursuant to which Synova will act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. The initial term of the agreement commenced on the effective date and, unless sooner terminated as provided in the agreement, shall continue in effect for a period of five years following the month in which Synova makes first shipment of products to its initial customers. Management has estimated the effective term of the agreement to be six years from the effective date. The territory covered by the distribution agreement will be expanded to include Canada and Mexico if Synova meets specified minimum sales milestones during the first year of the distribution agreement’s term. Exclusivity is conditioned on Synova achieving specified minimum annual sales milestones.

QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement in 2006, which has been recorded as deferred revenue, and is being amortized into revenue over the expected term of the agreement, six years.

QuantRx recognized revenue of $20,834 and $41,667 in the three and six months ended June 30, 2007 in connection with the distribution agreement. As of June 30, 2007 deferred revenue related to the distribution agreement was $418,235, of which $83,333 is considered current.

8.    Portland Development Commission

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

9.    Preferred Stock and Warrants

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had no issued and outstanding preferred stock at June 30, 2007 and 2006, respectively.

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

10.    Common Stock, Options and Warrants

On March 1, 2007, QuantRx completed a private placement of 3,532,500 shares of common stock and warrants with a five-year term valued at $1,243,087 to purchase an aggregate of 1,059,750 shares of common stock at $1.50 per share to accredited investors for gross proceeds of $3,532,500 in cash. The Company issued warrants with a seven-year term to purchase 194,250 shares of common stock at $1.00 per share valued at $277,778, and paid cash commissions of $155,400 in connection with the private placement to Legend Merchant Inc., and an additional $2,104 for related legal services.

On June 1, 2007, the Company issued a warrant to L.G. Zangani, LLC in consideration of business development consulting services. The warrant has a term of five years and represents the right to purchase 6,000 shares of common stock at an exercise price of $1.15. The fair value of this warrant was calculated to be $6,120, of which $1,996 was expensed in the quarter ended June 30, 2007.

On April 30, 2007, the Company issued a warrant to SAC Financial Marketing, LLC in consideration of financial advisory and public relations consulting services performed through April 30, 2007. The warrant has a term of five years and represents the right to purchase 30,000 shares of common stock at an exercise price of $1.20. The fair value of this warrant was calculated to be $31,800 and was expensed in April 2007.

On April 16, 2007, the Company issued a warrant to Wolfe Axelrod Weinberger Associates, LLC in consideration of a financial advisory and public relations consulting services agreement with an initial one year term. The original agreement was modified June 20, 2007. The original warrant had a term of five years and represented the right to purchase 350,000 shares of common stock at an exercise price of $1.35 and vested ratably each month. The fair value of the original warrant was calculated to be $420,000. On June 20, 2007, the agreement was modified to have a two year initial term and the original warrant was cancelled. The warrant issued upon modification of the agreement has the same terms as the originally issued warrant other than it represents the right to purchase 150,000 shares of common stock at an exercise price of $0.95. The fair value of the modified warrant was calculated to be $126,000 on the modification date. The modified agreement stipulates that at the first anniversary of the modified agreement, the Company shall issue 200,000 common stock warrants with a term of five years and an exercise price equal to the closing price on that date. Consulting expense related to the issuance of these warrants was $59,875 in the quarter ended June 30, 2007.

On April 16, 2007 the Company issued common stock warrants with a five year term to purchase 50,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics to Dr. David Elmaleh, an executive officer of FluoroPharma, Inc., a subsidiary of the Company. The fair value of these warrants was calculated to be $60,000, and will be expensed over the initial year of the agreement. The term of the agreement is two years unless terminated with or without cause by either party with fourteen days notice, and stipulates additional compensation in the form of 25,000 common stock warrants with an exercise price of $1.35 due on the first and second anniversary dates of the agreement, provided the consultant is still under contract on those dates. Consulting expense related to the issuance of these warrants was $12,459 in the quarter ended June 30, 2007.

In the first quarter of 2007, QuantRx issued 200,000 common stock warrants with a five-year term to purchase 200,000 shares of common stock at an exercise price of $1.50. The warrants were issued pursuant to a financial advisory services agreement, and the fair value of $250,000 for these warrants will be expensed over the expected service term of four months. Consulting expense related to these warrants was $199,560 and $250,000 for the three and six months ended June 30, 2007, respectively.

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

Incentive and Non-Qualified Stock Option Plan

Pursuant to SFAS 123(R), the fair value of options granted under the Company’s Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. Total compensation cost related to the Incentive and Non-Qualified Stock Option Plan was $32,513 and $65,027 for the three and six months ended June 30, 2007, and $72,263 and $88,876 for the three and six months ended June 30, 2006, respectively. No options were granted in the three or six months ended June 30, 2007. In the second quarter of 2006, a total of 225,000 qualified common stock options were granted to executive officers and issued from the Company’s Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $1.60, and have a term of ten years. Of the options granted in the second quarter, 25,000 vested immediately, with the remaining 200,000 vesting when certain sales milestones have been reached. The Company estimates that these milestones will be reached over a five-year period. The options were valued using the fair value method as prescribed by SFAS No. 123(R), resulting in a total value associated with these options of $357,750.

11.    Related Party Transactions

On April 16, 2007 the Company issued common stock warrants with a five year term to purchase 50,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics, to Dr. David Elmaleh, an executive officer of FluoroPharma, Inc., a subsidiary of the Company. The fair value of these warrants was calculated to be $60,000. The term of the agreement is two years unless terminated with or without cause by either party with fourteen days notice, and stipulates additional compensation in the form of 25,000 common stock warrants with an exercise price of $1.35 due on the first and second anniversary dates of the agreement, provided the consultant is still under contract on those dates.

In April 2007, the Company advanced $100,000 to Dr. David Elmaleh, an executive officer of FluoroPharma, Inc., a subsidiary of the Company, through a 6% promissory note due December 31, 2007. The Company accrued interest of $1,447 on this note for the three months ended June 30, 2007.

On March 9, 2007, the Company issued 200,000 common stock warrants with a five year term to purchase 200,000 shares of common stock at an exercise price of $1.50. The warrants were issued as payment pursuant to a financial advisory services agreement with Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. The fair value of these warrants is $250,000 and will be expensed over the expected service term of four months. Additionally, cash compensation of $200,000 was paid pursuant to the terms of the agreement and will also be expensed over the expected four month service term.

A member of the Company’s board of directors serves as a consultant to the Company on various business, strategic, and technical issues. Fees paid and expensed for these services by the Company during the three and six months ended June 30, 2007 and 2006, were $12,000 and $24,000, respectively.

The Company had a temporary arrangement in which it leased office space from Trident Group, LLC, of which the current chief executive officer of the Company was a principal. In addition to a monthly rental payment for office space, the Company reimbursed Trident for related office expenses. The Company entered into the agreement in the second quarter of 2005 and terminated it in the third quarter of 2006. The Company expensed $4,415 and $8,137 under this arrangement for the three and six months ended June 30, 2006, respectively.

12.    Commitments and Contingencies

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011. Some of these leases contain cancellation clauses subject to a termination fee and include allocations for common expenses subject to future adjustment. Rent expense related to operating leases was approximately $29,749 and $59,094 for the three and six months ended June 30, 2007 and $11,604 and $23,625 for the three and six months ended June 30, 2006, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of June 30, 2007 are estimated as follows:

Remainder of 2007	$54,553
2008	111,988
2009	90,988
2010	46,365
2011	35,550
Total minimum payments	$339,444

In February 2007, the Company began sub-leasing research and development lab space under the noncancellable operating leases. The sublease terminates September 30, 2007; however, it will automatically renew for one-year terms, not to exceed the term of QuantRx’s operating lease. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sub-lease revenue for the three and six months ended June 30, 2007 was $5,535 and $8,285, respectively.

Executive Employment Contracts

The Company has entered into an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At June 30, 2007, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

Other

As of June 30, 2007 the Company had commitments related to clinical trials of approximately $150,000.

13.    Subsequent Events

In August 2007, 38,100 common stock warrants were exercised and exchanged for 38,100 shares of our common stock, $0.01 par value, resulting in proceeds to the Company of $20,955. The exercise price for these warrants was $0.55.

In August 2007, QuantRx initiated a limited warrant exercise inducement targeting a handful of large warrant holders who have expressed an interest to participate. The inducement is a reduction in the exercise price from $1.50 to $0.75 to a limited number of warrant holders who acquired the warrants in conjunction with prior common stock purchases. As of August 9, 2007, 421,654 common stock warrants were exercised and exchanged for 421,654 shares of our common stock, $0.01 par value, for total proceeds of $316,240.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition should be read in conjunction with the consolidated financial statements, and notes to the consolidated financial statements, included elsewhere in this filing. The following discussion (as well as statements in Item 1 above and elsewhere) contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties including, but not limited to, trends in the biotechnology, healthcare, and pharmaceutical sectors of the economy; competitive pressures and technological developments from domestic and foreign genetic research and development organizations which may affect the nature and potential viability of our business strategy; and private or public sector demand for products and services similar to what we plan to commercialize. We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Unless otherwise indicated or the context otherwise requires, all references in this report to ‘‘we,’’ ‘‘our,’’ ‘‘ours,’’ ‘‘us,’’ the ‘‘Company,’’ or similar terms, refer to QuantRx Biomedical Corporation, a Nevada corporation, and its subsidiary.

Overview

QuantRx Biomedical Corporation was incorporated on December 5, 1986 in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

In April 2007, QuantRx increased its ownership in FluoroPharma, Inc., a development-stage molecular imaging company, to 57.78% of outstanding capital stock, resulting in its consolidation effective April 1, 2007.

QuantRx Biomedical Corporation and its subsidiary are committed to the research, development, acquisition and commercialization, either directly or in collaboration with strategic partners, of medical diagnostic technology platforms. The Company’s strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third party partners while maintaining control over the manufacturing process.

The Company has developed two proprietary platforms: the Miniform, a disposable technology with current applications in the incontinence and hemorrhoid over-the-counter (OTC) markets, and with potential future applications in specimen collection and drug delivery; and RapidSense, a rapid, point-of-care diagnostic technology. The Company also holds a majority position in FluoroPharma, Inc., a company developing diagnostic molecular imaging products for use in the PET – positron emission tomography – market, and a significant position in Genomics USA, Inc., a company which is developing clinically optimized microarray technology.

FluoroPharma, Inc.

In March 2006, QuantRx purchased 1,096,170 shares of FluoroPharma common stock for a total purchase price of $1,566,023. Contemporaneously, QuantRx negotiated the purchase of an additional 300,000 shares from private investors for $429,000. In February 2007, QuantRx purchased an additional 200,000 shares from private investors for $286,000. On April 13, 2007, QuantRx and FluoroPharma closed the transactions contemplated by a ‘‘stage 2’’ investment agreement. Under the investment agreement, effective April 1, 2007, QuantRx purchased 627,058 shares of common stock of FluoroPharma for $1,250,000, consisting of (i) cash payments aggregating $741,178, and (ii) cancellation in full of two promissory notes issued by FluoroPharma in favor of QuantRx in the aggregate principal amount of $500,000, and with accrued and unpaid interest of $8,822, for a total of $508,822. As a result of these equity purchases, QuantRx’s ownership in FluoroPharma exceeded 50%, requiring QuantRx to consolidate FluoroPharma. FluoroPharma, Inc. is a privately held molecular imaging company based in Boston, Massachusetts, which is engaged in the discovery, development, and commercialization of proprietary products for the positron emission tomography (PET). The investment in FluoroPharma is intended to strategically expand QuantRx’s diagnostic platforms.

As of June 30, 2007, QuantRx owned approximately 57.78% of the issued and outstanding capital stock of FluoroPharma. Effective April 1, 2007, all results of operations have been included in the accompanying consolidated financial statements.

FluoroPharma is developing proprietary molecular diagnostic imaging products for use in the PET market. Initial focus is the development of novel PET imaging agents – CardioPET, BFPET and VasoPET – for efficient detection and assessment of acute and chronic forms of coronary artery disease, with additional application in the broader cardiovascular, oncology and neurology arenas. The agents rapidly target either the myocardial cells within the heart or the vulnerable plaque within the coronary arteries and, combined with PET scanning, provide a non-invasive, highly specific and efficient assessment of heart metabolism and physiology.

CardioPET is a novel cardiac viability imaging agent in development that allows acute and chronic coronary artery disease to be assessed while patients are at rest. Following filing of an Investigational New Drug application with the FDA, CardioPET Phase I clinical trials commenced in 2006.

BFPET is a novel cardiovascular blood flow imaging agent in development that allows for detection of restricted blood flow and oxygen to the heart (cardiac ischemia). VasoPet is the PET agent in development selectively targeting inflamed or vulnerable atherosclerotic plaque.

Lateral Flow Diagnostics

QuantRx has developed a patented RapidSense® technology – a one-step lateral flow test with unique features such as: positive read indication for Drugs of Abuse, improved sensitivity, and the ability to read both large and small molecules. The rapid, disposable and point-of-care diagnostic technology is ideal for collection of either urine or oral fluids.

QuantRx also has a patented technology based on an innovative oral fluid collection device specifically designed for lateral flow tests – the only one-step oral fluid testing device now on the market developed by QuantRx for use with its patented RapidSense technology. This distinctive collection device has applications in the growing market of oral sample collections for issues ranging from drug-abuse testing, gathering biological evidence for criminal investigation, and screening for numerous communicable diseases including HIV/AIDS and other STDs.

The QuantRx device – an industry first – incorporates a removable barrier that prevents test chemicals from washing into the oral cavity during the collection process, and allows the controlled start of the test or tests within the device. Because the QuantRx device is designed for either single or multiple tests using the same sample, it is ideal for emerging drugs of abuse analyses and testing for a range of communicable diseases. The patented technology has a feature that provides a more secure ‘‘chain of custody’’ system, helping to ensure the identity and integrity of a specimen from collection through the reporting of test results.

QuantRx is in the process of filing for clearance from the U.S. Food and Drug Administration (‘‘FDA’’) to market several tests for drugs of abuse as well as a test for FSH – follicle stimulating hormone. QuantRx plans to expand its 510(k) portfolio as well as new intellectual property.

The technology has strong potential and numerous possible applications. For this reason, QuantRx is pursuing collaborative research and development and original equipment manufacturer (OEM) relationships with companies and organizations interested in exploring new and existing analytes to drive the development of new products for the diagnostic marketplace to advance healthcare worldwide.

Miniform PADs for Diagnosis and Treatment

The Miniform PAD is a QuantRx-patented technology that provides the basis for a line of products that address an array of consumer health issues including: temporary relief of hemorrhoid discomfort, feminine incontinence, drug delivery, and medical sample collection for diagnostic testing.

The QuantRx Miniform PAD is fully biodegradable and flushable, making it convenient and easy to use, and naturopathic, addressing the growing trend in medicine to turn to products that seek to improve health and treat disease chiefly by assisting the body’s innate capacity to recover from illness and injury.

The Company plans to market its initial PAD-based products, scheduled for introduction in 2007, under the QuantRx Unique® and QuantRx inSync® brands through various distribution arrangements. Addressing the over-the-counter market for hemorrhoid pain relief medication and supplies, QuantRx Unique incorporates technology licensed from the Procter & Gamble Company. The proprietary Unique, the only product intended for daily hemorrhoid treatment, is distinctive in that it is the only PAD-based hemorrhoid-treatment product in a segment of the healthcare market that has experienced little or no innovation in decades.

The QuantRx inSync Miniforms – treated and untreated – are over-the-counter feminine incontinence products, an alternative to pads and liners for light flow urine incontinence, or daily feminine hygiene needs.

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

QuantRx PadKit® was developed on the basis of clinical research indicating that the Miniform may also be an ideal diagnostic sample collection device. When coupled with a simple transport kit, it allows patients to take their own samples which are sent to a laboratory for analysis and diagnosis, as well as screening for drug use, genetic conditions, and disease. QuantRx holds several patents covering this application and plans to commercialize products it may develop under this patent under the QuantRx PadKit trademark. Commercialization requires extensive clinical testing prior to submission to the FDA for marketing approval.

The Company is exploring the potential combination of the Miniform PAD sample-collection capability with the microarray technology of its affiliate company, Genomics USA, to bring to market a diagnostic tool for female tissue sampling, specifically testing for colon cancer and HPV, or human papillomavirus, a virus that causes cervical cancer.

Genome-based Diagnostic Microarray Chips

Forming the basis of next-generation point-of-care diagnostic technology is the clinically optimized microarray technology of the QuantRx affiliate company, Genomics USA. Population-scale typing of HLA – human leukocyte antigen, a substrate of the genome – is the initial focus, resulting in the ability to detect disorders related to the immune system.

An initial application for this HLA-based ‘‘laboratory on a chip’’ is in vaccine development and personalized vaccine delivery; essentially determining a vaccine’s effectiveness for a particular individual. Additional applications include tissue transplantation, stem cell therapeutics, and personalized treatment for autoimmune diseases and microbial infection.

Results of Operations

Net operating revenues for the three months ended June 30, 2007 and 2006, were $108,281 and $12,841, respectively. Net operating revenues for the six months ended June 30, 2007 and 2006, were $170,651 and $25,682, respectively. The increase in revenues of $95,440 for the quarter and $144,969 for the six months is due to revenues of $74,607 and $103,303 related to short-term research and development agreements, and $20,833 and $41,666 accreted from deferred revenue.

Other revenues in the three and six months ended June 30, 2007 included rental income of $5,535 and $8,285, respectively, for the subleasing of research and development laboratory space at our research facility and, in the first quarter, a $14,000 governmental grant for qualified expenditures at our research facility.

Sales and marketing expense for the three months ended June 30, 2007 and 2006, was $51,567 and $77,465, respectively, and for the six months ended June 30, 2007 and 2006, was $95,281 and $162,443. The decrease of $25,898 and $67,162 for the three and six months ended June 30, 2007 primarily reflects a decrease in personnel expense and decreased business development costs.

General and administrative expense, including professional fees, for the three months ended June 30, 2007 and 2006, was $1,542,187 and $510,542, respectively, and for the six months ended June 30, 2007 and 2006, was $2,355,524 and $993,077, respectively. The increase of $1,031,645 for the quarter ended June 30, 2007 is primarily attributed to an increase in professional fees of $792,072 and the consolidation of FluoroPharma’s financial results. The increase of $1,362,447 for the six months ended June 30, 2007 is primarily attributed to the factors previously discussed, as well as an increase in personnel expenses.

Research and development expense for the three months ended June 30, 2007 and 2006, was $722,878 and $225,037, respectively, and for the six months ended June 30, 2007 and 2006, was $1,002,133 and $260,290, respectively. The increase of $497,841 for the quarter ended June 30, 2007 is primarily attributed to the consolidation of FluoroPharma’s financial results and their expenses related to clinical trials, as well as to the hiring of additional research and development personnel. The increase of $741,843 for the six months ended June 30, 2007 is primarily attributed to the factors previously discussed, as well as increased contract research and development costs.

The Company’s net loss for the three months ended June 30, 2007 and 2006, was $2,425,091 and $2,032,657, respectively, and for the six months ended June 30, 2007 and 2006, was $3,469,836 and $3,597,459, respectively. The increased net loss for the quarter ended June 30, 2007 of $392,434 is primarily due to an increase in professional fees of $792,072, increased administrative and research and development personnel costs, and the effects of the consolidation of FluoroPharma. This increase was partially offset by an adjustment to our consolidated group income of $293,648 reflecting the minority interests held by third parties of FluoroPharma, as well as a reduction in interest expense of $1,248,558 related to convertible promissory notes which were converted to common stock in December 2006. The decreased net loss for the six months ended June 30, 2007 of $127,623 primarily relates to a reduction in interest expense of $2,223,433, offset by an increase in professional fees of $838,274, as well as the additional factors previously discussed.

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash and cash equivalents of $915,999, as compared to cash and cash equivalents of $1,256,912 as of December 31, 2006. The net decrease in cash of $340,913 for the six months ended June 30, 2007, is primarily attributed to net operating cash used of $2,679,012, the issuance of a $200,000 8% convertible promissory note to Genomics USA, Inc., and $228,640 for purchased fixed assets, primarily offset by the private placement of 3,532,500 shares of common stock and warrants to accredited investors for gross proceeds of $3,532,500 in cash.

QuantRx has used its financing proceeds, as well as its revenues, to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

In the future, QuantRx expects to expand operations with the use of additional financing and increased revenues from operations. In August 2007, QuantRx initiated a limited warrant exercise inducement, which reduced the exercise price of certain outstanding warrants from $1.50 to $0.75, targeting a handful of large warrant holders who have expressed an interest to participate. See Note 13, ‘‘Subsequent Events,’’ in the notes to the consolidated financial statements included with this filing for additional details. As of August 9, 2007, 421,654 common stock warrants were exercised and exchanged for 421,654 shares of our common stock, $0.01 par value, for total proceeds of $316,240 pursuant to this inducement. Additionally, the Company has initiated a private placement which is expected to finalize in September 2007. The combined proceeds of these transactions is anticipated to be approximately $3,000,000.

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13, ‘‘Revenue Recognition’’ (‘‘Topic 13’’) and EITF No. 00-21, ‘‘Revenue Arrangements with Multiple Deliverables.’’ Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The accounting policies discussed below are considered by management to be the most important to the Company’s financial condition and results of operations, and require management to make its most difficult and subjective judgments due to the inherent uncertainty associated with these matters. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and adjusted when necessary. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions.

Impairment of Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives, and whether or not these assets are impaired, involves significant judgments related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We perform annual impairment tests of our equity method goodwill and other intangible assets in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets.’’ Under SFAS No. 142, goodwill is not amortized but is subject to impairment tests based upon a comparison of the fair value of the entity and the carrying value of the entity’s net assets. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We determine whether the equity method goodwill and other intangible assets are impaired by comparing the respective fair values of the equity method goodwill and/or other intangible assets to their respective carrying values.

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

Share-based Payments

We grant options to purchase our common stock to our employees and directors under our stock option plan subject to the provisions of SFAS No. 123 (R), ‘‘Share-Based Payments.’’ Effective January 1, 2005, we use the fair value method to apply the provisions of SFAS No. 123 (R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS No. 123 (R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes.

Upon adoption of SFAS No. 123 (R), we began estimating the value of stock option awards on the date of grant using a Black-Scholes pricing model (Black-Scholes model). The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and risk-free interest rate. If factors change and we employ different assumptions in the application of SFAS No. 123 (R) in future periods, the compensation expense that we record under SFAS No. 123 (R) may differ significantly from what we have recorded in the current period.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us.

ITEM 3.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2007.

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

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings.

As of the date hereof, the Company has no pending or threatened litigation.

ITEM 2.    Unregistered Sales of Equity Securities, and Use of Proceeds

On June 1, 2007, the Company issued a warrant to L.G. Zangani, LLC in consideration of business development consulting services. The warrant has a term of five years and represents the right to purchase 6,000 shares of common stock at an exercise price of $1.15. The fair value of this warrant was calculated to be $6,120.

On April 30, 2007, the Company issued a warrant to SAC Financial Marketing, LLC in consideration of financial advisory and public relations consulting services performed through April 30, 2007. The warrant has a term of five years and represents the right to purchase 30,000 shares of common stock at an exercise price of $1.20. The fair value of this warrant was calculated to be $31,800.

On April 16, 2007, the Company issued a warrant to Wolfe Axelrod Weinberger Associates, LLC in consideration of a financial advisory and public relations consulting services agreement with an initial one year term. The original agreement was modified June 20, 2007. The original warrant had a term of five years and represented the right to purchase 350,000 shares of common stock at an exercise price of $1.35 and vested ratably each month. The fair value of the original warrant was calculated to be $420,000. On June 20, 2007, the agreement was modified to have a two year initial term and the original warrant was cancelled. The warrant issued upon modification of the agreement has the same terms as the originally issued warrant except that it represents the right to purchase 150,000 shares of common stock at an exercise price of $0.95. The fair value of the modified warrant was calculated to be $126,000 on the modification date. The modified agreement stipulates that at the first anniversary of the modified agreement, the Company shall issue 200,000 common stock warrants with a term of five years and an exercise price equal to the closing price on that date.

On April 16, 2007 the Company issued common stock warrants with a five year term to purchase 50,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics to Dr. David Elmaleh, an executive officer of FluoroPharma, Inc., a subsidiary of the Company. The fair value of these warrants was calculated to be $60,000. The term of the agreement is two years unless terminated with or without cause by either party with fourteen days notice, and stipulates additional compensation in the form of 25,000 common stock warrants with an exercise price of $1.35 due on the first and second anniversary dates of the agreement, provided the consultant is still under contract on those dates.

In August 2007, 38,100 common stock warrants were exercised and exchanged for 38,100 shares of our common stock, $0.01 par value, resulting in proceeds to the Company of $20,955. The exercise price for these warrants was $0.55.

In August 2007, QuantRx initiated a limited warrant exercise inducement targeting a handful of large warrant holders who have expressed an interest to participate. The inducement is a reduction in the exercise price from $1.50 to $0.75 to a limited number of warrant holders who acquired the warrants in conjunction with prior common stock purchases. As of August 9, 2007, 421,654 common stock warrants were exercised and exchanged for 421,654 shares of our common stock, $0.01 par value, for total proceeds of $316,240.

All proceeds will be used for general corporate purposes.

There were no additional sales of unregistered securities other than as reported in prior reports on Form 8-K.

ITEM 3.    Defaults on Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 28, 2007 to (1) elect two Class 1 Directors, to hold office until the 2009 annual meeting of stockholders or until their respective successors have been duly elected, and ratify the appointment of one Class 2 Director who was appointed by the Company’s board of directors in September 2006 to fill a vacancy; (2) approve the Company’s 2007 Incentive and Non-Qualified Stock Option Plan; and (3) ratify the appointment of Williams & Webster, P.S. as the Company’s independent public accountants for the fiscal year ending December 31, 2007.

The two Class 1 directors who were so elected were William Fleming and Shalom Hirschman. The one Class 2 director so ratified was Arthur Hull Hayes, Jr. The number of affirmative votes, negative votes and the number of votes withheld for the directors so elected were:

Names	Number of Affirmative Votes	Number of Votes Against	Number of Votes Withheld
William Fleming	23,200,781	—	52,250
Shalom Hirschman	23,241,431	—	11,600
Arthur Hull Hayes, Jr.	23,241,431	—	11,600

The number of affirmative votes, negative votes and the number of abstentions with respect to the approval of the Company’s 2007 Incentive and Non-Qualified Stock Option Plan were as follows:

Names	Number of Affirmative Votes	Number of Votes Against	Number of Abstentions and Non-Votes
2007 Incentive and Non-Qualified Stock Option Plan	14,990,988	308,630	7,953,413

The number of affirmative votes, negative votes and the number of abstentions with respect to the ratification of the appointment of Williams & Webster, P.S. were as follows:

Names	Number of Affirmative Votes	Number of Votes Against	Number of Abstentions
Ratification of Williams & Webster, P.S.	23,246,881	6,000	150

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit Index

Exhibit		Description
31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2*	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed ‘‘filed’’ by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation
Date: August 14, 2007	By:	/s/ Walter Witoshkin
Walter Witoshkin Chairman & CEO
Date: August 14, 2007	By:	/s/ Sasha Afanassiev
Sasha Afanassiev CFO, Treasurer & VP of Finance