Form 10QSB
period 2007-09-30
QUANTRX BIOMEDICAL CORP
filed 2007-11-13
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the issuer’s common stock outstanding as of November 1, 2007 was 41,699,681.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR REGISTRATION STATEMENT ON FORM SB-2 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 13, 2007 AND OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006 FILED WITH THE SEC ON APRIL 2, 2007. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$184,670	$1,256,912
Accounts receivable	57,531	-
Interest receivable, net of allowance for bad debt of $14,000 and $0	-	9,917
Interest receivable – related party	14,575	986
Prepaid expenses	98,795	113,386
Note receivable, net of allowance for bad debt of $200,000 and $0	-	200,000
Notes receivable – related party	300,000	250,000
Deposits	-	5,350
Total Current Assets	655,571	1,836,551

Investments	200,000	2,195,023
Property and equipment, net	408,969	156,823
Intangible assets, net	2,204,485	113,669
Security deposits	10,667	10,667

Total Assets	$3,479,692	$4,312,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$377,580	$244,863
Accrued expenses	139,840	41,692
Deferred revenue, current portion	86,333	83,333
Security deposits	2,000	-
Notes payable, current portion	10,694	-
Total Current Liabilities	616,447	369,888

Deferred revenue, long-term portion	311,069	376,569
Notes payable, long-term portion	52,524	-

Total Liabilities	980,040	746,457

Commitments and Contingencies	-	-
Minority Interest	-	-
Stockholders’ Equity:
Preferred stock - $0.01 par value; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.01 par value; 75,000,000 shares authorized; 41,699,681 and 37,378,080 shares issued and outstanding	416,996	373,780
Additional paid-in capital	38,223,733	33,706,733
Accumulated deficit	(36,141,077)	(30,514,237)
Total Stockholders’ Equity	2,499,652	3,566,276

Total Liabilities and Stockholders’ Equity	$3,479,692	$4,312,733

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$85,518	$32,106	$256,169	$57,788

Operating Expenses:
Sales and marketing	78,243	67,468	173,524	229,911
General and administrative	534,658	284,952	1,635,186	861,307
Professional fees	330,259	192,484	1,585,255	609,206
Research and development	462,740	176,488	1,464,873	436,778
Amortization	44,209	2,456	88,666	4,868
Depreciation	24,452	4,167	55,745	7,149
Total operating expenses	1,474,561	728,015	5,003,249	2,149,219

Loss from Operations	(1,389,043)	(695,909)	(4,747,080)	(2,091,431)

Other Income (Expense):
Interest and dividend income	12,070	14,497	66,681	36,438
Interest expense	(636)	(82,029)	(1,371)	(228,206)
Bad debt expense	-	-	(214,000)	-
Rental income	6,224	-	14,509	-
Grant income	-	-	14,000	-
Loss on equity investee	-	-	(267,608)	-
Amortization of debt discount to interest expense	-	(1,080,366)	-	(2,952,519)
Amortization of deferred financing costs to interest expense	-	(116,869)	-	(322,417)
Total Other Income (Expense)	17,658	(1,264,767)	(387,789)	(3,466,704)

Loss before Minority Interest and Income Taxes	(1,371,385)	(1,960,676)	(5,134,869)	(5,558,135)

Minority Interest	44,028	-	337,676	-
Provision for Income Taxes	-	-	-	-

Net Loss	$(1,327,357)	$(1,960,676)	$(4,797,193)	$(5,558,135)

Basic and Diluted Net Loss per Common Share	$(0.03)	$(0.06)	$(0.12)	$(0.19)

Weighted Average Shares Used in Per Share Calculation:
Basic and diluted	41,263,039	30,648,305	40,265,924	28,646,617

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,797,193)	$(5,558,135)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	144,411	12,017
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	-	3,274,936
Bad debt expense	214,000	-
Non-cash stock-based compensation expense	106,457	157,137
Expenses related to common stock warrants issued	118,403	-
Non-cash fair value of warrants and options issued for consulting	454,972	219,000
Non-cash fair value of common stock issued for consulting	-	65,000
Non-cash fair value of warrants issued for purchased R&D	-	100,010
Loss on equity investee	267,608	-
Minority interest	(337,676)	-
(Increase) decrease in:
Accounts receivable	(57,531)	(7,002)
Interest receivable	(17,673)	-
Prepaid expenses	114,572	(93,570)
Deposits	5,350	(10,512)
Accounts payable	(132,539)	91,555
Accrued expenses	43,649	213,448
Security deposits	2,000	-
Deferred revenue	(62,500)	480,735

Net cash used by operating activities	(3,933,690)	(1,055,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(253,689)	(91,530)
Cash paid for purchase of investments	-	(200,000)
Cash paid for equity interest in FluoroPharma	(1,536,000)	(1,754,000)
Cash obtained from equity interest in FluoroPharma	764,223	-
Payment on note receivable from FluoroPharma	250,000	-
Increase in note receivable	-	(200,000)
Payment for patent under licensing agreement	-	(50,000)
Issuance of notes receivable – related party	(300,000)	-
Cash paid for license agreement	(15,000)	-
Cash paid for capitalized website development costs	(29,700)	-

Net cash used by investing activities	(1,120,166)	(2,295,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of cash issuance costs of $157,504	3,374,996	-
Proceeds from long-term note payable	44,000	-
Proceeds from exercise of warrants to common stock, net of placement fees of $16,429 and $0	567,777	57,430
Payments on note receivable used to finance equipment purchase	(5,159)	-
Repayment of loans payable	-	(8,500)
Proceeds from issuance of convertible notes	-	3,155,000
Cash financing costs paid for issuance of convertible notes	-	(167,200)
Decrease in payables related to debt financing costs	-	(56,400)

Net cash provided by financing activities	3,981,614	2,980,330

Net increase in cash and cash equivalents	(1,072,242)	(370,581)

Cash and cash equivalents, beginning of period	1,256,912	990,523

Cash and cash equivalents, end of period	$184,670	$619,942

Supplemental cash flow disclosures:
Interest expense paid in cash	$10,193	$445
Income tax paid	-	-

Supplemental disclosure of non-cash activities:
Fair value of warrants issued with common stock	$1,243,087	$-
Fair value of warrants issued to placement agents for equity financing costs	277,778	-
Fair value of convertible note beneficial conversion feature	-	2,023,337
Fair value of warrants issued with convertible notes	-	1,131,663
Fair value of warrants issued to placement agents for debt financing costs	-	143,049
Decrease in payables related to purchase of fixed assets	32,978	-
Increase in payables related to equipment purchase financing	24,377	-
Increase in payables due to investment in FluoroPharma		241,023
Conversion of preferred stock to common stock	-	81,411
Issuance of common stock pursuant to conversion of convertible note payable	-	50,000
Issuance of common stock for accrued interest pursuant to convertible note payable	-	2,244
Issuance of common stock to satisfy loans payable	-	20,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Description of Business

QuantRx Biomedical Corporation is a broad-based diagnostics company focused on the development and commercialization of innovative diagnostic products based on its patented technology platforms for the worldwide healthcare industry. The Company’s strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third party partners while maintaining control over the manufacturing process. When used in these notes, the terms "Company," “we,” “our,” “ours,” or "us" mean QuantRx Biomedical Corporation, a Nevada corporation, and its subsidiary.

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

As of September 30, 2007, the Company had outstanding common stock options of 1,372,500 and common stock warrants of 6,757,383. The above options and warrants were deemed to be antidilutive for the three and nine months ended September 30, 2007.

As of September 30, 2006, the Company had outstanding common stock options of 1,360,000, common stock warrants of 3,705,447, and convertible debt of $3,980,000 subject to beneficial conversion of 3,980,000 shares outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the three and nine months ended September 30, 2006.

Accounting for Share-Based Payments

Effective January 1, 2005, QuantRx adopted SFAS No. 123 (R), “Share-Based Payments,” using the modified prospective method of application. SFAS No. 123 (R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes method in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R), which resulted in stock-based compensation expense related to employees of $36,972 and $106,457 for the three and nine months ended September 30, 2007 (including $4,459 and $8,917 relating to subsidiary options, respectively), and $68,260 and $157,137 for the three and nine months ended September 30, 2006, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates and applies to all entities with available-for-sale and trading securities. Implementation of this statement is required in the first quarter of 2008. QuantRx has not yet evaluated the potential impact of these new requirements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principles and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Adoption of this statement has had no impact on the Company’s financial position, results of operations, or cash flows.

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

As of September 30, 2007, QuantRx owned approximately 57.78% of the issued and outstanding capital stock of FluoroPharma. Effective April 1, 2007, FluoroPharma’s results of operations have been included in the accompanying consolidated financial statements.

The investment in FluoroPharma of $1,995,023 at December 31, 2006, and until the date of consolidation, was accounted for in accordance with the equity method of accounting. Since FluoroPharma’s liabilities exceeded assets on the investment dates, each investment was recorded as equity method goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” equity method goodwill is not amortized or tested for impairment in accordance with this standard. QuantRx reviewed the equity method goodwill in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” under which QuantRx would have recognized an impairment loss had there been a loss in the value of the equity method goodwill which was deemed to be other than a temporary decline. No impairment was recognized through March 31, 2007.

QuantRx is not accounting for the acquisition of FluoroPharma’s equity as a business combination since FluoroPharma is a development-stage enterprise and does not meet the definition of a business in accordance with SFAS No. 141, “Business Combinations” and EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” As a result of the consolidation and pursuant to Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” effective April 1, 2007, QuantRx recognized previously unrecognized equity method losses relating to its investment in FluoroPharma of $829,648, attributable to 2006, as an adjustment to retained earnings, and $267,608, attributable to 2007, in the second quarter of 2007. These losses were previously unrecognized since APB No. 18 stipulated that the entire investment be treated as equity method goodwill with no equity method loss recognition.

QuantRx’s aggregate investment in the equity of FluoroPharma of $3,531,023 was reduced at April 1, 2007, by the $1,097,256 in previously unrecognized equity method losses required to be recorded upon consolidation in accordance with ARB No. 51. The remaining investment balance of $2,433,767 at April 1, 2007, has been allocated upon consolidation based on fair value estimates as follows:

Cash	$764,223
Prepaid expenses	99,980
Property and equipment	62,802
Intangible assets	2,134,783
Current liabilities	(352,733)
Minority interests	(275,288)
$2,433,767

Acquired intangibles primarily consist of patent rights and technology licenses and are estimated to have a weighted average life of 15 years. Amortization expense related to these intangibles (subsequent to the acquisition) in the three and nine months ending September 30, 2007, was $38,570 and $76,700.

Minority interests of $275,288 at April 1, 2007, resulted from the consolidation of FluoroPharma reflecting the interests held by third parties of FluoroPharma. Since acquisition, and as of September 30, 2007, the portion of FluoroPharma’s losses attributable to the minority interest has been reflected, reducing the minority interest to zero.

In the third quarter of 2007, QuantRx advanced an aggregate of $400,000 to FluoroPharma through three convertible promissory notes due within twelve months. These notes and accrued interest of $4,755 for the three and nine months ended September 30, 2007, were eliminated in consolidation.

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

In connection with the initial investment, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. FluoroPharma has outstanding common stock equivalents which, if exercised together with the Company’s option, would reduce the Company’s ownership percentage to approximately 51.65% on a fully diluted and as converted basis as of September 30, 2007.

3.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	September 30, 2007	December 31, 2006
Prepaid expenses:
Prepaid consulting	$21,846	$73,000
Prepaid consulting - related party	32,459	-
Prepaid conferences	10,027	-
Prepaid insurance	6,613	30,313
Prepaid press releases	5,748	2,538
Prepaid rent	5,309	5,309
Prepaid travel	8,055	1,361
Other	8,738	865
Prepaid expenses	$98,795	$113,386

Property and equipment:
Computers and office furniture, fixtures and equipment	$143,534	$84,129
Machinery and equipment	248,350	37,104
Leasehold improvements	92,233	51,228
Less: accumulated depreciation	(75,148)	(15,638)
Property and equipment, net	$408,969	$156,823

Accrued expenses:
Professional fees	$105,050	$30,000
Other	34,790	11,692
Accrued expenses	$139,840	$41,692

4.	Notes Receivable

FluoroPharma, Inc.

In February 2007 and December 2006, QuantRx advanced an aggregate of $500,000 to FluoroPharma through two $250,000, 8% promissory notes due May 16 and March 31, 2007, respectively. QuantRx accrued interest of $7,836 on these notes for the nine months ended September 30, 2007. The principal balances and unpaid accrued interest were settled through a staged investment transaction in the second quarter of 2007; see Note 2.

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (“GUSA”) through an 8% promissory note due April 8, 2007. The note is currently convertible at QuantRx’s discretion into 10% of GUSA’s outstanding capital stock on a fully diluted and as converted basis. QuantRx is currently exploring the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note shall continue to accrue interest. QuantRx accrued interest of $4,033 and $11,617 on this note for the three and nine months ended September 30, 2007. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms. See Note 5 for additional information on GUSA.

Rockland Technimed, Ltd.

In April 2006, QuantRx advanced $200,000 to Rockland Technimed, Ltd. (“Rockland”) through a 7% convertible promissory note due twelve months from the date of issuance. Rockland, a privately held Delaware corporation, is a development stage company focused on the research and development of tissue viability imaging diagnostics using magnetic resonance imaging (MRI) scanners. QuantRx has accrued interest of $4,083 for the nine months ended September 30, 2007. The note is convertible at QuantRx’s discretion into 20% of Rockland’s outstanding capital stock on a fully diluted and as converted basis to satisfy the note and accrued interest. QuantRx ceased accruing interest as of the maturity date and established an allowance for bad debt in the amount equal to the principal balance and accrued interest, $214,000, as the Company attempts to resolve this matter.

5.	Investments

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of September 30, 2007, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis.

QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized in the nine months ended September 30, 2007.

6.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2007	December 31, 2006
Acquired intangibles	$2,149,784	$-
Patents	82,008	82,008
Patent under licensing	50,000	50,000
Website development	38,200	8,500
Less: accumulated amortization	(115,507)	(26,839)

Intangibles, net	$2,204,485	$113,669

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: acquired intangibles, 15 years (weighted average); patents, 17 years; patents under licensing, 10 years; website development costs, three years. Amortization expense totaled $44,209 and $88,666 for the three and nine months ended September 30, 2007 and $2,456 and $4,868 for the three and nine months ended September 30, 2006, respectively. Impairment will be considered in accordance with the Company’s impairment policy. No impairment was recognized as of September 30, 2007.

7.	Deferred Revenue

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

QuantRx recognized revenue of $20,833 and $62,500 in the three and nine months ended September 30, 2007, and $19,265 in the three and nine months ended September 30, 2006, in connection with the distribution agreement. As of September 30, 2007, deferred revenue related to the distribution agreement was $397,402, of which $83,333 is considered current.

8.	Portland Development Commission

In February 2007, QuantRx received a $44,000 loan from the Portland Development Commission. The loan matures in 20 years and is interest free through March 1, 2010, and no payments are due until April 1, 2010. The terms of the promissory note stipulate that the interest rate will accrue beginning in March 1, 2010, at an annual rate between 1% and 8.5% based upon the level of compliance with certain employment milestones beginning in 2008.

Additionally, QuantRx received a $14,000 grant for qualified expenditures related to its research facility. QuantRx satisfied the grant terms and recorded the grant as other income in the first quarter of 2007.

9.	Preferred Stock and Warrants

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had no issued and outstanding preferred stock at September 30, 2007 and 2006, respectively.

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

Common Stock

In the third quarter 2007, QuantRx initiated a limited warrant exercise inducement targeting certain large warrant holders. The inducement was a reduction in the exercise price from $1.50 to $0.75 to a limited number of accredited investors holding warrants acquired in conjunction with prior common stock purchases. As a result of this inducement, 751,001 common stock warrants were exercised and exchanged for 751,001 shares of our common stock, $0.01 par value, for aggregate gross proceeds of $563,251. In connection with the exercise of these warrants, QuantRx paid cash commissions to Legend Merchant, Inc. of $16,429.

In the third quarter 2007, 38,100 common stock warrants were exercised and exchanged for 38,100 shares of our common stock, $0.01 par value, resulting in proceeds to the Company of $20,955. The exercise price for these warrants was $0.55.

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

In the third quarter of 2006, QuantRx issued 52,244 common shares upon conversion of $50,000 convertible debt and related accrued interest of $2,244. The conversion was made at the holder’s option pursuant to the terms of the convertible note.

In the second quarter of 2006, 50,000 common shares were issued to an investor relations consulting firm pursuant to a one-year consulting agreement. The common shares were valued at $1.30 per share, the closing price on the date of issuance, for a total valuation of $65,000. The fair value of these issued common shares will be expensed pursuant to the terms of the agreement.

In the second quarter of 2006, execution of a settlement of a loan in the amount of $20,000 resulted in the issuance of 40,000 shares of common stock in complete satisfaction of the loan. The shares were issued at $0.50 per share, which was the market value of the shares at the time the negotiation of the terms of the settlement had been concluded.

Warrants

In the third quarter 2007, QuantRx initiated a limited warrant exercise inducement targeting certain large warrant holders. The inducement was a reduction in the exercise price from $1.50 to $0.75 to a limited number of accredited investors holding warrants acquired in conjunction with prior common stock purchases. As a result of this inducement, 751,001 common stock warrants were exercised and exchanged for 751,001 shares of our common stock, $0.01 par value, for aggregate net proceeds of $546,822.

In August 2007, 38,100 common stock warrants were exercised and exchanged for 38,100 shares of our common stock, $0.01 par value, resulting in proceeds to the Company of $20,955. The exercise price for these warrants was $0.55.

On September 4 and June 1, 2007, the Company issued 2,000 and 6,000 common stock warrants with five-year terms and exercise prices of $0.87 and $1.15, respectively, in consideration of business development consulting services. The fair value of these warrants was calculated to be $7,660, of which $5,664 and $7,660 was expensed in three and nine months ended September 30, 2007, respectively.

On April 30, 2007, the Company issued a warrant to in consideration of financial advisory and public relations consulting services performed through April 30, 2007. The warrant has a term of five years and represents the right to purchase 30,000 shares of common stock at an exercise price of $1.20. The fair value of this warrant was calculated to be $31,800 and was expensed in April 2007.

On April 16, 2007, the Company issued a warrant in consideration of a financial advisory and investor relations consulting services agreement with an initial one year term. The original agreement was modified June 20, 2007. The original warrant had a term of five years and represented the right to purchase 350,000 shares of common stock at an exercise price of $1.35 and vested ratably each month over the initial one year term. The fair value of the original warrant was calculated to be $420,000. On June 20, 2007, the agreement was modified and the original warrant was cancelled. The warrant issued upon modification of the agreement has the same terms as the originally issued warrant other than it represents the right to purchase 150,000 shares of common stock at an exercise price of $0.95, which was the closing price on the modification date. The fair value of the modified warrant was calculated to be $126,000 on the modification date, and shall be remeasured during the vesting term as required. Consulting expense related to the issuance of these warrants was $25,188 and $85,063 in the three and nine months ended September 30, 2007, and includes $28,000 expensed in the second quarter related to the cancelled warrants.

On April 16, 2007, the Company issued common stock warrants with a five year term to purchase 50,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics. The fair value of these warrants was calculated to be $60,000, and will be expensed over the initial year of the agreement. Consulting expense related to the issuance of these warrants was $15,082 and $27,451 in three and nine months ended September 30, 2007, respectively.

In the first quarter of 2007, QuantRx issued 200,000 common stock warrants with a five-year term to purchase 200,000 shares of common stock at an exercise price of $1.50. The warrants were issued pursuant to a financial advisory services agreement, and the fair value of $250,000 for these warrants was expensed over the service term of four months.

On March 1, 2007, QuantRx issued warrants with a five-year term valued at $1,243,087 to purchase an aggregate of 1,059,750 shares of common stock at $1.50 per share to accredited investors in conjunction with a private placement of common stock. The Company issued warrants with a seven-year term to purchase 194,250 shares of common stock at $1.00 per share valued at $277,778 in connection with the private placement to Legend Merchant Inc.

In the second quarter of 2006, the Company issued 150,000 common stock warrants with a five-year term to purchase 150,000 shares of common stock at an exercise price of $2.00. The warrants were issued pursuant to a one-year consulting agreement, and the fair value of $219,000 for these warrants was expensed over the one-year term of the agreement.

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

In the first quarter of 2006, 723,250 common stock warrants with an exercise price of $1.50 and a term of five years were issued to investors in conjunction with the issuance of convertible promissory notes. The warrants were valued at $1,131,663, which was recorded as debt discount and expensed over the term of the notes.

In the first quarter of 2006, 90,560 common stock warrants with an exercise price of $1.50 and a term of five years were issued to placement agents for services related to the debt financing closed February 15, 2006. The warrants were valued at $143,049, which was recorded as deferred financing costs and expensed over the term of the notes.

Incentive and Non-Qualified Stock Option Plan

Pursuant to SFAS 123(R), the fair value of options granted under the Company’s Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. Total compensation cost related to the Incentive and Non-Qualified Stock Option Plan was $32,513 and $97,540 for the three and nine months ended September 30, 2007, and $68,260 and $157,137 for the three and nine months ended September 30, 2006, respectively. No options were granted in the nine months ended September 30, 2007.

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

In the third quarter of 2006, 75,000 qualified common stock options were granted to an executive officer and issued from the Company’s Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $1.15, have a term of ten years and vested January 1, 2007. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options of $85,575.

11.	Related Party Transactions

On April 16, 2007, the Company issued common stock warrants with a five year term to purchase 50,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics to an executive officer of FluoroPharma, Inc., a subsidiary of the Company. The fair value of these warrants was calculated to be $60,000. The term of the agreement is two years unless terminated with or without cause by either party with fourteen days notice, and stipulates additional compensation in the form of 25,000 common stock warrants with an exercise price of $1.35 due on the first and second anniversary dates of the agreement, provided the consultant is still under contract on those dates.

In April 2007, the Company advanced $100,000 to an executive officer of FluoroPharma, Inc., a subsidiary of the Company, through a 6% promissory note due December 31, 2007. The Company accrued interest of $1,512 and $2,959 on this note for the three and nine months ended September 30, 2007, respectively. The note and accrued interest was paid in full in October 2007.

On March 9, 2007, the Company issued 200,000 common stock warrants with a five year term to purchase 200,000 shares of common stock at an exercise price of $1.50. The warrants were issued as payment pursuant to a financial advisory services agreement with Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. The fair value of these warrants was calculated to be $250,000 and was expensed over the four month service term. Additionally, cash compensation of $200,000 was paid pursuant to the terms of the agreement and was also expensed over the four month service term.

A member of the Company’s board of directors serves as a consultant to the Company on various business, strategic, and technical issues. Fees paid and expensed for these services by the Company during the three and nine months ended September 30, 2007 and 2006, were $12,000 and $36,000, respectively.

The Company had a temporary arrangement in which it leased office space from Trident Group, LLC, of which the current chief executive officer of the Company was a principal. In addition to a monthly rental payment for office space, the Company reimbursed Trident for related office expenses. The Company entered into the agreement in the second quarter of 2005 and terminated it in the third quarter of 2006. The Company expensed $1,903 and $10,040 under this arrangement for the three and nine months ended September 30, 2006, respectively.

12.	Commitments and Contingencies

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011. Some of these leases contain cancellation clauses subject to a termination fee and include allocations for common expenses subject to future adjustment. Rent expense related to operating leases was approximately $29,945 and $89,039 for the three and nine months ended September 30, 2007, and $21,410 and $45,034 for the three and nine months ended September 30, 2006, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $10,667, which are included in long-term assets in the balance sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of September 30, 2007, are estimated as follows:

Remainder of 2007	$30,117
2008	122,263
2009	101,563
2010	57,240
2011	43,875

Total minimum payments	$355,058

In February 2007, the Company began subleasing research and development lab space under the noncancellable operating leases. The sublease terminates September 30, 2007; however, it will automatically renew for one-year terms, not to exceed the term of QuantRx’s operating lease. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sublease revenue for the three and nine months ended September 30, 2007, was $6,224 and $14,509, respectively.

Executive Employment Contracts

The Company has entered into an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At September 30, 2007, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

13.	Subsequent Events

On October 16, 2007, QuantRx completed the first tranche of a private placement of 10% senior secured convertible promissory notes and warrants to purchase shares of QuantRx common stock. The private placement may be completed in multiple tranches until $2,000,000 in aggregate notional amount of Notes have been issued. In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $1,000,000 and warrants with a five-year term and an exercise price of $1.25 to purchase 250,000 shares of QuantRx's common stock

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “we,” “our,” “ours,” “us,” the “Company,” or similar terms, refer to QuantRx Biomedical Corporation, a Nevada corporation, and its subsidiary.

Overview

QuantRx is a broad-based diagnostics company focused on the development and commercialization of innovative diagnostic products based on its patented technology platforms for the worldwide healthcare industry. The Company’s strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third party partners while maintaining control over the manufacturing process. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

The Company's technology portfolio, with more than three dozen patents, patents pending and licensed patents, includes: (1) RapidSense® point-of-care testing products based on QuantRx core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets; (2) through our affiliate, Genomics USA, Inc., genome-based diagnostic chips for the laboratory and healthcare professional markets; (3) through FluoroPharma, molecular imaging agents for positron emission tomography (PET) and fluorescence imaging, with initial application in cardiovascular disease, addressing significant unmet medical needs by providing clinicians with important tools for early discovery and assessment; and (4) PAD technology for diagnosis and treatment of women's health concerns and other medical needs.

In April 2007, QuantRx increased its ownership in FluoroPharma, Inc., a development-stage molecular imaging company, to 57.78% of outstanding capital stock, resulting in its consolidation effective April 1, 2007. The investment in FluoroPharma is intended to strategically expand QuantRx’s diagnostic platforms.

Lateral Flow Diagnostics

QuantRx has developed a patented RapidSense® technology - a one-step lateral flow test with unique features such as: positive read indication for drugs-of-abuse, improved sensitivity, and the ability to read both large and small molecules. The rapid, disposable, and point-of-care diagnostic technology is ideal for collection of either urine or oral fluids. QuantRx also has a patented technology based on an innovative oral fluid collection device specifically designed for lateral flow tests – the only one-step oral fluid testing device now on the market developed by QuantRx for use with its patented RapidSense technology. This distinctive collection device has applications in the growing market of oral sample collections for issues ranging from drug-abuse testing, gathering biological evidence for criminal investigation, and screening for numerous communicable diseases including HIV/AIDS and other STDs.

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

In October, 2007, the U.S. Food and Drug Administration (FDA) granted QuantRx 510(k) clearance on its Follicle Stimulating Hormone (FSH) lateral flow immunoassay test for FSH at 10ng/ml. This female fertility test is a one-step lateral flow device that determines ovarian reserve indirectly by measuring FSH in first morning urine. The Company intends to market this test through third party distribution. The Company is currently developing a male fertility test and anticipates introduction of this test in 2008.

QuantRx intends to file over a half a dozen new 510(k) applications for its lateral flow tests for drugs-of-abuse and menopause over the next 12 months. Additionally, feasibility for development of lateral flow tests for infectious disease and cardiac markers is currently being explored.

The technology has strong potential and numerous possible applications. For this reason, QuantRx is pursuing collaborative research and development and original equipment manufacturer (OEM) relationships with companies and organizations interested in exploring new and existing analytes to drive the development of new products for the diagnostic marketplace to advance healthcare worldwide.

In the fourth quarter 2007, QuantRx intends to introduce its Affirm® drugs-of-abuse product line in the U.S. and European markets. This OEM product line is intended to develop distribution channels, complement its RapidSense line expected to be introduced in 2008, and enable QuantRx to offer a complete spectrum of drugs-of-abuse test product lines.

Genome-based Diagnostic Microarray Chips

Forming the basis of our next-generation point-of-care diagnostic technology is the clinically optimized microarray technology of the QuantRx affiliate company, Genomics USA. This technology platform is based on the non-covalent attachment of DNA probes to a surface which allows for cost-effective fabrication and manufacturing. This novel technology produces the only microarrays for analyzing intermediate numbers of genes.

The initial function for this technology is "The HLA Chip," which is based on Human Leukocyte Antigen (HLA) typing. Population-scale typing of HLA, a substrate of the genome, is the initial focus, resulting in the ability to detect disorders related to the immune system. An initial application for this HLA-based “laboratory on a chip” is in vaccine development and personalized vaccine delivery; essentially determining a vaccine’s effectiveness for a particular individual. Additional market applications include population scale testing for Human Papilloma Virus (HPV) and other infectious diseases, tissue transplantation, stem cell therapeutics, personalized treatment for autoimmune diseases such as arthritis and multiple sclerosis, and personalized treatment of microbial infections.

Importantly, the biophysical properties of these "self-assembling" DNA microarrays allow Single Nucleotide Polymorphism (SNP)-based hybridizations simply and directly, without the need to perform single-base extension or any other secondary biochemical treatment. This simplification reduces the cost of the product, increases signal quality, and allows the product to be used by non-experts, especially in field-testing or small-clinic environments.

Follow-on products in the personalized medicine market will service chemical therapeutics, especially those applications in which personal genetic variation at a number of gene sites can cooperate to alter treatment responsiveness for conditions such as obesity, depression, cardiovascular risk, and others.

Development of this critical test has been accelerated by the infusion of approximately $3 million via a Department of Defense sponsored grant, with the focus being to provide the military with information necessary to determine who would benefit from various vaccines, in the event of a biowarfare release. A prototype of this test is anticipated in 2008.

Initial commercialization of the HLA micorarray chip for its initial application in vaccine development and personalized vaccine development is expected in early 2009.

Molecular Imaging

The Company, through FluoroPharma, is developing proprietary diagnostic imaging products, with initial focus on the development of novel positron emission tomography (PET) imaging agents for efficient detection and assessment of acute and chronic forms of coronary artery disease (CAD). To date, the technology has been applied to the development of three cardiovascular imaging agents - CardioPET, BFPet, and VasoPet. The agents rapidly target either the myocardial cells within the heart or the vulnerable plaque within the coronary arteries and, combined with PET scanning, provide a non-invasive, highly specific and efficient assessment of heart metabolism and physiology. Future applications exist in the broader cardiovascular, oncology and neurology arenas.

CardioPET is a novel metabolic agent in development for the following intended uses: (a) detection of ischemic and infarcted tissue in patients with suspected or proven forms of acute and chronic CAD, particularly in those patients that cannot undergo stress-testing; and, (b) Cardiac Viability Assessment (CVA), for the prediction of functional improvement prior to, or following revascularization in patients with acute CAD, including myocardial infarction.

CardioPET represents a potentially highly sensitive means of detecting ischemia at rest, because it can detect subtle metabolic insufficiency in myocardium. Thus a primary application of CardioPET is its use in the assessment of patients with acute and chronic CAD that cannot undergo stress-testing.

CardioPET may also be ideal as the metabolic component in CVA due to its ability to specifically identify damaged but viable myocardial tissue. In contrast to non-viable scar tissue, viable myocardial tissue can undergo revascularization, which has been documented to improve left ventricular function and increase survival.

CardioPET will address two separate populations: (1) the estimated 1.75 million patients with chronic forms of CAD in the U.S. that undergo pharmacologic stress-testing due to stress-test contraindication; and, (2) the 350,000 patients with presumptive hibernating or stunned myocardium. For at-rest assessment of the former population, we believe CardioPET may be readily adopted by the cardiology community for the assessment of this patient pool. For CVA testing, we believe that CardioPET’s “first mover” advantage, when combined with the favorable technical parameters relative to currently available glucose-based agents such as fluorodeoxyglucose (FDG), should result in favorable market adoption. Another potential application for CardioPET is as a substitute for regular stress testing, as physicians see the benefit of fewer total scans and potentially faster diagnoses.

Following the filing of an Investigational New Drug (IND) application with the FDA, a Phase I clinical trial for CardioPET commenced in 2006 and is nearing completion. The Phase I trial is a single center, open label study, designed to evaluate safety, distribution and dosimetry of CardioPET as a PET tracer for myocardial imaging in healthy subjects. All primary study and safety endpoints were achieved; the drug and treatment were exceedingly well-tolerated. Evaluation of the safety and distribution of the agent in subjects with known CAD is ongoing. The Company expects to initiate a limited Phase II study in late 2007 focused on evaluation of cardiac ischemia in subjects with chronic and acute forms of CAD.

BFPET is a blood flow imaging being developed for use as a myocardial perfusion agent in conjunction with stress-testing for the detection of ischemic and infarcted myocardial tissue in patients with suspected or proven chronic CAD.

BFPET has been designed to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential—the two most important physiological indicators of adequate blood supply to the heart. BFPET effectively differentiates between those cells of the myocardium that are ischemic (reversibly damaged), infarcted (irreversibly damaged), and those that are healthy. Because ischemic and infarcted cells take up significantly less BFPET than normal healthy myocardial cells, the signal emitted by the tracer attached to BFPET is inversely proportional to the extent of myocardial injury, the result of which can be visualized with PET imaging technologies.

Currently, it is estimated that approximately 80% of the 7 million patients with suspected acute and chronic forms of CAD in the U.S. are evaluated using the combination of blood flow imaging agents (blood flow agents) and stress-testing. An additional 350,000 patients undergo CVA in which a blood flow agent, such as BFPET, is used in combination with a metabolic imaging agent such as FDG or FluoroPharma’s CardioPET. We believe that BFPET may represent the first commercially feasible cardiovascular blood flow agent for the PET market.

VasoPET is a novel imaging agent for the detection of inflamed and/or coronary artery plaque formation in patients with CAD. VasoPET, if approved, would represent the first cardiovascular PET product to reliably differentiate between vulnerable and stable coronary artery plaque.

Coronary artery plaques grow over time and progressively narrow the lumen of the coronary artery until blood flow to the heart diminishes to a critical level. The rupture of atherosclerotic plaque and the subsequent formation of clots overlying the plaque are currently recognized as the primary mechanisms of myocardial and cerebral infarctions. Therefore, the detection of vulnerable plaque in atherosclerotic lesions is a highly desirable goal; and to this date remains both a significant clinical objective and large unaddressed market opportunity.

VasoPET is positioned to capture a small percentage of the entire atherosclerosis scanning market, which represents more than 50 million Americans. Preliminary estimates for the VasoPET market are a direct function of the more than 100 thousand patients that undergo carotid artery procedures annually. There is a significant need to follow up after treatment to track the success of these procedures. We conservatively estimate that VasoPET will gradually become the standard follow up for carotid artery procedures and that 75% of patients will be scanned with VasoPET one year post-surgery.

The Company has completed the studies necessary for the filing of INDs for the myocardial perfusion imaging agent, BFPET and atherosclerotic plaque imaging agent, VasoPET. Single-dose preclinical toxicology studies revealed no untoward effects of either compound when they were administered in doses up to one million times the anticipated clinical dose. Submission of the IND and commencement of Phase I clinical trial to evaluate safety and dosimetry in healthy subjects is expected in late 2007 or early 2008.

We anticipate that our first New Drug Application will be filed with the U.S. FDA in 2010.

Miniform PADs for Diagnosis and Treatment

The Miniform PAD is a QuantRx-patented technology that provides the basis for a line of products that address an array of consumer health issues including: temporary relief of hemorrhoid and minor vaginal infection itch and discomfort, feminine urinary incontinence, drug delivery, and medical sample collection for diagnostic testing.

The QuantRx Miniform PAD is fully biodegradable and flushable, making it safe, convenient, and easy to use, addressing the growing trend in medicine to turn to products that seek to improve health and treat disease chiefly by assisting the body’s innate capacity to recover from illness and injury.

The Company plans to market its initial PAD-based products under the QuantRx Unique® and Unique-T® brands through various distribution arrangements. Additionally, the Company expects to introduce the Unique line via the internet in the fourth quarter of 2007. Addressing the over-the-counter market for temporary hemorrhoid pain relief medication and supplies, the Unique line incorporates technology licensed from the Procter & Gamble Company. The proprietary Unique and Unique-T are intended for treatment and daily care of hemorrhoids and minor vaginal infections. They are distinctive in that they are the only PAD-based hemorrhoid-treatment product in a segment of the healthcare market that has experienced little or no innovation in decades.

The QuantRx PadKit® was developed on the basis of clinical research indicating that the miniform may also be an ideal diagnostic sample collection device. When coupled with a simple transport kit, it allows patients to take their own samples which are sent to a laboratory for analysis and diagnosis, providing a sample for drug use screening, genetic conditions, and disease. QuantRx holds several patents covering this application and plans to commercialize products it may develop under these patents under the QuantRx PadKit trademark. Commercialization will likely require extensive clinical testing and submission to the FDA for marketing approval.

The Company is exploring the potential combination of the miniform PAD sample-collection capability with the microarray technology of its affiliate company, Genomics USA, to bring to market a diagnostic tool for female tissue sampling, specifically testing for colon cancer and HPV, a virus that has been shown to cause cervical cancer. In addition, QuantRx is exploring clinical validation for the use of its PAD technology for application in therapeutic transdermal drug delivery, based on results of preclinical vaginal drug-delivery research conducted at the University of Belfast and Oxford University.

Consolidated Results of Operations

Net operating revenues for the three months ended September 30, 2007 and 2006, were $85,518 and $32,106, respectively. Net operating revenues for the nine months ended September 30, 2007 and 2006, were $256,169 and $57,788, respectively. The increase in revenues of $53,412 for the quarter and $198,381 for the nine months is due to revenues of $51,844 and $155,145 related to short-term research and development agreements, and an increase of $1,568 and $43,236 accreted from deferred revenue.

Other revenues in the three and nine months ended September 30, 2007, included rental income of $6,224 and $14,509, respectively, for the subleasing of research and development laboratory space at our research facility and, in the first quarter, a $14,000 governmental grant for qualified expenditures at our research facility.

Sales and marketing expense for the three months ended September 30, 2007 and 2006, was $78,243 and $67,468, respectively, and for the nine months ended September 30, 2007 and 2006, was $173,524 and $229,911. The increase of $10,775 for the quarter primarily reflects an increase in business development costs offset by a decrease in personnel and related expenses. The decrease of $56,387 for the nine months primarily reflects a decrease in personnel and related expenses, offset by increased business development costs.

General and administrative expense, including professional fees, for the three months ended September 30, 2007 and 2006, was $864,917 and $477,436, respectively, and for the nine months ended September 30, 2007 and 2006, was $3,220,441 and $1,470,513, respectively. The increase of $387,481 for the quarter is primarily attributable to the consolidation of FluoroPharma’s financial results and increased personnel and related expenses. The increase of $1,749,928 for the nine months is primarily attributed to an increase in professional fees and the consolidation of FluoroPharma’s financial results and, to a lesser extent, increased personnel expenses.

Research and development expense for the three months ended September 30, 2007 and 2006, was $462,740 and $176,488, respectively, and for the nine months ended September 30, 2007 and 2006, was $1,464,873 and $436,778, respectively. The increase of $286,252 and $1,028,095 for the three and nine months is primarily attributable to the consolidation of FluoroPharma’s financial results and their expenses related to clinical trials, as well as the hiring of additional research and development personnel and increased expenses associated with occupying a new research and development facility beginning in the fourth quarter of 2006.

The Company’s net loss for the three months ended September 30, 2007 and 2006, was $1,327,357 and $1,960,676, respectively, and for the nine months ended September 30, 2007 and 2006, was $4,797,193 and $5,558,135, respectively. The decreased net loss for the quarter of $633,319 is primarily due to a reduction in interest expense of $1,279,104 related to convertible promissory notes which were converted to common stock in December 2006, partially offset by the effects of the 2007 consolidation of FluoroPharma. The decreased net loss for the nine months of $760,942 primarily relates to a reduction in interest expense of $3,502,537, partially offset by the effects of the 2007 consolidation of FluoroPharma and an increase in professional fees of $634,041.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash and cash equivalents of $184,670, as compared to cash and cash equivalents of $1,256,912 as of December 31, 2006. The net decrease in cash of $1,072,242 for the nine months ended September 30, 2007, is primarily attributable to net operating cash used of $3,933,690, the issuance of a $200,000 8% convertible promissory note to Genomics USA, Inc., and $253,689 for purchased fixed assets, primarily offset by the private placement of 3,532,500 shares of common stock and warrants to accredited investors for gross proceeds of $3,532,500 and gross proceeds from warrant exercises of $584,206.

QuantRx has used its financing proceeds, as well as its revenues, to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

In the future, QuantRx expects to expand operations with the use of additional financing and increased revenues from operations with the introduction of several products in late 2007 and early 2008. On October 16, 2007, QuantRx completed the first tranche of a private placement of 10% senior secured convertible promissory notes and warrants to purchase shares of QuantRx common stock. The private placement may be completed in multiple tranches until $2,000,000 in aggregate notional amount of Notes have been issued. In connection with the private placement, QuantRx issued Notes in the aggregate principal amount of $1,000,000 and Warrants to purchase 250,000 shares of QuantRx' common stock. It is anticipated that an additional $1,000,000 will be raised through the issuance of 10% senior secured convertible promissory notes and warrants to purchase shares of QuantRx common stock in the fourth quarter of 2007.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk, or credit risk support.

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“Topic 13”) and EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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

ITEM 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2007.

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

ITEM 2. Unregistered Sales of Equity Securities, and Use of Proceeds

In the third quarter 2007, QuantRx initiated a limited warrant exercise inducement targeting certain large warrant holders. The inducement was a reduction in the exercise price from $1.50 to $0.75 to a limited number of accredited investors holding warrants acquired in conjunction with prior common stock purchases. As a result of this inducement, 751,001 common stock warrants were exercised and exchanged for 751,001 shares of our common stock, $0.01 par value, for aggregate gross proceeds of $563,251. In connection with the exercise of these warrants, QuantRx paid cash commissions to Legend Merchant, Inc., of $16,429.

In August 2007, 38,100 common stock warrants were exercised and exchanged for 38,100 shares of our common stock, $0.01 par value, resulting in proceeds to the Company of $20,955. The exercise price for these warrants was $0.55.

On September 4 and June 1, 2007, the Company issued 2,000 and 6,000 common stock warrants with five-year terms and exercise prices of $0.87 and $1.15, respectively, in consideration of business development consulting services.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering.

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

*The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: November 12, 2007	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO

Date: November 12, 2007	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance