Form 10KSB
period 2007-12-31
QUANTRX BIOMEDICAL CORP
filed 2008-03-31
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-17119

QUANTRX BIOMEDICAL CORPORATION
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0202574 (IRS Employer Identification No.)

100 South Main Street, Suite 300, Doylestown, Pennsylvania 18901
(Address of principal executive offices) (Zip code)

(267) 880-1595
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act

Common Stock, $0.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $747,119

At March 17, 2008 the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $28,683,303 based upon the closing price of $0.82 reported for such date.

The number of shares outstanding of the issuer’s common stock as of March 17, 2008 was 41,699,681.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES”, “BELIEVES”, “EXPECTS”, “INTENDS”, “FORECASTS”, “PLANS”, “FUTURE”, “STRATEGY”, OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” ON PAGE SEVEN HEREOF. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

PART I

As used in this annual report on Form 10-KSB, “we,” “us,” “our,” “QuantRx” and “Company” refer to QuantRx Biomedical Corporation and its subsidiary, unless the context otherwise requires.

Item 1. Description of Business

Overview

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

QuantRx was incorporated December 5, 1986 under the laws of the state of Nevada. In April 2007, QuantRx increased its ownership in FluoroPharma, Inc., a development-stage molecular imaging company, to 57.78% of outstanding capital stock, resulting in its consolidation effective April 1, 2007. The investment in FluoroPharma is intended to strategically expand QuantRx’s diagnostic platforms.

Our Business

The Company’s technologies target significant market opportunities through the following platforms:

Lateral Flow Diagnostics

•	RapidSense® point-of-care testing products based on QuantRx core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets.

Molecular Imaging

•
Molecular imaging agents for Positron Emission Tomography (PET) and fluorescence imaging, with initial application in cardiovascular disease, addressing significant unmet medical needs by providing clinicians with important tools for early discovery and assessment.

Genomic Testing (through our affiliate, Genomics USA)

•	Single Nucleotide Polymorphism (SNP) chips; genome-based diagnostic chips for the laboratory and healthcare professional markets.

PAD/Health and Wellness

•	PAD technology for diagnosis and treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs.

Molecular imaging agents constitute the core of the QuantRx long-term product development focus while diagnostic and therapeutic products provide near-term revenue opportunities beginning in 2008.

These healthcare technologies are in different stages of development ranging from commercialization to proof of concept. The Company plans to bring all products to commercialization with manufacturing control maintained by QuantRx and sales and marketing managed through distributors, OEM, or strategic partners where appropriate. The Company’s goal is to maintain cost and technical leadership through the entire process.

Product and Product Candidates

QuantRx operates under a two-fold product development strategy: (1) Maximization of the value of internally developed products that are market-ready for near-term distribution, and (2) Aggressive development of technology platforms for products that QuantRx believes will address medical diagnostic and treatment issues into the future.

In order to capitalize on short-term revenue opportunities, QuantRx - in introducing its lateral flow diagnostic devices, Miniform PAD product lines and other products - aligns itself with experienced marketing partners that have established distribution channels. QuantRx teams with a manufacturing partner in Asia, as well as niche United States manufacturers, in order to bring products to market more quickly and at lower cost while controlling product quality.

FluoroPharma, Inc., a private company in which QuantRx has a majority ownership interest, is engaged in clinical trials in the development of next-generation imaging agents for PET diagnostics with initial indications for cardiovascular disease. Genomics USA, Inc., another company in which QuantRx has invested, is working toward completion of its HLA - human leukocyte antigen - chip technology for vaccine validity testing and initiation of field tests with the United States Department of Homeland Security.

The QuantRx internal development efforts are in parallel with the Company’s investigation of technologies and products for acquisition or licensing to help the Company expand and enhance its current platforms and succeed in its mission to be a market leader in medical diagnostic platforms and products for professionals, industry and consumers.

Lateral Flow Diagnostics

QuantRx has developed a patented RapidSense technology - a one-step lateral flow test with unique features such as: positive read indication for drugs-of-abuse, improved sensitivity, and the ability to read both large and small molecules. The rapid, disposable, and point-of-care diagnostic technology is ideal for collection of either urine or oral fluids. QuantRx also has a patented technology based on an innovative oral fluid collection device specifically designed for lateral flow tests - the only one-step oral fluid testing device now on the market developed by QuantRx for use with its patented RapidSense technology. This distinctive collection device has applications in the growing market of oral sample collections for issues ranging from drug-abuse testing, gathering biological evidence for criminal investigation, and screening for numerous communicable diseases including HIV/AIDS and other STDs.

The QuantRx device - an industry first - incorporates a removable barrier that prevents test chemicals from washing into the oral cavity during the collection process, and allows the controlled start of the test or tests within the device. Because the QuantRx device is designed for either single or multiple tests using the same sample, it is ideal for emerging drugs-of-abuse analyses and testing for a range of communicable diseases. The patented technology has a feature that provides a more secure "chain of custody" system, helping to ensure the identity and integrity of a specimen from collection through the reporting of test results.

In October 2007, the United States Food and Drug Administration (FDA) granted QuantRx 510(k) clearance on its Follicle Stimulating Hormone (FSH) lateral flow immunoassay test for FSH at 10ng/ml. This female fertility test is a one-step lateral flow device that determines ovarian reserve indirectly by measuring FSH in first morning urine. The Company intends to market this test through third party distribution. The Company is currently developing a male fertility test and anticipates introduction of this test in 2008.

In the first quarter of 2008, QuantRx filed four 510(k) applications with the FDA for its RapidSense urine based drugs-of-abuse test product line, and it expects to file ten new 510(k) applications for its urine based tests for drugs-of-abuse and menopause over the next 12 months. QuantRx also anticipates the filing of several 510(k) applications for its saliva based drugs-of-abuse test product line by year end. Additionally, feasibility for development of lateral flow tests for infectious disease and cardiac markers is currently being explored.

The technology has numerous potential applications. For this reason, QuantRx is pursuing collaborative research and development and original equipment manufacturer (OEM) relationships with companies and organizations interested in exploring new and existing analytes to drive the development of new products for the diagnostic marketplace to advance healthcare worldwide.

In the fourth quarter of 2007, QuantRx introduced its QuikSense® (formerly Affirm) drugs-of-abuse product line in the United States and European markets. This OEM product line is intended to develop distribution channels, complement its RapidSense line expected to be introduced in 2008, and enable QuantRx to offer a complete spectrum of drugs-of-abuse test product lines. QuantRx is also developing rapid test POC products in oral care for ALT BioScience, and a female fertility test jointly with a major consumer health company. These two development agreements stipulate certain rights related to manufacturing or royalties upon successful development and commercialization of the products, to be negotiated in good faith and defined in separate agreements upon successful completion of development as defined in the development agreements.

Molecular Diagnostic Imaging

The Company, through FluoroPharma, is developing proprietary diagnostic imaging products, with initial focus on the development of novel PET imaging agents for efficient detection and assessment of acute and chronic forms of Coronary Artery Disease (CAD). To date, the technology has been applied to the development of three cardiovascular imaging agents - CardioPET, BFPET, and VasoPET. The agents rapidly target either the myocardial cells within the heart or the vulnerable plaque within the coronary arteries and, combined with PET scanning, provide a non-invasive, highly specific, and efficient assessment of heart metabolism and physiology. Future applications exist in the broader cardiovascular, oncology, and neurology arenas.

CardioPET, FluoroPharma’s lead product, is a novel metabolic agent in development for the following intended uses: (a) detection of ischemic and infarcted tissue in patients with suspected or proven forms of acute and chronic CAD, particularly in those patients that cannot undergo stress-testing; and, (b) Cardiac Viability Assessment (CVA), for the prediction of functional improvement prior to, or following, revascularization in patients with acute CAD, including myocardial infarction.

CardioPET represents a potentially highly sensitive means of detecting ischemia at rest, because it can detect subtle metabolic insufficiency in myocardium. Thus, a primary application of CardioPET is its use in the assessment of patients with acute and chronic CAD that cannot undergo stress-testing.

CardioPET may also be ideal as the metabolic component in CVA due to its ability to specifically identify damaged but viable myocardial tissue. In contrast to non-viable scar tissue, viable myocardial tissue can undergo revascularization, which has been documented to improve left ventricular function and increase survival.

CardioPET will address two separate populations: (1) the estimated 1.75 million patients with chronic forms of CAD in the United States that undergo pharmacologic stress-testing due to stress-test contraindication; and, (2) the 350,000 patients with presumptive hibernating or stunned myocardium. For at-rest assessment of the former population, we believe CardioPET may be readily adopted by the cardiology community for the assessment of this patient pool. For CVA testing, we believe that CardioPET’s “first mover” advantage, when combined with the favorable technical parameters relative to currently available glucose-based agents such as fluorodeoxyglucose (FDG), should result in favorable market adoption. Another potential application for CardioPET is as a substitute for regular stress testing, as physicians see the benefit of fewer total scans and potentially faster diagnoses.

Following the filing of an Investigational New Drug (IND) application with the FDA, a Phase I clinical trial for CardioPET commenced in 2006 and the Company presented the positive results in the first quarter of 2008. The trial was designed to evaluate safety, distribution and dosimetry of CardioPET as a PET tracer for myocardial imaging in healthy subjects and patients with CAD. All primary study and safety endpoints were achieved; the drug and treatment were exceedingly well-tolerated. The Phase II clinical trial is expected to commence in 2008.

BFPET is a blood flow imaging device being developed for use as a myocardial perfusion agent in conjunction with stress-testing for the detection of ischemic and infarcted myocardial tissue in patients with suspected or proven chronic CAD.

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

Currently, it is estimated that approximately 80% of the 7 million patients with suspected acute and chronic forms of CAD in the United States are evaluated using the combination of blood flow imaging agents (blood flow agents) and stress-testing. An additional 350,000 patients undergo CVA in which a blood flow agent, such as BFPET, is used in combination with a metabolic imaging agent such as FDG or the Company’s CardioPET. We believe that BFPET may represent the first commercially feasible cardiovascular blood flow agent for the PET market.

VasoPET is a novel imaging agent for the detection of inflamed and/or coronary artery plaque formation in patients with CAD. VasoPET, if successful and approved, could represent the first cardiovascular PET product to reliably differentiate between vulnerable and stable coronary artery plaque.

Coronary artery plaques grow over time and progressively narrow the lumen of the coronary artery until blood flow to the heart diminishes to a critical level. The rupture of atherosclerotic plaque and the subsequent formation of clots overlying the plaque are currently recognized as the primary mechanisms of myocardial and cerebral infarctions. Therefore, the detection of vulnerable plaque in atherosclerotic lesions is a highly desirable goal and to this date remains both a significant clinical objective and large unaddressed market opportunity.

VasoPET is positioned to capture a small percentage of the entire atherosclerosis scanning market, which represents more than 50 million Americans. Preliminary estimates for the VasoPET market are a direct function of the more than 100,000 patients that undergo carotid artery procedures annually. There is a significant need to follow up after treatment to track the success of these procedures. We conservatively estimate that VasoPET will gradually become the standard follow up for carotid artery procedures and that 75% of patients will be scanned with VasoPET one year post-surgery.

FluoroPharma has completed the studies necessary for the filing of INDs for the myocardial perfusion imaging agent, BFPET, and atherosclerotic plaque imaging agent, VasoPET. Single-dose preclinical toxicology studies revealed no untoward affects of either compound when they were administered in doses up to one million times the anticipated clinical dose. The Company has submitted the IND application for BFPET, and following institutional review board (IRB) approval of the proposed studies, commenced Phase I clinical trials to evaluate safety and dosimetry in healthy subjects in the first quarter of 2008.

Each of the Company’s products will require significant clinical validation and a lengthy FDA approval process. While the approval process is not as long for these products as for a true drug, the process will entail several years and a large number of patients. We anticipate that it will be several years before our first New Drug Application (NDA) will be filed with the FDA.

SNPchip Genome-based Diagnostic Microarray Chips

Forming the basis of our next-generation point-of-care diagnostic technology is the clinically optimized microarray technology of Genomics USA, an affiliate of which QuantRx owns approximately 20% on a fully diluted basis. This technology platform is based on the non-covalent attachment of DNA probes to a surface which allows for cost-effective fabrication and manufacturing. This novel technology produces the only microarrays for analyzing intermediate numbers of genes.

The test array resides on a one-square-centimeter silicon chip that contains thousands of DNA probes that identify specific human gene sequences of diagnostic interest. The current competitive technologies require dispensing of a 10-fold excess of DNA, over that required to actually cover the microarray surface. In the QuantRx genomic technology, the adsorptive self assembly is nearly quantitative, requiring no more that a one fold excess of applied material.

The human DNA code has 3 billion letters, with 99.9 percent being identical between any two humans. QuantRx has as its focus population-scale testing for indications such as Human Papilloma Virus (HPV), the primary cause of cervical cancer, and Human Lymphocyte Antigen (HLA) typing, the segment of the genome that controls the body’s immune system determining the body’s reaction to drugs, vaccines, transplanted tissue, and disease.

Since the ability of an individual to respond to a particular drug or vaccine is essentially determined by his/her immune response - determined by the HLA type- a key application for this HLA-based technology will be related to vaccine development and personalized vaccine delivery; assuring a vaccine’s effectiveness for a particular individual. Other uses for a defined HLA type will include tissue transplantation, population scale testing for HPV and other viral disease, personalized treatment of microbial infection, and personalized treatment for autoimmune diseases such as arthritis and multiple sclerosis.

The biophysical properties of these "self-assembling" DNA microarrays allow SNP-based hybridizations simply and directly, without the need to perform single-base extension or any other secondary biochemical treatment. This simplification reduces the cost of the product, increases signal quality, and allows the product to be used by non-experts, especially in field-testing or small-clinic environments.

Follow-on products in the personalized medicine market will service chemical therapeutics, especially those applications in which personal genetic variation at a number of gene sites can cooperate to alter treatment responsiveness for conditions such as obesity, depression, cardiovascular risk, and others.

Development of this critical HLA determinate test has been accelerated by the infusion of approximately $3 million via a Defense Advanced Research Projects Agency (DARPA) sponsored Small Business Innovation Research (SBIR) grant, with the focus being to provide the military with information necessary to determine who would benefit from various vaccines in the event of a biowarfare release. A prototype of this test is anticipated in 2008. Initial commercialization of the HLA microarray chip for its application in vaccine development is expected in early 2009.

Properly validated, awareness of a patient’s HLA type will be as vital to medical practice as knowledge of one’s blood type, and testing and typing of an infant’s HLA at birth will become common practice.

Miniform PADs for Diagnosis and Treatment

The miniform PAD is a QuantRx patented technology that provides the basis for a line of products that address an array of consumer health issues including: temporary relief of hemorrhoid and minor vaginal infection itch and discomfort, feminine urinary incontinence, drug delivery, and medical sample collection for diagnostic testing.

The QuantRx miniform PAD is biodegradable and flushable, making it safe, convenient, and easy to use; addressing the growing trend in medicine to turn to products that seek to improve health and treat disease chiefly by assisting the body’s innate capacity to recover from illness and injury.

PADKit®

The PADKit integrates the miniform technology with QuantRx’s diagnostic expertise. The PADKit contains a miniform used as a collection device to collect a sample for diagnostic evaluation. Vaginally, the miniform collects blood along with numerous cells, vaginal mucous and discharge flushed out by the menstrual flow or during normal daily exfoliation. The PADKit is designed to provide the preferred sample collection system population scale testing for indications such as HPV, Human Immunodeficiency Virus (HIV), and general health screening, where healthcare professionals are not readily accessible.

Although significant improvements have been made in the area of Pap test sample reading and sample preparation, clinical indications support broad testing for HPV will have a greater impact in lowering the incidence of cervical cancer. The Company believes the PADKit will provide a superior and more consistent sample, as well as a simpler, more comfortable and convenient procedure for HPV testing. The Company further hopes to demonstrate viability of the PADKit as the basis of various other diagnostic and screening tests.

The Company has been issued several patents for the method and apparatus for collecting vaginal fluid and exfoliated vaginal cells for diagnostic purposes, collection of a sample for general diagnostic screening, and the collection of an anal sample for prostate and other diagnostic purposes. Several clinical studies have been conducted on the PADKit, which have provided data needed to show the degree to which the sample collected can be used to replace other accepted samples. QuantRx plans to proceed with further clinical trials and submission to the FDA for marketing approval of the PADKit, together with an appropriate strategic partner, and will continue to pursue additional patent protection.

Unique® Miniforms

The Company's Unique miniform is a safe, new, convenient, and flushable technology for the underserved Over-the-Counter (OTC) hemorrhoid and feminine urinary incontinence markets. The disposable miniform pads contain no adhesives and require no insertion, and it is small enough to fit in the palm of a hand.

The Unique miniform is available as a treated pad for the temporary relief of the itch and discomfort associated with hemorrhoids and minor vaginal infection, and as an untreated pad, for the daily protection of light urinary or anal leakage.

QuantRx initiated a limited web-based domestic roll-out of the Unique miniform in late 2007. This effort is intended to support the development of strategic partnership(s) to expand the retail availability of the product across the United States and internationally.

QuantRx has significant experience manufacturing its miniform and a clear understanding of its costs. The Company currently has contracted with a firm based in Taiwan to manufacture its pads. The miniform technology is protected by numerous patents covering various applications, the manufacturing process, and certain materials.

Distribution Arrangements

On July 7, 2006 (the effective date), QuantRx and Synova Healthcare, Inc. (Synova) entered into a distribution agreement pursuant to which Synova would act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. The initial term of the agreement was to commence on the effective date and, unless sooner terminated as provided in the agreement, was to continue in effect for a period of five years following the month in which Synova made its first shipment of products to its initial customers. Management estimated the effective term of the agreement to be six years from the effective date.

QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement, which was recorded as deferred revenue and was amortized into revenue over the expected term of the agreement, which was six years. QuantRx recognized revenue of $459,901 and $40,099 in 2007 and 2006, respectively. In December 2007, in accordance with the terms of the distribution agreement, QuantRx delivered notice of termination of the agreement and recognized the remaining deferred revenue at that time of $383,513.

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

Raw Materials and Manufacturing

The Company has limited manufacturing capacity for research and development projects and contracts the manufacturing of all of its products to third-party manufacturers in and outside the United States. All manufactured products are produced under standard operating procedures developed and controlled by the Company’s quality system, which specifies approved raw materials, vendors, and manufacturing methodology.

Intellectual Property Rights and Patents

The Company's technology portfolio, with more than three dozen patents, patents pending and licensed patents, includes: (1) RapidSense point-of-care testing products based on QuantRx core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets; (2) through FluoroPharma, molecular imaging agents for positron emission tomography (PET) and fluorescence imaging, with initial application in cardiovascular disease, addressing significant unmet medical needs by providing clinicians with important tools for early discovery and assessment; (3) through our affiliate, Genomics USA, Inc., genome-based diagnostic chips for the laboratory and healthcare professional markets; and (4) PAD technology for diagnosis and treatment of women's health concerns and other medical needs.

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

QuantRx and its subsidiary have 14 patents issued, 11 patents pending, and 12 licensed patents.

•	12 related to POC Diagnostics technology

•	10 related to Molecular Imaging technology

•	15 related to PAD technology

QuantRx also holds numerous United States trademarks, including QuantRx, PADkit, RapidSense and Unique.

Licensing and Development Agreements

The Company has a licensing agreement with Branan Medical Corporation to license its use of the RapidSense technology in connection with the oral screening of drugs-of-abuse.

QuantRx entered into a patent license agreement with The Procter & Gamble Company effective July 1, 2006. The agreement licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings. QuantRx has also entered into two development agreements in 2007 to develop rapid test POC products in oral care for ALT BioScience, and a female fertility test with a major consumer health company. Both agreements stipulate certain rights related to manufacturing or royalty rights upon successful development and commercialization of the developed products, to be negotiated in good faith and defined in separate agreements upon successful completion of development as defined in the development agreements.

Regulatory Requirements

Our products and manufacturing activities are subject to regulation by the FDA, and by other federal, state, local and foreign regulatory authorities. Pursuant to the Food, Drug, and Cosmetic Act of 1938, commonly known as the FD&C Act, and the regulations promulgated under it, the FDA regulates the research, development, clinical testing, manufacture, packaging, labeling, storage, distribution, promotion, advertising and sampling of medical devices and medical imaging products. Before a new device or pharmaceutical product can be introduced to the market, the manufacturer must generally obtain marketing clearance through a section 510(k) notification, through a Premarket Approval (PMA), or NDA.

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

The U.S. regulatory scheme for the development and commercialization of new pharmaceutical products, which includes are targeted molecular imaging agents, can be divided into three distinct phases: an investigational phase including both preclinical and clinical investigations leading up to the submission of an NDA; a period of FDA review culminating in the approval or refusal to approve the NDA; and the post-marketing period.

All of our OTC products derived from the Miniform technology, including Unique, are currently classified as Class I - exempt devices, requiring written notification to the FDA before marketing. The Company’s RapidSense product candidates generally require validation and notification to the FDA under Section 510(k) prior to commercialization. The Company does not currently market any product that requires full clinical validation as a Class III product under FDA regulations.

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

The Company’s Portland, Oregon, facility will comply with FDA and ISO standards as the facility moves toward manufacturing.

Certain of our product candidates will require significant clinical validation prior to obtaining marketing clearance from the FDA. The Company intends to contract with appropriate and experienced CROs (contract research organizations) to prepare for and review the results from clinical field trials. The Company engages certain scientific advisors, consisting of scientific Ph.D.s and M.D.s, who contribute to the scientific and medical validity of its clinical trials when appropriate.

Research and Development Activities

We spent the following amounts on research and development activities during the years ended December 31, 2007 and 2006:

2007: $2,012,419

2006: $665,636

We expect that our research and development expenses will continue to increase due to the initiation of numerous clinical trials and the continued development of our product lines.

Employees

As of December 31, 2007, we had 17 full-time employees and 2 part-time employees; 12 of whom were full-time employees of QuantRx and 7 of whom were employees of FluoroPharma, a subsidiary of QuantRx. Our employees are not represented by a labor organization or covered by a collective bargaining agreement.

Risk Factors

You should consider carefully the following risks, along with other information contained in this Form 10-KSB. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. If any of the following risks actually occur, our business, results of operations, and financial condition could be adversely affected.

We have a history of incurring net losses and we may never become profitable.

For the year ended December 31, 2007, the Company had an accumulated deficit of $37,388,222. Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Since the Company presently has limited sources of revenues and is committed to continuing its research and development activities, we may incur substantial and increasing losses in 2008. We cannot assure you that we will ever become profitable.

We will need to obtain additional funding to support our planned level of operations, and we may not be able to obtain such capital on a timely basis or under commercially reasonable terms, if at all.

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

Further testing of certain of our product candidates is required and regulatory approval may be delayed or denied, which would limit or prevent us from marketing our product candidates and significantly impair our ability to generate revenues.

     Human pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country.

     To varying degrees based on the regulatory plan for each product candidate, the effect of government regulation and the need for FDA and other regulatory agency approval will delay commercialization of our product candidates, impose costly procedures upon our activities, and put us at a disadvantage relative to larger companies with which we compete. There can be no assurance that FDA or other regulatory approval for any products developed by us will be granted on a timely basis, or at all. If we discontinue the development of one of our product candidates, our business and stock price may suffer.

The Company may face intense competition.

The Company is engaged in a segment of the biomedical industry that is highly competitive. If successfully brought into the marketplace, any of the Company’s products will likely compete with several existing products. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those by the Company. Competitive products may render the Company’s products obsolete or noncompetitive prior to the Company’s recovery of development and commercialization expenses.

Many of the Company’s competitors will also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than the Company, which would have a material adverse effect on the Company.

There is no assurance that the Company’s products will have market acceptance.

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

We are primarily dependent on third parties for the sales, marketing and distribution of our products. We may enter into various agreements providing for the commercialization of our product candidates. We intend to sell our product candidates primarily through third parties and establish relationships with other companies to commercialize them in other countries around the world. We currently have limited internal sales and marketing capabilities, or an infrastructure to support such activities. Therefore, our future profitability will depend in part on our ability to enter into effective marketing agreements. To the extent that we enter into sales, marketing and distribution arrangements with other companies to sell our products in the United States or abroad, our product revenues will depend on their efforts, which may not be successful.

The Company’s success will be dependent on licenses and proprietary rights it receives from other parties, and on any patents it may obtain.

Our success will depend in large part on the ability of the Company and its licensors to (i) maintain license and patent protection with respect to our products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others, and (iv) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries.

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

Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which the Company has rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, which may affect the rights of the Company. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. There can be no assurance that the Company’s patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies’ patents or whether the Company may infringe or be infringing these claims. Patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

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

The business of the Company will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. The Company has obtained insurance coverage; however, there can be no assurance that the Company will be able to obtain additional product liability insurance on commercially acceptable terms or that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.

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

Market prices for the Company’s common stock and the securities of other medical and biomedical technology companies have been highly volatile and may continue to be highly volatile in the future. Factors such as announcements of technological innovations or new products by the Company or its competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general can have a significant impact on any future market for common stock of the Company.

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and prices that you feel are appropriate.

Trading of our common stock, which is conducted on the OTC Bulletin Board, has been limited. This adversely affects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.

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

Item 2. Description of Property

Our corporate headquarters are located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania, in 3,034 square feet of space occupied under a five year lease that expires on July 31, 2011. This lease contains a termination option after the third year for a fee of $5,000. We also lease 6,310 square feet of commercial space used primarily for research and development at 5920 NE 112th Street, Portland, Oregon. This lease expires on September 30, 2011.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our Common Stock

Our common stock began trading on the OTC Bulletin Board under the symbol “QTXB” in June 2006. Previously our common stock traded on the OTC Pink Sheets. The prices below are based on high and low reported sales prices as reported by the OTC Bulletin Board and Pink Sheets during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2007
Fourth Quarter	$0.89	$0.43
Third Quarter	$1.20	$0.80
Second Quarter	$1.39	$0.91
First Quarter	$1.60	$1.16

Year ended December 31, 2006
Fourth Quarter	$1.69	$0.95
Third Quarter	$1.60	$0.95
Second Quarter	$1.70	$0.80
First Quarter	$1.90	$1.40

Stockholders

As of March 24, 2008 there were approximately 386 holders of record of our common stock, one of which was Cede & Co., a nominee for the Depository Trust Company or DTC. Shares of common stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 regarding equity compensation plans approved by the Company’s security holders. The Company does not have any equity compensation plans that have not been approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
1997 Equity compensation plans approved by security holders	1,372,500	$0.74	-
2007 Equity compensation plans approved by security holders	419,250	$0.85	7,580,750

Purchases of Equity Securities

During the year ended December 31, 2007, we did not purchase any outstanding shares of our equity securities, nor did any person or entity purchase any outstanding equity securities of the Company on our behalf.

Recent Sales of Unregistered Securities

In the fourth quarter of 2007, the Company issued an aggregate of 6,000 common stock warrants with five-year terms and exercise prices equal to the market price on the dates of grant ($0.61 and $0.75). These warrants were in consideration of business development consulting services. The fair value of these warrants was calculated to be $3,500, which was expensed in 2007.

In the fourth quarter of 2007, 6,250 non-qualified common stock options were granted to a member of the board of directors and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.69, have a term of five years and vested immediately.

In the fourth quarter of 2007, a total of 413,000 qualified common stock options were granted to employees and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.85, and have a term of ten years. The options vest monthly over one year.

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

Item 6. Management’s Discussion and Analysis

QuantRx Biomedical Corporation was incorporated on December 5, 1986 in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

QuantRx is a broad-based diagnostics company focused on the development and commercialization of innovative diagnostic products based on its patented technology platforms for the worldwide healthcare industry. The Company’s strategy is to commercialize its products through partners or distributors, contracting the manufacturing to third-party partners while maintaining control over the manufacturing process.

The Company's platforms include: (1) POC testing products based on QuantRx core intellectual property related to lateral flow techniques; (2) through FluoroPharma, molecular imaging agents for positron emission tomography (PET); (3) through our affiliate, Genomics USA, Inc., genome-based diagnostic chips; and (4) PAD miniform technology.

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

Our Consolidated Results of Operations

We recognized revenues of $747,119 and $91,463 for the years ended December 31, 2007 and 2006, respectively. Total costs and operating expenses for the years ended December 31, 2007 and 2006 were $6,735,285 and $3,102,796, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues	$747,119	$91,463
General and Administrative	$2,377,866	$1,295,744
Professional Fees	$1,881,179	$818,174
Research and Development	$2,012,419	$665,636
Other Expense, net	$474,227	$4,681,181

Revenues of $51,364 for the years 2007 and 2006 were derived from a licensing agreement for a specific use of our RapidSense technology in drug-of-abuse diagnostics. Additionally, in 2006, QuantRx received an up-front, non-refundable payment of $500,000 upon execution of a distribution agreement, which has been recorded as deferred revenue and was being amortized into revenue over the expected term of the agreement, which was six years. However, in the fourth quarter of 2007, the contract was terminated in accordance with the terms of the distribution agreement, and QuantRx recognized the remaining deferred revenue at that time. QuantRx recognized $459,901 and $40,099 from this distribution agreement in 2007 and 2006. QuantRx also recognized $235,146 in 2007 related to development agreements.

General and administrative expenses include, but are not limited to, payroll and related expenses, rent, office and insurance expenses. The increase of $1,082,122 in general and administrative expenses from 2006 to 2007 is primarily due to increased personnel expenses of $413,604 and the consolidation of FluoroPharma’s financial results effective April 1, 2007, resulting in the inclusion of $374,272 of FluoroPharma’s general and administrative expenses, mainly reflecting personnel expenses.

Professional fees include the costs of legal, consulting and auditing services provided to us. The increase of $1,063,005 in professional fees from 2006 to 2007 is primarily attributable to the consolidation of FluoroPharma, resulting in the inclusion of $422,457 of professional fees, composed primarily of legal fees of $174,859 and stock-based compensation for management consultants of $182,203. The remaining increase in professional fees was primarily related to $381,436 in increased expenses associated with financial consultants, $181,823 in increased expenses related to investor and public relations consultants, and the addition of a FDA regulatory consultant at a cost of $107,514, offset by a decrease in legal fees of $54,714 associated with patent related issues, regulatory compliance and acquisitions. While we are unable to estimate future costs of this nature with any degree of certainty, we intend to retain a limited number of skilled management to reduce the need for extensive assistance from consultants and accounting professionals.

Research and development expense primarily reflects technical consulting and expenses incurred in connection with the development of our product candidates. The increase of $1,346,783 from 2006 to 2007 in research and development expenses is primarily due to increased personnel expenses of $196,584 and product development costs of $132,799, as well as the consolidation of FluoroPharma, resulting in the inclusion of research and development expenses of $958,023, primarily consisting of $515,792 for personnel and consulting, and $345,463 related to clinical trials.

Net loss for 2007 was $6,044,337, a decrease of $1,648,177 from the $7,692,514 net loss reported for 2006. The decrease in net loss was primarily attributable to the satisfaction and conversion of convertible promissory notes issued in 2005 and 2006 and their related non-cash accrued interest and non-cash amortization of debt discounts and deferred financing costs of $4,724,335, offset by increased expenses as described above of $3,632,489, of which $1,788,633 relate to the consolidation of FluoroPharma.

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

We believe that the ability to develop and commercialize our diagnostic products and other technologies will depend in significant part on our ability to:

•	enter into effective sales, marketing and distribution arrangements with other parties;

•	operate without infringing upon the proprietary rights of others;

•	obtain patents;

•	develop and obtain additional patents and technologies in our key operating areas of interest; and

•	establish relationships with third-party manufacturers.

At December 31, 2007, the Company had cash and cash equivalents of $213,332 as compared to $1,256,912 at December 31, 2006.

During the year ended December 31, 2007, we used $4,985,904 of cash for operating activities, as compared to $1,817,560 during the year ended December 31, 2006. The increase in the use of cash for operating activities was a result of increased expenses, primarily related to professional fees, personnel, the development of our product candidates, and the consolidation of financial results for our subsidiary FluoroPharma effective April 1, 2007.

Cash used in investing activities during the year ended December 31, 2007 was $987,280 compared to $2,814,014 during the year ended December 31, 2006. Cash expenditures related to investments in FluoroPharma prior to consolidation were $521,777 during 2007 and $2,245,023 during 2006. Additionally, investments of $200,000 during 2007 and $400,000 during 2006 were made in two development stage companies to strategically expand our diagnostic platforms by adding new product candidates to our pipeline.

Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2007 was $3,374,996 as compared to $1,917,633 during the year ended December 31, 2006. Cash provided through the exercise of warrants during 2007 was $567,777 as compared to $57,430 during 2006. Cash provided through the issuance of convertible promissory notes was $1,000,000 during 2007 and $2,931,400 during 2006.

In the future, QuantRx expects to expand operations, including increasing ownership in its affiliates, with the use of additional financing and increased revenues from operations with the introduction of several products in 2008 and potential licensing opportunities. In the first quarter of 2008, QuantRx issued 10% senior secured convertible promissory notes and warrants to purchase 250,000 shares of common stock for aggregate gross proceeds of $1,000,000. Cash debt financing costs of $70,000 were incurred and are due to the placement agent. Proceeds of the financing will be used for general corporate purposes.

The following table summarizes our material contractual obligations relating to operating lease obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. At December 31, 2007, there were no material capital expenditure commitments.

	Payments due by Period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5	More than 5 Years
Operating lease obligations	$324,941	$122,263	$158,803	$43,875	$-

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin Topic 13 when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. Up-front engagement fees are recorded as deferred revenue and amortized to income on a straight-line basis over the term of the agreement, although the fee is due and payable at the time the agreement is signed or upon annual renewal. Payments related to substantive, performance-based milestones in an agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreement when they represent the culmination of the earnings process. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured. Significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding, the fee is fixed and determinable, and collection is probable. Once minimum royalties have been received, additional royalties are recognized as revenue when earned based on the distributor’s contractual reporting obligations. QuantRx is able to recognize minimum royalty payments on an accrual basis, as they are specified in the contract. However, since the Company cannot forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. Should information on licensee product sales become available so as to enable QuantRx to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

Our strategy includes entering into collaborative agreements with strategic partners for the development, commercialization and distribution of our product candidates. Such collaboration agreements may have multiple deliverables. We evaluate multiple deliverable arrangements pursuant to Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” Pursuant to EITF 00-21, in arrangements with multiple deliverables where we have continuing performance obligations, contract, milestone and license fees are recognized as revenue together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand-alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

Impairment of Assets

We assess the impairment of long-lived assets, including our other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We performed annual impairment tests of our equity method goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, equity method goodwill is not amortized but is subject to impairment tests in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” under which QuantRx would have recognized an impairment loss had there been a loss in the value of the equity method goodwill which was deemed to be other than a temporary decline.

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

Share-based Payments

We grant options to purchase our common stock to our employees and directors under our stock option plan subject to the provisions of SFAS No. 123(R), “Share-Based Payments.” Effective January 1, 2005, we use the fair value method to apply the provisions of SFAS No. 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes.

Upon adoption of SFAS No. 123(R), we began estimating the value of stock option awards on the date of grant using a Black-Scholes pricing model (Black-Scholes model). The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and risk-free interest rate. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us.

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2007 and 2006, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

Item 7. Financial Statements

Audited consolidated balance sheets for the years ended December 31, 2007 and 2006 and audited consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 are included immediately following the signature page to this report, beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

 Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007.

 This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the Company’s executive officers and directors as of December 31, 2007:

Directors & Executive Officers	Age	Position
Walter W. Witoshkin(1)	63	Chairman & CEO
William H. Fleming, Ph.D.(2)	61	Director, Secretary & Chief Scientific Officer
Sasha Afanassiev	40	CFO, Treasurer & VP of Finance
Cindy Horton	43	VP of Diagnostics
Dr. Shalom Hirschman(2)	71	Director
Dr. Arthur Hull Hayes, Jr.(1)	74	Director

(1)
Mr. Witoshkin and Dr. Hayes have been elected/ratified to hold office until the 2008 annual meeting of stockholders, or until their successor is duly elected or appointed, unless their office is earlier vacated.

(2)
Drs. Fleming and Hirschman have been elected to hold office until the 2009 annual meeting of stockholders, or until their successor is duly elected or appointed, unless their office is earlier vacated.

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

Mr. Witoshkin also serves as a director of Echo Therapeutics, Inc. and a number of privately held companies, including QuantRx subsidiary FluoroPharma.

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

Sasha Afanassiev has served as Chief Financial Officer and Vice President-Finance of QuantRx Biomedical Corporation since September 2005, and has also served as Treasurer of the Company since December 2005. Prior to joining QuantRx, Mr. Afanassiev worked in public accounting from 1989 through 2001, where he serviced a widely diversified client base. In 2001 Mr. Afanassiev established a managerial accounting and tax consulting firm as principal and founder. Mr. Afanassiev holds a bachelor’s degree from Temple University’s School of Business and Management and is a licensed Certified Public Accountant in the Commonwealth of Pennsylvania.

Cindy Horton has served as Vice President-Diagnostics of QuantRx since July 2005. Ms. Horton was the national sales manager for Applied Biotech, Inc., an Inverness Medical Innovations Company. Prior to that, she directed sales for Drugs of Abuse POC’s, Professional POC’s for Women Health and branded OTC products for private label customers at ABI, and its predecessor Forefront Diagnostics.

Independent Directors

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

Arthur Hull Hayes, Jr. has served as a Director of QuantRx since September 2006. Dr. Hayes served as Commissioner of the United States Food and Drug Administration from 1981 to 1983. Dr. Hayes founded and was President and Chief Operating Officer of MediScience Associates, Inc., a consulting organization that works with pharmaceutical firms, biomedical companies and foreign governments, from July 1991 to January 2006, and Clinical Professor of Medicine and Pharmacology at the Pennsylvania State University College of Medicine from 1981 to 2004. From 1986 to 1990, Dr. Hayes was President and Chief Executive Officer of E.M. Pharmaceuticals, a North American subsidiary of Germany’s E. Merck AG.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during 2007, (1) Cindy Horton did not timely file a Form 4 to report the grant of 50,000 common stock options, (2) William Fleming did not timely file a Form 4 to report the grant of 50,000 common stock options, (3) Sasha Afanassiev did not timely file a Form 4 to report the grant of 50,000 common stock options, (4) Walter Witoshkin did not timely file a Form 4 to report the grant of 250,000 common stock options, (5) Arthur H. Hayes, Jr. did not timely file a Form 4 to report the grant of 6,250 common stock options, and (6) Matthew Balk did not timely file a Form 4, as a more than 10% owner, to report the receipt of 105,300 common stock warrants pursuant to an advisory services agreement between QuantRx and Burnham Hill Partners, of which the Reporting Person is a Managing Member.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers of ours.

Involvement in Certain Legal Proceedings

QuantRx is not aware of any events that have occurred during the past five years that are required to be disclosed pursuant to Item 401(d) of Regulation S-B.

Code of Ethics

QuantRx has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-B. A copy of the Company’s code of ethics may also be obtained by any person without charge by sending a written request addressed to: QuantRx Biomedical Corporation, 100 South Main Street, Suite 300, Doylestown, Pennsylvania 18901.

Audit Committee

As of the date hereof, Shalom Hirschman and William Fleming serve on the audit committee of the Company’s board of directors. William Fleming is the chairperson of the audit committee. Our board of directors has not yet designated an independent financial expert, as defined by the SEC, as it is still recruiting qualified candidates to fill the position. During the last fiscal year the audit committee held no separate meetings. Until such time as a financial expert is appointed, all members of our board of directors perform the responsibilities of the audit committee, providing oversight of our accounting functions and controls.

Compensation Committee

As of the date hereof, Arthur H. Hayes, Jr. and William Fleming serve on the compensation committee of the Company’s board of directors. Arthur H. Hayes, Jr. is the chairperson of the compensation committee. The compensation committee reviews and recommends to the Board the compensation and benefits of our executive officers, administers our stock option plans, and establishes general policies relating to compensation and employee benefits. During the last fiscal year the compensation committee held no meetings.

Item 10. Executive Compensation

Summary Compensation

The following Summary Compensation Table sets forth summary information as to compensation received by the Company’s Chief Executive Officer and the two other most highly compensated executive officers of the Company as of December 31, 2007.
Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Walter W.	2007	240,000	75,000	-	153,712	(1)	-	-	-	468,712
Witoshkin, CEO	2006	240,000	10,000	-	66,454		-	-	-	316,454
Cindy Horton, VP of	2007	150,000	-	-	42,175		-	-	-	192,175
Diagnostics	2006	150,000	6,250	-	23,850		-	-	-	180,100
Sasha Afanassiev,	2007	150,000	-	-	10,375		-	-	-	160,375
CFO, Treasurer & VP of Finance	2006	110,167	6,250	-	125,325		-	-	-	241,742

(1) Includes $35,383 related to the issuance of options from a subsidiary for his directorship.

The amounts in the Option Awards column reflect the dollar amount recognized and expensed for financial statement reporting purposes for the years ended December 31, 2007 and 2006, in accordance with SFAS 123(R) of awards of stock options and thus do not represent aggregate fair value of grants. The Company used the Black-Scholes option price calculation to value the options granted in 2007 and 2006 using the following assumptions: risk-free rate of 5.77% and 4.93%; volatility of 1.35 and 1.70; actual term and exercise price of options granted.

Employment Contracts

We have entered into an employment contract with our Chief Executive Officer that provides for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2007, the future employment contract commitment for such key executive based on stated termination clause was approximately $240,000. All other employees are “at-will” employees and may be terminated at any time by the Company.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Walter W. Witoshkin, CEO & President (1)	925,872 62,500	- -	74,128 187,500	0.50 0.85	05/03/2015 10/08/2017
Cindy Horton, VP of Diagnostics (2)	- 12,500	- -	100,000 37,500	1.60 0.85	04/03/2016 10/08/2017
Sasha Afanassiev, CFO, Treasurer & VP of Finance (3)	25,000 75,000 12,500	- - -	- - 37,500	1.60 1.15 0.85	04/03/2016 07/25/2016 10/08/2017

(1)
Options granted 05/03/2005, which expire 05/03/2015 vest as follows; 333,000 shares vested on May 3, 2005 and the remaining options will continue to vest with respect to 18,527 shares each monthly anniversary thereafter until fully-vested. Exercise price exceeded the closing stock price on the date of grant. Options granted 10/08/2007 which expire 10/08/2017 vest monthly over one year. Exercise price is equal to the closing stock price on the date of grant.

(2)
Options granted 04/03/2006 vest upon meeting certain sales milestones which have not yet been met. Term of the options is ten years. Options granted 10/08/2007 which expire 10/08/2017 vest monthly over one year. Exercise prices are equal to the closing stock price on the date of grant.

(3)
Options granted 04/03/2006 which expire 04/03/2016 vested immediately. Options granted 07/25/2006 which expire 07/25/2016 vested January 1, 2007. Options granted 10/08/2007 which expire 10/08/2017 vest monthly over one year. Exercise prices are equal to the closing stock price on date of grant.

There are no outstanding stock awards as of December 31, 2007.

The Company used the Black-Scholes option price calculation to value the options granted in 2007 and 2006 using the following assumptions: risk-free rate of 5.77% and 4.93%; volatility of 1.35 and 1.70; actual term and exercise price of options granted. See Note 14 to the Consolidated Financial Statements for more details on option issuances.

Director Compensation

QuantRx compensates independent members of the Board of Directors cash compensation of $5,000 and 6,250 stock options per Board meeting attended in person; up to a maximum of four meetings per year. All options are granted at year end and have a term of five years and an exercise price equal to the closing stock price on date of grant.

The following table summarizes Director Compensation for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Walter W. Witoshkin	-	-	-	-	-	-	-
William H. Fleming, Ph.D.	-	-	-	-	-	-	-
Dr. Shalom Hirschman (1)	-	-	-	-	-	-	-
Dr. Arthur Hull Hayes, Jr. (2)	$5,000	-	$3,813	-	-	-	$8,813
Evan Levine (3)	-	-	-	-	-	-	-

(1)
Dr. Shalom Hirschman did not receive compensation related to his directorship pursuant to the terms of a consulting agreement in effect during 2007. He received a monthly fee of $4,000 in accordance with the terms of the agreement. Additional details can be found in Note 15 to the Consolidated Financial Statements.

(2)
Dr. Arthur H. Hayes, Jr. received an option grant at December 31, 2007 for 6,250 common shares. Material terms are as follows: December 31, 2007 grant date, exercise price of $0.69 and a five year term.

(3)	Mr. Levine’s term as director ended as of the 2007 annual meeting of shareholders.

The Company used the Black-Scholes option price calculation to value the options granted in 2007 using the following assumptions: risk-free rate of 5.77%; volatility of 1.35; actual term and exercise price of options granted.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 17, 2008, concerning the ownership of common stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current member of the Board of Directors of the Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

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

The Company had only common stock outstanding at March 17, 2008; therefore the following table refers to our common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of March 17, 2008	Percentage of Class (2)
Walter W. Witoshkin (3)	1,166,665	2.72%
William H. Fleming(4)	525,369	1.26%
Shalom Hirschman (5)	506,250	1.21%
Sasha Afanassiev (6)	133,335	0.32%
Arthur Hull Hayes, Jr. (7)	12,500	0.03%
Evan Levine (8) 6725 Mesa Ridge Road, Suite 100 San Diego, CA 92121	3,790,220	9.48%
Matthew Balk (9) 570 Lexington Avenue New York, NY 10021	5,728,009	13.74%
Mark Capital, LLC (10) 6725 Mesa Ridge Road, Suite 100 San Diego, CA 92121	2,945,000	7.03%
Sherbrooke Partners, LLC 570 Lexington Avenue New York, NY 10021	4,508,009	10.81%
Cindy Horton (11)	33,335	0.08%

(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 100 South Main Street, Suite 300, Doylestown, Pennsylvania 18901.

(2)
The percentage of beneficial ownership of common stock is based on 41,699,681 shares of common stock outstanding as of March 17, 2008 and excludes all shares of common stock issuable upon the exercise of outstanding options or warrants to purchase common stock or conversion of any common stock equivalents, other than the shares of common stock issuable upon the exercise of options or warrants to purchase common stock held by the named person to the extent such options or warrants are exercisable within 60 days of March 17, 2008.

(3)	Ownership is based upon 1,166,665 common stock options, including those exercisable within 60 days of March 17, 2008.

(4)	Ownership includes beneficial ownership of 1,000 shares of common stock held by the executive’s father and 33,335 common stock options, including those exercisable within 60 days of March 17, 2008.

(5)	Ownership includes 6,250 common stock options currently exercisable.

(6)	Ownership is based on 133,335 common stock options, including those exercisable within 60 days of March 17, 2008.

(7)	Ownership is based on 12,500 common stock options currently exercisable.

(8)
Includes 2,765,000 shares of common stock and common stock warrants currently exercisable for 180,000 common shares held by Mark Capital, LLC of which Evan Levine is the managing member; 990,000 shares of common stock held by Mr. Levine as custodian for his two children; and 35,220 shares of common stock held by Mr. Levine’s retirement plan.

(9)
Includes 4,508,009 shares of common stock held by Sherbrooke Partners, LLC, of which Matthew Balk is the sole member; and 1,220,000 shares of common stock held by Mr. Balk as custodian for his two children.

(10)	Ownership includes 180,000 common stock warrants currently exercisable for 180,000 common shares.

(11)	Ownership is based on 33,335 common stock options, including those exercisable within 60 days of March 17, 2008.

Item 12. Certain Relationships and Related Transactions

In the first quarter of 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of outstanding shares of common stock, is a managing member. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 are due to Burnham Hill Partners for its role as placement agent in the transaction.

In October 2007, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $65,000 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of outstanding shares of common stock, is a managing member. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 are due to Burnham Hill Partners for its role as placement agent in the transaction.

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

4.5
Form of Senior Convertible Promissory Note, dated October __, 2007, from QuantRx Biomedical Corporation in favor of Investor (incorporated by reference to Exhibit 4.1 filed with Form 8-K on October 24, 2007)

4.6	Form of Warrant to Purchase Shares of Common Stock of QuantRx Biomedical Corporation, dated October __, 2007 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 24, 2007)

10.1	Letter Agreement, dated December 3, 2005, between the Company and Univest Capital Limited (incorporated by reference to Exhibit 10.1 filed with Form 10-KSB on March 31, 2006)

10.2	Letter Agreement, dated November 8, 2005, between the Company and Burnham Hill Partners (incorporated by reference to Exhibit 10.2 filed with Form 10-KSB on March 31, 2006)

10.3	Letter Agreement, dated November 1, 2005, between the Company and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.3 filed with Form 10-KSB on March 31, 2006)

10.4	Letter Agreement, dated April 13, 2005, between the Company and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.4 filed with Form 10-KSB on March 31, 2006)

10.5	Distribution Agreement, dated as of July 7, 2006, between Synova, Inc. and the Company (incorporated by reference to Exhibit 10.1 filed with Form 10-QSB on November 14, 2006)

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

10.9
Investment Agreement, dated as of February 17, 2006, between QuantRx Biomedical Corporation and FluoroPharma, Inc.("Investment Agreement”) (incorporated by reference to Exhibit 10.1 filed with Form 10-QSB/A on December 1, 2006)

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

10.15	Letter Agreement, dated October 20, 2006, between the Company and Legend Merchant Group, Inc. (incorporated by reference to exhibit 10.15 filed with Form 10-K on April 2, 2007)

10.16	Stage 2 Investment Agreement, dated as of April 5, 2007, between QuantRx Biomedical Corporation and FluoroPharma, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 19, 2007)

10.17	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007)

10.18	Form of Letter Loan Agreement, dated October __, 2007, between Investor and QuantRx Biomedical Corporation (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 24, 2007)

14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)

21.1	List of subsidiaries of the Company as of December 31, 2007

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for the audit of our annual financial statements and the reviews of financial statements included in our Forms 10-QSB for years 2007 and 2006 are set forth in the table below.

	2007	2006
Williams & Webster, P.S.	$43,183	$44,749

Audit-Related Fees

During the years ended December 31, 2007 and 2006, no assurance or related services were performed by Williams & Webster P.S. that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the years ended December 31, 2007 and 2006, $4,515 and $6,000 in fees were billed by Williams & Webster, P.S. for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2007 and 2006, no fees were billed by Williams & Webster, P.S. other than the fees set forth under the captions “Audit Fees” and “Tax Fees” above.

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

QuantRx Biomedical Corporation

Date: March 31, 2008	By: /s/ Walter W. Witoshkin Walter W. Witoshkin, Chairman & CEO

Date: March 31, 2008	By: /s/ Sasha Afanassiev Sasha Afanassiev, CFO, Treasurer & VP of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date:	March 31, 2008	By: /s/ Walter W. Witoshkin Walter W. Witoshkin, Director

Date:	March 31, 2008	By: /s/ William H. Fleming William H. Fleming, Director

Date:	March 31, 2008	By: /s/ Shalom Hirschman Shalom Hirschman, Director

STATEMENT OF INFORMATION FURNISHED

The following financial statements have been prepared in accordance with Form 10-KSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the consolidated financial position as of December 31, 2007 and 2006, the consolidated results of operations for the years ended December 31, 2007 and 2006, consolidated cash flows for the years ended December 31, 2007 and 2006, and Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

QUANTRX BIOMEDICAL CORPORATION

FINANCIAL STATEMENTS

QuantRx Biomedical Corporation
Doylestown, Pennsylvania

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of QuantRx Biomedical Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of QuantRx Biomedical Corporation as of December 31, 2007 and 2006 and the consolidated results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 28, 2008

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$213,332	$1,256,912
Accounts receivable	80,758	-
Interest receivable, net of allowance for bad debt of $14,000 and $0	-	9,917
Interest receivable - related party	15,650	986
Inventories	37,313	-
Prepaid expenses	227,022	113,386
Note receivable, net of allowance for bad debt of $200,000 and $0	-	200,000
Note receivable - related party	200,000	250,000
Deferred finance costs, net	107,507	-
Deposits	4,448	5,350
Total Current Assets	886,030	1,836,551

Investments	200,000	2,195,023
Property and equipment, net	391,720	156,823
Intangible assets, net	2,162,225	113,669
Security deposits	10,667	10,667

Total Assets	$3,650,642	$4,312,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$720,408	$244,863
Accrued expenses	233,283	41,692
Deferred revenue, current portion	-	83,333
Short-term convertible notes payable, net of discount	795,476	-
Security deposits	2,000	-
Loans payable, current portion	10,882	-
Total Current Liabilities	1,762,049	369,888

Deferred revenue, long-term portion	-	376,569
Loans payable, long-term portion	5,733	-
Notes payable, long-term portion	44,000	-

Total Liabilities	1,811,782	746,457

Commitments and Contingencies	-	-
Minority Interest	-	-

Stockholders’ Equity:
Convertible preferred stock; $0.01 par value, 25,000,000 authorized
Series A shares 9,750,000 designated; no shares issued and
outstanding	-	-
Common stock; $0.01 par value, 75,000,000 authorized;
41,699,681 and 37,378,080 shares issued and outstanding	416,996	373,780
Additional paid-in capital	38,810,086	33,706,733
Accumulated deficit	(37,388,222)	(30,514,237)
Total Stockholders’ Equity	1,838,860	3,566,276

Total Liabilities and Stockholders’ Equity	$3,650,642	$4,312,733

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006

Revenues	$747,119	$91,463

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	4,056	-
Sales and marketing	244,958	302,171
General and administrative	2,377,866	1,295,744
Professional fees	1,881,179	818,174
Research and development	2,012,419	665,636
Amortization	132,875	7,560
Depreciation	81,932	13,511
Total Costs and Operating Expenses	6,735,285	3,102,796

Loss from Operations	(5,988,166)	(3,011,333)

Other Income (Expense):
Interest and dividend income	76,571	44,221
Interest expense	(23,401)	(287,926)
Bad debt expense	(214,000)	-
Rental income	20,008	-
Grant income	14,000	-
Loss on equity investee	(267,608)	-
Amortization of debt discount to interest expense	(52,304)	(4,003,093)
Amortization of deferred financing costs to interest expense	(27,493)	(434,383)
Total Other Income (Expense), net	(474,227)	(4,681,181)

Loss before Minority Interest and Taxes	(6,462,393)	(7,692,514)

Minority Interest	418,056	-
Provision for Income Taxes	-	-

Net Loss	$(6,044,337)	$(7,692,514)

Basic and Diluted Net Loss per Common Share	$(0.15)	$(0.26)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	40,627,309	29,629,947

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,044,337)	$(7,692,514)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	214,807	21,071
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	79,797	4,437,476
Bad debt expense	214,000	-
Issuance of common stock for accrued interest	-	289,098
Stock-based compensation for employee awards	235,378	253,355
Expenses related to common stock warrants issued	150,902	-
Non-cash fair value of warrants and options issued for consulting	638,459	219,000
Non-cash fair value of common stock issued for consulting	-	19,500
Non-cash fair value of warrants issued for purchased R&D	-	100,010
Loss on equity investee	267,608	-
Minority interest	(418,056)	-
(Increase) decrease in:
Accounts receivable	(80,758)	-
Interest receivable	(18,747)	(10,903)
Inventories	(37,313)	-
Prepaid expenses	(36,156)	18,359
Deposits	23,402	(13,655)
Increase (decrease) in:
Accounts payable	145,920	127,709
Accrued expenses	137,092	(45,968)
Security deposits	2,000	-
Deferred revenue	(459,902)	459,902

Net Cash Used by Operating Activities	(4,985,904)	(1,817,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchases of fixed assets	(218,853)	(110,491)
Cash paid for investments	-	(200,000)
Cash paid for equity interest in FluoroPharma	(1,536,000)	(1,995,023)
Cash obtained from equity interest in FluoroPharma	764,223	-
Payment on note receivable from FluoroPharma	250,000	-
Increase in note receivable	-	(200,000)
Increase in note receivable - related party	(200,000)	(250,000)
Cash paid for licensing agreement	(15,000)	(50,000)
Cash paid for capitalized website development costs	(31,650)	(8,500)

Net Cash Used by Investing Activities	(987,280)	(2,814,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs of $157,504	3,374,996	1,917,633
Proceeds from long-term note payable	44,000	-
Proceeds from exercise of warrants to common stock, net of placement fees of $16,429	567,777	57,430
Payments on loan payable used to finance equipment purchase	(7,763)	-
Decrease in payables related to debt financing costs	-	(56,400)
Proceeds from issuance of convertible notes	1,000,000	3,155,000
Cash financing costs paid for issuance of convertible notes	-	(167,200)
Repayment of loans payable	-	(8,500)
Payment of payables related to fixed asset purchases	(49,406)	-

Net Cash Provided by Financing Activities	4,929,604	4,897,963

Net Increase (Decrease) in Cash and Cash Equivalents	(1,043,580)	266,389

Cash and Cash Equivalents, Beginning of Period	1,256,912	990,523

Cash and Cash Equivalents, End of Period	$213,332	$1,256,912

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$23,401	$445
Income tax paid	-	-

Supplemental Disclosure of Non-Cash Activities Financing and Investing Activities:
Fair value of warrants issued to placement agents for debt financing costs	$65,000	$143,049
Fair value of warrants issued with convertible notes	134,452	1,131,663
Fair value of beneficial conversion feature embedded in convertible notes	97,164	2,023,337
Fair value of warrants issued with common stock	1,243,087	-
Fair value of warrants issued to placement agents for equity financing costs	277,778	-
Conversion of preferred stock to common stock	-	81,411
Increase in notes payable related to equipment purchase financing	24,377	-
Decrease in payables related to purchase of fixed assets	3,852	-
Increase in payables related to purchase of fixed assets	-	49,406
Issuance of common stock to satisfy loans payable	-	20,000
Issuance of common stock pursuant to conversion of convertible note payable	-	50,000
Incremental fair value of modified warrants issued pursuant to debt financing	25,210	-
Issuance of common stock for convertible notes payable and accrued interest	-	4,030,000
Increase in payables for debt financing costs	70,000	-

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stock
	Preferred		Common		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
BALANCE, DECEMBER 31, 2005	8,141,147	$81,411	18,239,773	$182,397	$23,612,630	$(22,821,723)	$1,054,715

Exercise of common stock warrants	-	-	85,800	858	56,572	-	57,430
Conversion of Series A convertible preferred stock to common stock	(8,141,147)	(81,411)	12,211,721	122,117	(40,706)	-	-
Fair value of stock-based compensation (options)	-	-	-	-	253,355	-	253,355
Fair value of warrants issued with convertible notes	-	-	-	-	1,131,663	-	1,131,663
Fair value of embedded beneficial conversion feature of convertible notes	-	-	-	-	2,023,337	-	2,023,337
Fair value of warrants issued for debt financing costs	-	-	-	-	143,049	-	143,049
Fair value of warrants issued for consulting	-	-	-	-	219,000	-	219,000
Issuance of common stock for consulting	-	-	15,000	150	19,350	-	19,500
Fair value of warrants issued for purchased R&D	-	-	-	-	100,010	-	100,010
Issuance of common stock in exchange for debt at $0.05 per share	-	-	40,000	400	19,600	-	20,000
Conversion of notes payable and accrued interest to common stock	-	-	4,745,786	47,458	4,271,640	-	4,319,098
Issuance of common stock, net of cash issuance costs of $122,367	-	-	2,040,000	20,400	1,897,233	-	1,917,633
Net loss for the year ended December 31, 2006	-	-	-	-	-	(7,692,514)	(7,692,514)

BALANCE, DECEMBER 31, 2006	-	-	37,378,080	373,780	33,706,733	(30,514,237)	3,566,276

Issuance of common stock, net of cash issuance costs of $157,504	-	-	3,532,500	35,325	3,339,671	-	3,374,996
Fair value of warrants issued for consulting	-	-	-	-	316,120	-	316,120
Fair value of employee stock based compensation	-	-	-	-	219,564	-	219,564
Expenses related to common stock warrants issued	-	-	-	-	150,902	-	150,902
Fair value of stock based compensation for FP (less minority interest portion)	-	-	-	-	195,384	-	195,384
Retroactive adjustment for prior year equity method loss (equity method goodwill)	-	-	-	-	-	(829,648)	(829,648)
Exercise of common stock warrants, net of placement fees of $16,429	-	-	789,101	7,891	559,886	-	567,777
Fair value of warrants issued with convertible notes	-	-	-	-	134,452	-	134,452
Fair value of embedded beneficial conversion feature of convertible notes	-	-	-	-	97,164	-	97,164
Incremental fair value of modified warrants issued pursuant to debt financing	-	-	-	-	25,210	-	25,210
Fair value of warrants issued for debt financing costs	-	-	-	-	65,000	-	65,000
Net loss for the year ended December 31, 2007	-	-	-	-	-	(6,044,337)	(6,044,337)

BALANCE, DECEMBER 31, 2007	-	$-	41,699,681	$416,996	$38,810,086	$(37,388,222)	$1,838,860

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

In April 2007, QuantRx increased its ownership in FluoroPharma, Inc., a development-stage molecular imaging company, to 57.78% of outstanding capital stock, resulting in its consolidation effective April 1, 2007. When used in these notes, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Biomedical Corporation, a Nevada corporation, and its subsidiary.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of QuantRx Biomedical Corporation is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting for Share-Based Payments

Effective January 1, 2005, QuantRx adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” using the modified prospective method of application. SFAS No. 123(R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes method in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123(R), which resulted in stock-based compensation expense related to employees for the year ended December 31, 2007 and 2006 of $235,378 and $253,355, respectively (including $15,814 relating to subsidiary options in 2007).

Accounts and Notes Receivable and Bad Debts

QuantRx carries its receivables at net realizable value. Interest on notes receivable is accrued based upon the terms of the note agreement. The Company provides reserves against receivables and related accrued interest for estimated losses that may result from a debtor’s inability to pay. The amount is determined by analyzing known uncollectible accounts, economic conditions, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve. The allowance for bad debts was $214,000 and $0 in 2007 and 2006, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2007 and 2006.

Concentration of Risks

The Company maintains its cash and cash equivalents in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of December 31, 2007, the Company’s cash balances exceeded Federal Deposit Insurance Corporation limits at December 31, 2007 and 2006 by $103,051 and $1,155,512, respectively.

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

As of December 31, 2007, the Company had outstanding common stock options of 1,791,750, common stock warrants of 7,113,383, and convertible debt subject to conversion into 1,250,000 shares. The above options, warrants and convertible debt were deemed to be antidilutive for the Company’s year end of December 31, 2007.

As of December 31, 2006, the Company had outstanding common stock options of 1,372,500 and common stock warrants of 5,854,484. The above options and warrants were deemed to be antidulitive for the Company’s year end of December 31, 2006.

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash and cash equivalents, prepaid expenses and other deferred charges, short-term accounts and notes receivable, accounts payable, accrued expenses and other current liabilities. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2007 and 2006 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $81,932 and $13,511 for the years ended December 31, 2007 and 2006. Expenditures for repairs and maintenance are expensed as incurred.

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In July 2006, FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, we did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2007 or 2006, and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2007. See Note 11, Income Taxes.

Impairments

The Company assesses the impairment of long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company holds investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. The Company records an investment impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

The Company performed annual impairment tests of our equity method goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, equity method goodwill is not amortized but is subject to impairment tests in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” under which QuantRx would have recognized an impairment loss had there been a loss in the value of the equity method goodwill which was deemed to be other than a temporary decline. See Note 3 for additional information.

Management has determined that no impairments were required during the years ended December 31, 2007 and 2006, respectively.

Intangible Assets

The Company’s intangible assets consist of patents, patents under licensing, website development costs, and acquired intangibles, and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and; acquired intangibles, estimated remaining useful life, between eight and 15 years. Amortization expense totaled $132,875 and $7,560 for the years ended December 31, 2007 and 2006, respectively. The estimated aggregate amortization expense for 2008 through 2012 is $177,485; $177,249; $169,702; $164,102; and $164,102.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and, from April 1, 2007, its majority-owned subsidiary, FluoroPharma, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 3 for additional information.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (FASB) issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51," which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. QuantRx expects SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. QuantRx is still assessing the impact of SFAS No. 141(R).

In November 2007, the Emerging Issues Task Force (EITF) issued EITF No. 07-01, “Accounting for Collaborative Arrangements.” EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that transactions within a collaborative arrangement that are part of a vendor-customer (or analogous) relationship are subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for fiscal years beginning December 15, 2008. QuantRx does not expect the adoption of EITF 07-01 to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2007, the FASB ratified the EITF consensus on EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF 07-3 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be capitalized and deferred. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when an entity does not expect the goods to be delivered or services to be performed. EITF 07-3 is effective for fiscal periods beginning after December 15, 2007. QuantRx does not expect the adoption of EITF 07-3 to have a material impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates and applies to all entities with available-for-sale and trading securities. Implementation of this statement is required in the first quarter of 2008. QuantRx does not expect this statement to have a material impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to clarify how to measure fair value and to expand disclosures about fair value measurements. Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income or in accumulated comprehensive income for the period. QuantRx does not expect this statement to have a material impact on the Company’s consolidated results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140.” This statement established the accounting for certain derivatives embedded in other instruments and was effective for fiscal years beginning after September 15, 2006. This statement has had no impact on the Company’s financial condition or results of operations.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Research and Development Costs

Research and development costs are expensed as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin Topic 13 when persuasive evidence of an arrangement exists and delivery or performance has occurred, provided the fee is fixed or determinable and collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. Up-front engagement fees are recorded as deferred revenue and amortized to income on a straight-line basis over the term of the agreement, although the fee is due and payable at the time the agreement is signed or upon annual renewal. Payments related to substantive, performance-based milestones in an agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreement when they represent the culmination of the earnings process. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured.

The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding, the fee is fixed and determinable, and collection is probable. Once minimum royalties have been received, additional royalties are recognized as revenue when earned based on the distributor’s or reseller’s contractual reporting obligations. Royalty revenue totaled $51,364 for 2007 and 2006.

The Company’s strategy includes entering into collaborative agreements with strategic partners for the development, commercialization and distribution of its product candidates. Such collaboration agreements may have multiple deliverables. The Company evaluates multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Pursuant to EITF 00-21, in arrangements with multiple deliverables where the Company has continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Cash received in advance of revenue recognition is recorded as deferred revenue.

Branan Medical Corporation

In 2000, QuantRx and Branan Medical Corporation signed a world-wide license agreement for QuantRx’s RapidSense technology, specifically for the purpose of making, using and offering for sale saliva tests for “Drugs of Abuse.” The agreement terminates upon expiration of the RapidSense technology patents (currently in 2023), but may be terminated by either party with 60 days notice. QuantRx is entitled to royalties of 5% on net sales of licensed products by Branan, with a monthly minimum royalty payment of $4,280. QuantRx has no further obligations under this license; and therefore, recognizes these royalties when due and payable.

Synova Healthcare, Inc.

On July 7, 2006 (the effective date), QuantRx and Synova Healthcare, Inc. (Synova) entered into a distribution agreement pursuant to which Synova would act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. The initial term of the agreement was to commence on the effective date and, unless sooner terminated as provided in the agreement, was to continue in effect for a period of five years following the month in which Synova made its first shipment of products to its initial customers. Management estimated the effective term of the agreement to be six years from the effective date.

QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement, which was recorded as deferred revenue and was amortized into revenue over the expected term of the agreement, which was six years. QuantRx recognized revenue of $459,901 and $40,099 in 2007 and 2006, respectively. In December 2007, in accordance with the terms of the distribution agreement, QuantRx delivered notice of termination of the agreement and recognized the remaining deferred revenue at that time of $383,513.

Development Agreements

In 2007 QuantRx entered into two development agreements to develop rapid test POC products in oral care for ALT BioScience (ALT), and a female fertility test jointly with a major consumer health company. QuantRx recognized revenues $235,146 related to these agreements in accordance with its revenue recognition policies, and costs of approximately $346,845.

The ALT agreement, and subsequent renewals, commenced March 2007 and stipulated an up front fee, recognized over the initial five month term, and monthly fees. The current agreement terminates October 31, 2008, with automatic 30 day renewals, subject to termination with 45 days notice. The agreement grants QuantRx certain manufacturing rights for the developed products, which shall be negotiated in good faith in a separate manufacturing agreement upon the completion of design and verification testing.

The second development agreement entered into in 2007 was accounted for using the Performance Method - Expected Revenue. The agreement included an up front payment which was recognized fully in 2007, and stipulates milestone based payments, one of which was recognized in 2007, as well as certain royalty rights upon meeting the product requirements as mutually agreed upon in the development plan and subsequent commercialization. Should the decision be made to proceed toward commercialization by the counterparty, a separate definitive licensing agreement shall be negotiated in good faith specifying details of the royalty rights contained in the development agreement.

Use of Estimates

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

As of December 31, 2007, QuantRx owned approximately 57.78% of the issued and outstanding capital stock of FluoroPharma. Effective April 1, 2007, FluoroPharma’s results of operations have been included in the accompanying consolidated financial statements.

The investment in FluoroPharma of $1,995,023 at December 31, 2006, and until the date of consolidation, was accounted for in accordance with the equity method of accounting. Since FluoroPharma’s liabilities exceeded assets on the investment dates, each investment was recorded as equity method goodwill. In accordance with SFAS No. 142, equity method goodwill is not amortized or tested for impairment in accordance with this standard. QuantRx reviewed the equity method goodwill in accordance with APB Opinion No. 18 under which QuantRx would have recognized an impairment loss had there been a loss in the value of the equity method goodwill which was deemed to be other than a temporary decline. No impairment was recognized through March 31, 2007.

QuantRx is not accounting for the acquisition of FluoroPharma’s equity as a business combination since FluoroPharma is a development-stage enterprise and does not meet the definition of a business in accordance with SFAS No. 141, “Business Combinations” and EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” As a result of the consolidation and pursuant to Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” effective April 1, 2007, QuantRx recognized previously unrecognized equity method losses relating to its investment in FluoroPharma of $829,648, attributable to 2006, as an adjustment to retained earnings, and $267,608, attributable to 2007, in the second quarter of 2007. These losses were previously unrecognized since APB No. 18 stipulated that the entire investment be treated as equity method goodwill with no equity method loss recognition.

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
$2,433,767

Acquired intangibles primarily consist of licensed patent rights and technology licenses and are estimated to have a weighted average life of 15 years. Amortization expense related to these intangibles (subsequent to the acquisition) in the year ending December 31, 2007, was $114,044.

Minority interests of $275,288 at April 1, 2007, resulted from the consolidation of FluoroPharma reflecting the interests held by third parties of FluoroPharma. Since acquisition, and as of December 31, 2007, the portion of FluoroPharma’s losses attributable to the minority interest have been recorded, reducing the minority interest to zero.

In the third and fourth quarters of 2007, QuantRx advanced an aggregate of $600,000 to FluoroPharma through five convertible promissory notes due within twelve months. These notes and accrued interest of $14,252 for the year ended December 31, 2007, were eliminated in consolidation.

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

In connection with the initial investment, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. FluoroPharma has outstanding common stock equivalents which, if exercised together with the Company’s option and convertible notes, would reduce the Company’s ownership percentage to approximately 52.19% on a fully diluted and as converted basis as of December 31, 2007.

4. OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2007 and 2006 consist of:

	2007	2006
Prepaid expenses:
Prepaid consulting	$159,410	$73,000
Prepaid consulting - related party	17,377	-
Prepaid insurance	31,829	30,313
Prepaid press releases	3,780	2,538
Prepaid rent	5,310	5,310
Other	9,316	2,225
Prepaid expenses	$227,022	$113,386

Property and equipment:
Computers and office furniture, fixtures and equipment	$148,141	$84,129
Machinery and equipment	252,681	37,104
Leasehold improvements	92,233	51,228
Less: accumulated depreciation	(101,335)	(15,638)
Property and equipment, net	$391,720	$156,823

Accrued expenses:
Professional fees	$72,050	$30,000
Clinical trials	110,833	-
Other	50,400	11,692
Accrued expenses	$233,283	$41,692

5. NOTES RECEIVABLE

FluoroPharma, Inc.

In February 2007 and December 2006, QuantRx advanced an aggregate of $500,000 to FluoroPharma through two $250,000, 8% promissory notes due May 16 and March 31, 2007, respectively. QuantRx accrued interest of $7,836 on these notes for the year ended December 31, 2007. The principal balances and unpaid accrued interest were settled through a staged investment transaction in the second quarter of 2007; see Note 3.

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (GUSA) through an 8% promissory note due April 8, 2007. The note is currently convertible at QuantRx’s discretion into 10% of GUSA’s outstanding capital stock on a fully diluted and as converted basis. QuantRx is currently exploring the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note shall continue to accrue interest. QuantRx accrued interest of $15,649 on this note for the year ended December 31, 2007. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms. See Note 6 for additional information on GUSA.

Rockland Technimed, Ltd.

In April 2006, QuantRx advanced $200,000 to Rockland Technimed, Ltd. (Rockland) through a 7% convertible promissory note due twelve months from the date of issuance. Rockland, a privately held Delaware corporation, is a development stage company focused on the research and development of tissue viability imaging diagnostics using magnetic resonance imaging (MRI) scanners. QuantRx has accrued interest of $4,083 for the year ended December 31, 2007. The note is convertible at QuantRx’s discretion into 20% of Rockland’s outstanding capital stock on a fully diluted and as converted basis to satisfy the note and accrued interest. QuantRx ceased accruing interest as of the maturity date and established an allowance for bad debt in the amount equal to the principal balance and accrued interest, $214,000, as the Company attempts to resolve this matter.

6. INVESTMENTS

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of December 31, 2007, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis.

QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized for the year ended December 31, 2007.

7. INTANGIBLE ASSETS

Intangible assets as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
Licensed patents and patent rights	$2,168,305	$50,000
Patents	82,008	82,008
Technology license	22,517	-
Website development	49,111	8,500
Less: accumulated amortization	(159,716)	(26,839)
Intangibles, net	$2,162,225	$113,669

Acquired Intangibles

In April 2007, QuantRx obtained a majority interest in FlouroPharma, resulting in $2,134,783 allocated to acquired intangible assets based upon estimated fair values as of the purchase date. These acquired intangibles primarily consist of licensed patent rights and technology licenses and are estimated to have a weighted average life of 15 years.

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

The Company has capitalized this engagement fee and will amortize the capitalized cost over the expected term of the patent license agreement. Amortization of $5,000 and $2,500 in connection with this licensed patent was recognized in the years ended December 31, 2007 and 2006. All royalties due pursuant to the terms of the agreement will be expensed as incurred. Impairment will be considered in accordance with the Company’s impairment policy. No impairment was recognized as of December 31, 2007.

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

Additionally, QuantRx received a $14,000 grant for qualified expenditures related to its research facility. QuantRx satisfied the grant terms and recorded the grant as other income.

9. CONVERTIBLE DEBT

2007 Convertible Promissory Notes

On October 16, 2007, QuantRx completed a private placement of 10% senior secured convertible promissory notes and warrants to purchase shares of QuantRx' common stock. In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $1,000,000 and warrants to purchase 250,000 shares of QuantRx' common stock at an exercise price of $1.25 (relative fair value of $134,454). Proceeds of the financing will be used for general corporate purposes. The notes and the warrants were offered only to certain private accredited investors.

These convertible notes are automatically convertible into shares of QuantRx common stock upon completion of a “qualified” equity financing (or financings) with aggregate gross proceeds of at least $4,000,000 (amount to be reduced by these convertible promissory notes, up to a maximum of $2,000,000). Under the terms of the convertible notes, holders of the notes will be deemed to have tendered 115% of their aggregate outstanding principal balance and accrued interest for purchase of securities in the qualified equity financing, entitling the holders to all rights afforded to purchasers in such financing (“contingent embedded conversion option”). Alternatively, the convertible notes allow the holders to convert their outstanding principal and accrued interest into common stock at a price of $0.80 per common share (“embedded conversion option”). Either conversion would result in the satisfaction of all of QuantRx’s obligations under the convertible notes.

In the event QuantRx does not complete a qualified financing and holders do not voluntarily convert, QuantRx must repay the outstanding principal balance and accrued and unpaid interest on October 31, 2008. At the payee’s option, accrued interest may be converted to additional senior secured promissory notes. QuantRx has the right to prepay the promissory notes at 115% of face value and 100% of accrued interest by providing ten days notice.

In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” QuantRx allocated $134,454 of the principal amount of the 10% convertible promissory notes to the warrants as original issue discount, which represented the relative fair value of the warrants at the date of issuance.

The embedded conversion option described above is not considered a derivative instrument and is not required to be bifurcated pursuant to the scope exception in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” since it is indexed to QuantRx’s stock and is classified as stockholders’ equity. Equity classification of the embedded conversion options is met through the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock,” paragraphs 12-32. QuantRx also concluded, pursuant to EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” that while the embedded conversion option is not required to be bifurcated, the instruments do contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion options. QuantRx measured the intrinsic value of the “embedded conversion option” ($97,164) based upon the effective conversion price, which is defined by EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” as the allocated proceeds divided by the number of shares to be received on conversion. This amount was recorded as original issue discount.

The contingent embedded conversion option qualifies as an embedded contingent conversion option in accordance with EITF 98-5 and 00-27 since execution of the contingent embedded conversion option is contingent upon a qualified equity financing and is not within the control of QuantRx. The intrinsic value of the contingent embedded conversion option will not be recognized until and unless such financing occurs (the triggering event); which will then enable QuantRx to measure the intrinsic value associated with the automatic conversion feature.

In connection with this transaction, certain warrants that were previously issued to the note holders were modified by reducing their exercise price from $1.50 to $0.75. The incremental fair value of this modification, accounted for in accordance with SFAS No. 123(R), was $30,000, while the relative fair value was calculated to be $25,210 and was recorded as additional original issue discount.

In association with the issuance of these convertible notes, QuantRx issued warrants to purchase 100,000 shares of common stock at $1.10 per share valued at $65,000 to the placement agent, and also incurred cash commissions of $70,000 in connection with the private placement resulting in total deferred debt offering cost of $135,000.

The fair value of the warrants issued to placement agents and the cash commissions have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors, the modified warrants and the beneficial conversion feature and the deferred financing costs are being amortized to interest expense over the term of the convertible promissory notes in accordance with EITF 00-27, paragraph 19. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 10% convertible promissory notes was $101,168 for the year ended December 31, 2007.

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants.

2006 Convertible Promissory Notes

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

On December 6, 2006, QuantRx closed on a “qualified” financing which triggered the conversion of all outstanding convertible promissory notes and related accrued interest into shares of common stock pursuant to the terms of the notes. Additionally, in the third quarter of 2006, one note holder elected to convert his outstanding balance and related accrued interest into shares of common stock pursuant to the terms of the note. The aggregate outstanding principal balance of $4,030,000 and related accrued interest of $289,118 was converted in 2006 into 4,745,786 shares of common stock. Upon automatic conversion on December 6, 2006, note holders received warrants to purchase 1,408,037 with an exercise price of $1.50 and a term of three years.

These convertible notes were automatically convertible into shares of QuantRx common stock upon completion of a “qualified” equity financing (or financings) with aggregate gross proceeds of at least $2,000,000. Under the terms of the convertible notes, holders of the notes were deemed to have tendered 110% of their aggregate outstanding principal balance and accrued interest for purchase of securities in the qualified equity financing, entitling the holders to all rights afforded to purchasers in such financing (“contingent embedded conversion option”). Alternatively, the convertible notes allowed the holders to convert their outstanding principal and accrued interest into common stock at a price of $1.00 per common share no earlier than six months after the issuance of the promissory notes (“embedded conversion option”). Either conversion resulted in the satisfaction of all of QuantRx’s obligations under the convertible notes.

In the event QuantRx did not complete a qualified financing and holders did not voluntarily convert, QuantRx was required to pay the outstanding principal balance and accrued and unpaid interest on December 31, 2006. Accrued interest was payable at QuantRx’s option in cash or common stock.

In accordance with APB No. 14, QuantRx allocated $1,339,694 of the principal amount of the 8% convertible promissory notes to the warrants as original issue discount, which represented the relative fair value of the warrants at the dates of issuance.

The embedded conversion options described above were not considered derivative instruments and were not required to be bifurcated pursuant to the scope exception in paragraph 11(a) of SFAS No. 133, since they were indexed to QuantRx’s stock and were classified as stockholders’ equity. Equity classification of the embedded conversion options was met through the requirements of EITF 00-19, paragraphs 12-32. QuantRx also concluded, pursuant to EITF 00-27, that while the embedded conversion options were not required to be bifurcated, the instruments did contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion options. QuantRx measured the intrinsic value of the “embedded conversion option” ($3,697,444) based upon the effective conversion price, which is defined by EITF 00-27, as the allocated proceeds divided by the number of shares to be received on conversion. The intrinsic value of this beneficial conversion feature was limited to the remaining allocated proceeds of $2,690,306, which represented gross proceeds less the relative fair value of $1,339,694 allocated to the detachable warrants. This amount was recorded as original issue discount, of which $2,023,337 relates to the convertible notes issued in the first quarter of 2006 and $666,969 relates to the notes issued in the fourth quarter of 2005. The remaining intrinsic value of $1,007,138 related to the embedded conversion feature represents the excess of the aggregate fair value of the instruments that the holder would receive at conversion over the proceeds received.

The “contingent embedded conversion option” qualified as an embedded contingent conversion option in accordance with EITF 98-5 and 00-27 since execution of the automatic conversion feature was contingent upon a qualified equity financing and was not within the control of QuantRx. Upon automatic conversion, QuantRx measured the intrinsic value of the automatic conversion feature ($3,691,172) based upon the effective conversion price on December 6, 2006. The remaining intrinsic value of $1,034,244 related to the contingent embedded conversion feature represents the excess of the aggregate fair value of the instruments that the holders received at conversion over the proceeds received. This amount was not recognized, as QuantRx previously fully allocated the aggregate gross proceeds.

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

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

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

Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets. Rent expense relating to our operating leases was $119,396 and $76,615 for the years ended December 31, 2007 and 2006, respectively. Minimum lease payments for the years 2008 through 2012 are as follows: $122,263; $101,563; $57,240; $43,875; and $0; and in the aggregate is $324,941. Sublease income relating to our operating leases was $20,009 and $0 for the years ending December 31, 2007 and 2006, and is recorded in other income.

Executive Employment Contracts

The Company has entered into an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At December 31, 2007, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

11. INCOME TAXES

We are subject to taxation in the U.S., the Commonwealth of Pennsylvania, and the states of Oregon and Massachusetts. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

At December 31, 2007 and 2006, the Company had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $13,942,444 and $10,923,448 respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $13,917,226 and $10,923,448 has been established at December 31, 2007 and 2006, respectively.

Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2007 and 2006 are as follows:

	2007	2006
Gross deferred tax assets:
Net operating loss carryforwards	$12,472,607	$9,382,821
Stock based expenses	1,136,836	1,479,019
Tax credit carryforwards	247,303	61,608
All others	85,698	-
	13,942,444	10,923,448
Gross deferred tax liabilities:
Difference between book and tax bases of tangible and intangible assets	(25,218)	-
Deferred tax asset valuation allowance	(13,917,226)	(10,923,448)
Net deferred tax asset (liability)	$-	$-

At December 31, 2007, the Company has net operating loss carryforwards of approximately $32,822,648, which expire in the years 2008 through 2027. The net change in the allowance account was an increase of $2,993,778 for the year ended December 31, 2007.

In accordance with SFAS No. 109, the accounting for the tax benefits of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisition, will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisition. Any remaining benefits would be recognized as a reduction of income tax expense. As of December 31, 2007, approximately $1,100,000 of deferred tax assets with a valuation allowance relates to our newly consolidated, majority owned subsidiary, the future benefits of which will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisition, prior to reducing our income tax expense.

12. CAPITAL STOCK

Common Stock

The Company has authorized 75,000,000 shares of its common stock, $0.01 par value. The Company had issued and outstanding 41,699,681 and 37,378,080 shares of its common stock at December 31, 2007 and 2006, respectively.

In the third quarter of 2007, QuantRx initiated a limited warrant exercise inducement targeting certain large warrant holders. The inducement was a reduction in the exercise price from $1.50 to $0.75 to a limited number of accredited investors holding warrants acquired in conjunction with prior common stock purchases. As a result of this inducement, 751,001 common stock warrants were exercised and exchanged for 751,001 shares of our common stock, $0.01 par value, for aggregate gross proceeds of $563,251. In connection with the exercise of these warrants, QuantRx paid cash commissions to Legend Merchant, Inc. of $16,429.

In the third quarter of 2007, 38,100 common stock warrants were exercised and exchanged for 38,100 shares of our common stock, $0.01 par value, resulting in proceeds to the Company of $20,955. The exercise price for these warrants was $0.55.

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

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value, with a conversion ratio of 1.5 common shares for each share of Series A preferred stock. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had no issued and outstanding shares of its Series A convertible preferred stock at December 31, 2007 and 2006.

13. STOCK PURCHASE WARRANTS

Common Stock Warrants

On October 16, 2007, QuantRx completed a private placement of 10% senior secured convertible promissory notes and warrants to purchase shares of QuantRx' common stock. In connection with the private placement, QuantRx issued warrants to purchase 250,000 shares of QuantRx' common stock at an exercise price of $0.75 (relative fair value of $134,454). The warrants entitle the holder thereof to purchase the number of shares of QuantRx' common stock equal to 20% of the shares underlying such holder's note on the original issue date. The notes and the warrants were offered only to certain private accredited investors. In association with the issuance of these convertible notes, QuantRx issued warrants for services to purchase 100,000 shares of common stock at $0.75 per share valued at $65,000.

Throughout 2007, the Company issued an aggregate of 14,000 common stock warrants with five-year terms and exercise prices equal to the market price on the dates of grant (varying between $0.61 to $1.15). These warrants were in consideration of business development consulting services. The fair value of these warrants was calculated to be $11,160, which was expensed in 2007.

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

On April 30, 2007, the Company issued a warrant to in consideration of financial advisory and public relations consulting services performed through April 30, 2007. The warrant has a term of five years and represents the right to purchase 30,000 shares of common stock at an exercise price of $1.20. The fair value of this warrant was calculated to be $31,800 and was expensed in 2007.

On April 16, 2007, the Company issued a warrant in consideration of a financial advisory and investor relations consulting services agreement with an initial one year term. The original agreement was modified June 20, 2007. The original warrant had a term of five years and represented the right to purchase 350,000 shares of common stock at an exercise price of $1.35 and vested ratably each month over the initial one year term. The fair value of the original warrant was calculated to be $420,000. On June 20, 2007, the agreement was modified and the original warrant was cancelled. The warrant issued upon modification of the agreement has the same terms as the originally issued warrant other than it represents the right to purchase 150,000 shares of common stock at an exercise price of $0.95, which was the closing price on the modification date. The fair value of the modified warrant was calculated to be $126,000 on the modification date, and shall be remeasured during the vesting term as required. Consulting expense related to the issuance of these warrants was $114,062 in 2007, and includes $28,000 expensed in the second quarter related to the cancelled warrants.

On April 16, 2007, the Company issued common stock warrants with a five year term to purchase 50,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics. The fair value of these warrants was calculated to be $60,000, and will be expensed over the initial year of the agreement. Consulting expense related to the issuance of these warrants was $42,623 in 2007.

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

The following is a summary of all common stock warrant activity during the two years ended December 31, 2007:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2005	2,663,937	$0.01 - 2.00	$0.80
Warrants granted	3,363,847	$1.00 - 4.25	$1.57
Warrants expired	(87,500)	$0.01 - 1.50	$1.30
Warrants exercised	(85,800)	$0.20 - 0.85	$0.67
Warrants issued and exercisable at December 31, 2006	5,854,484	$0.50 - 4.25	$1.23
Warrants granted	2,048,000	$0.61 - 1.50	$1.24
Warrants expired	-	-	-
Warrants exercised	(789,101)	$0.55 - 0.75	$0.74
Warrants issued and exercisable at December 31, 2007	7,113,383	$0.50 - 4.25	$1.20

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2007:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$ 0.50	956,873	3.58	$0.50
$ 0.55	179,098	4.41	$0.55
$ 0.61	4,000	4.88	$0.61
$ 0.75	377,000	3.46	$0.75
$ 0.85	1,040,196	2.41	$0.85
$ 0.87	2,000	4.68	$0.87
$ 0.95	150,000	4.30	$0.95
$ 1.00	325,750	6.10	$1.00
$ 1.10	100,000	4.79	$1.10
$ 1.15	6,000	4.42	$1.15
$ 1.20	30,000	4.33	$1.20
$ 1.25	250,000	4.79	$1.25
$ 1.35	50,000	4.30	$1.35
$ 1.50	3,143,966	2.45	$1.50
$ 1.92	130,000	0.67	$1.92
$ 2.00	318,500	3.01	$2.00
$ 4.25	50,000	0.67	$4.25
	7,113,383	2.82	$1.20

The Company used the Black-Scholes option price calculation to value the warrants granted in 2007 and 2006 using the following assumptions: risk-free rate of 5.77% and 4.93%; volatility of 1.35 and 1.70; actual term and exercise price of warrants granted.

Preferred Stock Warrants

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

The following is a summary of all preferred stock warrant activity during the two years ended December 31, 2007:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at 12/31/05	180,000	$1.92 - $ 4.25	$2.57
Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	-	-	-
Warrants converted	(180,000)	$1.92 - $ 4.25	$2.57
Warrants issued and exercisable at 12/31/06 and 12/31/07	-	-	-

14. COMMON STOCK OPTIONS

In 2007, the Company adopted the 2007 Incentive and Non-Qualified Stock Option Plan (hereinafter “the Plan”), which replaced the 1997 Incentive and Non-Qualified Stock Option Plan, as amended in 2001, and under which 8,000,000 shares of common stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Plan.

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

In the fourth quarter of 2007, 6,250 non-qualified common stock options were granted to a member of the board of directors and issued from the Company’s Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.69, have a term of five years and vested immediately. The fair value of these options is $3,813.

In the fourth quarter of 2007, a total of 413,000 qualified common stock options were granted to employees and issued from the Company’s Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.85, and have a term of ten years. The options vest monthly over one year. The fair value of these options is $342,790.

In the fourth quarter of 2006, 12,500 non-qualified common stock options were granted to two directors and issued from the Company’s Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $1.17, have a term of five years and vested immediately. The fair value of these options is $13,876.

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

Pursuant to SFAS No. 123(R), the fair value amounts will be accrued to compensation expense over the expected service terms, not to exceed the vesting period. The accrued compensation expense related to QuantRx’s options for the years ended December 31, 2007 and 2006 is $219,564 and $253,355, respectively.

The following is a summary of all common stock option activity during the two years ended December 31, 2007:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,060,000	$0.53
Options granted	312,500	$1.46
Options forfeited	-	-
Options exercised	-	-
Outstanding at December 31, 2006	1,372,500	$0.74
Options granted	419,250	$0.85
Options forfeited	-	-
Options exercised	-	-
Outstanding at December 31, 2007	1,791,750	$0.77

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2006	801,045	$0.58
Exercisable at December 31, 2007	1,207,872	$0.63

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2007:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.50	1,000,000	7.34	$0.50	925,872	$0.50
$ 0.69	6,250	5.00	$0.69	6,250	$0.69
$ 0.85	413,000	9.78	$0.85	103,250	$0.85
$ 1.00	60,000	2.18	$1.00	60,000	$1.00
$ 1.15	75,000	8.57	$1.15	75,000	$1.15
$ 1.17	12,500	4.00	$1.17	12,500	$1.17
$ 1.60	225,000	8.26	$1.60	25,000	$1.60
	1,791,750	7.87	$0.77	1,207,872	$0.63

A summary of the status of the Company’s nonvested stock options as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	571,455	$0.86
Options granted	419,250	$0.83
Options vested	(406,827)	($ 0.59)
Options forfeited	-	-
Nonvested at December 31, 2007	583,878	$1.02

As of December 31, 2007, there was approximately $485,949 of unrecognized compensation cost related to nonvested options. Weighted average period of nonvested stock options was 8.9 years as of December 31, 2007.

The Company used the Black-Scholes option price calculation to value the warrants granted in 2007 and 2006 using the following assumptions: risk-free rate of 5.77% and 4.93%; volatility of 1.35 and 1.70; actual term and exercise price of warrants granted.

15. RELATED PARTY TRANSACTIONS

In October 2007, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $65,000 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 are due to Burnham Hill Partners for its role as placement agent in the transaction.

In April 2007, our subsidiary FluoroPharma, Inc. advanced $100,000 to one of its executive officers through a 6% promissory note due December 31, 2007. The Company recognized interest of $2,959 on this note. The note and accrued interest were paid in full in October 2007.

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

A member of the Company’s board of directors serves as a consultant to the Company on various business, strategic, and technical issues. His current contract expires May 31, 2008. Fees paid and expensed under these agreements for these services by the Company during the years ended December 31, 2007 and 2006 were $48,000, respectively. In addition to the contract fees paid, reimbursable expenses totaling $10,000 and $10,000 were paid in 2007 and 2006, respectively.

The Company had a temporary arrangement in which it leased office space from Trident Group, LLC, of which the current chief executive officer was a principal. In addition to a monthly rental payment for office space, the Company reimbursed Trident for related office expenses. The Company terminated the agreement in the third quarter of 2006. The total amount paid and expensed by the Company under this arrangement was $10,040 in 2006.

16. SUBSEQUENT EVENTS

2008 Convertible Promissory Notes

In the first quarter of 2008, QuantRx issued 10% senior secured convertible promissory notes and warrants to purchase 250,000 shares of common stock for aggregate gross proceeds of $1,000,000. Debt financing costs of $70,000 were incurred and warrants with a five year term to purchase 100,000 shares of common stock and an exercise price of $1.10 were issued to the placement agent. Proceeds of the financing will be used for general corporate purposes. The notes and the warrants were offered only to certain private accredited investors.