Form 10-Q
period 2008-03-31
QUANTRX BIOMEDICAL CORP
filed 2008-05-15
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________to_________

Commission File No. 0-17119

QUANTRX BIOMEDICAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0202574
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

100 S. Main Street, Suite 300, Doylestown, PA 18901
(Address of Principal Executive Offices) (Zip Code)

(267) 880-1595
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of the issuer’s common stock as of May 6, 2008 was 41,699,681.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$156,786	$213,332
Accounts receivable	109,595	80,758
Interest receivable, net of allowance for bad debt of $14,000	-	-
Interest receivable - related party	19,689	15,650
Inventories	40,442	37,313
Prepaid expenses	256,338	227,022
Note receivable, net of allowance for bad debt of $200,000	-	-
Note receivable - related party	200,000	200,000
Deferred finance costs, net	112,635	107,507
Deposits	3,220	4,448
Total Current Assets	898,705	886,030

Investments	200,000	200,000
Property and equipment, net	376,345	391,720
Intangible assets, net	2,146,798	2,162,225
Security deposits	10,667	10,667

Total Assets	$3,632,515	$3,650,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,098,661	$720,408
Accrued expenses	197,050	233,283
Short-term convertible notes payable, net of discount	1,405,966	795,476
Security deposits	2,000	2,000
Loans payable, current position	11,073	10,882
Total Current Liabilities	2,714,750	1,762,049

Loans payable, long-term portion	2,892	5,733
Notes payable, long-term portion	44,000	44,000

Total Liabilities	2,761,642	1,811,782

Commitments and Contingencies	-	-
Minority Interest	-	-
Stockholders’ Equity:
Preferred stock - $0.01 par value, 25,000,000 authorized; no shares issued and outstanding	-	-
Common stock - $0.01 par value; 75,000,000 authorized; 41,699,681 shares issued and outstanding	416,996	416,996
Additional paid-in capital	39,859,340	38,810,086
Accumulated deficit	(39,405,463)	(37,388,222)
Total Stockholders’ Equity	870,873	1,838,860

Total Liabilities and Stockholders’ Equity	$3,632,515	$3,650,642

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues	$92,172	$62,369

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	3,932	-
Sales and marketing	52,627	43,715
General and administrative	683,644	507,426
Professional fees	323,068	305,909
Research and development	477,012	279,255
Amortization	44,742	3,164
Depreciation	26,785	10,189
Total Costs and Operating Expenses	1,611,810	1,149,658

Loss from Operations	(1,519,638)	(1,087,289)

Other Income (Expense):
Interest and dividend income	6,645	26,247
Interest expense	(43,117)	(452)
Rental income	6,320	2,750
Grant income	-	14,000
Amortization of debt discount to interest expense	(33,938)	-
Amortization of deferred financing costs to interest expense	(28,722)	-
Loss on extinguishment of debt	(439,445)	-
Loss on disposition of fixed assets	(1,787)	-
Total Other Income (Expense), net	(534,044)	42,545

Loss Before Minority Interest and Taxes	(2,053,682)	(1,044,744)

Minority Interest	36,441	-
Provision for Income Taxes	-	-

Net Loss	$(2,017,241)	$(1,044,744)

Basic and Diluted Net Loss per Common Share	$(0.05)	$(0.03)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	41,699,681	38,594,830

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,017,241)	$(1,044,744)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	71,527	13,353
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	62,660	-
Expenses related to employee stock options	158,547	32,513
Expenses related to stock options issued to non-employees	1,875	-
Expenses related to common stock warrants issued	20,312	-
Non-cash fair value of warrants and options issued for consulting	79,415	250,000
Loss on extinguishment of debt	439,445	-
Loss on disposition of fixed assets	1,787	-
Issuance of convertible notes for accrued interest	6,301	-
Minority interest	(36,441)	-
(Increase) decrease in:
Accounts receivable	(28,836)	(47,480)
Interest receivable	(4,039)	-
Inventories	(3,129)	-
Prepaid expenses	(29,315)	(298,980)
Deposits	1,228	5,350
Increase (decrease) in:
Accounts payable	301,533	29,828
Accrued expenses	(36,233)	(1,705)
Security deposits	-	2,000
Deferred revenue	-	(20,833)

Net Cash Used by Operating Activities	(1,010,604)	(1,080,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchases of fixed assets	(4,394)	(69,382)
Cash paid for investments	-	(286,000)
Issuance of note receivable - related party	-	(450,000)
Cash paid for licensing agreement	(20,000)	-
Cash paid for capitalized website development costs	(600)	-

Net Cash Used by Investing Activities	(24,994)	(805,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs of $157,504	-	3,374,996
Proceeds from long-term note payable	-	44,000
Payments on loan payable used to finance equipment purchase	(2,650)	-
Proceeds from issuance of convertible notes, net of legal fees of $7,500	992,500	-
Payment of payables related to fixed asset purchases	(10,798)	(40,603)

Net Cash Provided by Financing Activities	979,052	3,378,393

Net Increase (Decrease) in Cash and Cash Equivalents	(56,546)	1,492,313

Cash and Cash Equivalents, Beginning of Period	213,332	1,256,912

Cash and Cash Equivalents, End of Period	$156,786	$2,749,225

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$1,123	$452
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities Financing and Investing Activities:
Fair value of warrants issued to placement agents for debt financing costs	$55,750	$-
Fair value of warrants issued with convertible notes	122,036	-
Fair value of beneficial conversion feature embedded in convertible notes	647,760	-
Fair value of warrants issued with common stock	-	1,243,087
Fair value of warrants issued to placement agents for equity financing costs	-	277,778
Increase in payables related to purchase of fixed assets	8,803	-
Increase in payables related to license acquisition	8,715	-
Increase in payables for debt financing costs	70,000	-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Description of Business and Basis of Presentation

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

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

The interim consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods reported. The interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although QuantRx believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These interim financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

These consolidated financial statements include the accounts of the Company and, from April 1, 2007, its majority-owned subsidiary, FluoroPharma, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 2 for additional information. When used in these notes, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Biomedical Corporation, a Nevada corporation, and its subsidiary.

1.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments

QuantRx follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” SFAS No. 123(R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes method in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123(R), which resulted in employee stock-based compensation expense for the three months ended March 31, 2008 and 2007, of $158,547 and $32,513, respectively (including $6,896 relating to subsidiary options in 2008).

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

As of March 31, 2008, the Company had common stock options of 2,344,750, common stock warrants of 7,463,383, and convertible debt subject to conversion into 4,314,493 shares outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the three months ended March 31, 2008.

As of March 31, 2007, the Company had outstanding common stock options of 1,372,500 and common stock warrants of 7,308,484. The above options and warrants were deemed to be antidilutive for the three months ended March 31, 2007.

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. The adoption of SFAS No. 157 had no impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows an entity the irrevocable option to elect to measure specified financial assets and liabilities in their entirety at fair value on a contract-by-contract basis. If an entity elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. In adopting FAS No. 159, we did not elect the fair value option for any of our financial assets or financial liabilities.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of this standard to have a material impact on its consolidated financial statements at this time.

In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF 07-3 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be capitalized and deferred. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when an entity does not expect the goods to be delivered or services to be performed. EITF 07-3 is effective for fiscal periods beginning after December 15, 2007. The adoption of EITF 07-3 has not had a material impact on the Company’s consolidated results of operations or financial position.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin Topic 13, “Revenue Recognition” (Topic 13) and EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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

As of March 31, 2008, QuantRx owned approximately 57.78% of the issued and outstanding capital stock of FluoroPharma. Effective April 1, 2007, FluoroPharma’s results of operations have been included in the accompanying consolidated financial statements.

The aggregate investment in FluoroPharma of $2,281,023 as of the date of consolidation, was accounted for in accordance with the equity method of accounting. Since FluoroPharma’s liabilities exceeded assets on the investment dates, each investment was recorded as equity method goodwill. In accordance with SFAS No. 142, equity method goodwill is not amortized or tested for impairment in accordance with this standard. QuantRx reviewed the equity method goodwill in accordance with APB Opinion No. 18 under which QuantRx would have recognized an impairment loss had there been a loss in the value of the equity method goodwill which was deemed to be other than a temporary decline. No impairment was recognized through March 31, 2007.

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
$2,433,767

Acquired intangibles primarily consist of licensed patent rights and technology licenses and are estimated to have a weighted average life of 15 years. Amortization expense related to these intangibles for the three months ending March 31, 2008, was $34,284.

Minority interests of $275,288 at April 1, 2007, resulted from the consolidation of FluoroPharma reflecting the interests held by third parties of FluoroPharma. Since acquisition, and as of March 31, 2008 and December 31, 2007, the portion of FluoroPharma’s losses attributable to the minority interest have been recorded, reducing the minority interest to zero.

In the first quarter of 2008 and the third and fourth quarters of 2007, QuantRx advanced an aggregate of $900,000 ($300,000 in 2008 and $600,000 in 2007) to FluoroPharma through eight convertible promissory notes due within twelve months. These notes and accrued interest ($29,067 as of March 31, 2008 and $14,252 as of December 31, 2007) were eliminated in consolidation.

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

In connection with the initial investment, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. FluoroPharma has outstanding common stock equivalents which, if exercised together with the Company’s option and convertible notes, would reduce the Company’s ownership percentage to approximately 53.17% on a fully diluted and as converted basis as of March 31, 2008.

3.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	March 31, 2008	December 31, 2007
Prepaid expenses:
Prepaid consulting	$171,713	$159,410
Prepaid consulting - related party	2,459	17,377
Prepaid insurance	58,727	31,829
Prepaid rent	5,310	5,310
Other	18,129	13,096
Prepaid expenses	$256,338	$227,022

Deferred financing costs:
Deferred financing costs	$133,250	$135,000
Less: accumulated amortization	(20,615)	(27,493)
Deferred financing costs, net	$112,635	$107,507

Property and equipment:
Computers and office furniture, fixtures and equipment	$148,804	$148,141
Machinery and equipment	92,233	252,681
Leasehold improvements	263,428	92,233
Less: accumulated depreciation	(128,120)	(101,335)
Property and equipment, net	$376,345	$391,720

Accrued expenses:
Professional fees	$91,100	$72,050
Clinical trials	45,000	110,833
Other	60,950	50,400
Accrued expenses	$197,050	$233,283

	March 31, 2008	December 31, 2007
Short-term convertible notes payable, net:
Short-term convertible notes payable	$2,157,247	$1,000,000
Less: discount for warrants and conversion feature, net	(751,281)	(204,524)
Short-term convertible notes payable, net	$1,405,966	$795,476

4.	Notes Receivable

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (GUSA) through an 8% promissory note due April 8, 2007. The note is currently convertible at QuantRx’s discretion into 10% of GUSA’s outstanding capital stock on a fully diluted and as converted basis. QuantRx is currently exploring the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note shall continue to accrue interest. QuantRx accrued interest of $4,040 and $15,649 on this note for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms. See Note 5 for additional information on GUSA.

Rockland Technimed, Ltd.

In April 2006, QuantRx advanced $200,000 to Rockland Technimed, Ltd. (Rockland) through a 7% convertible promissory note due twelve months from the date of issuance. Rockland, a privately held Delaware corporation, is a development stage company focused on the research and development of tissue viability imaging diagnostics using magnetic resonance imaging (MRI) scanners. QuantRx accrued interest of $4,083 during the year ended December 31, 2007. The note is convertible at QuantRx’s discretion into 20% of Rockland’s outstanding capital stock on a fully diluted and as converted basis to satisfy the note and accrued interest. QuantRx ceased accruing interest as of the maturity date and established an allowance for bad debt in the amount equal to the principal balance and accrued interest, $214,000, as the Company attempts to resolve this matter.

5.	Investments

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of March 31, 2008, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis.

QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized as of March 31, 2008.

6.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2008	December 31, 2007
Licensed patents and patent rights	$2,197,020	$2,168,305
Patents	82,008	82,008
Technology license	22,517	22,517
Website development	49,711	49,111
Less: accumulated amortization	(204,458)	(159,716)
Intangibles, net	$2,146,798	$2,162,225

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $44,742 and $3,164 for the three months ended March 31, 2008 and 2007, respectively. Impairment will be considered in accordance with the Company’s impairment policy. No impairment was recognized as of March 31, 2008.

7.	Deferred Revenue

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

QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement, which was recorded as deferred revenue and was amortized into revenue over the expected term of the agreement, which was six years. QuantRx recognized revenue of $459,901 in 2007. In December 2007, in accordance with the terms of the distribution agreement, QuantRx delivered notice of termination of the agreement and recognized the remaining deferred revenue at that time of $383,513.

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

9.	Convertible Debt

2007 Convertible Notes

On October 16, 2007, QuantRx completed a private placement of 10% senior secured convertible notes (the “2007 Notes”) and warrants to purchase shares of QuantRx’s common stock. In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $1,000,000 and warrants to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $1.25 (relative fair value of $134,454). Proceeds of the financing were used for general corporate purposes. The notes and the warrants were offered only to certain private accredited investors.

In the first quarter of 2008, the 2007 Notes were exchanged for 2008 Senior Secured Convertible Notes (the “2008 Notes”) resulting in a loss on extinguishment, as described below under “2008 Senior Secured Convertible Notes.”

The 2007 Notes were automatically convertible into shares of QuantRx common stock upon completion of a “qualified” equity financing (or financings) with aggregate gross proceeds of at least $3,000,000. Under the terms of the 2007 Notes, holders would have been deemed to have tendered 115% of their aggregate outstanding principal balance and accrued interest for purchase of securities in the qualified equity financing, entitling the holders to all rights afforded to purchasers in such financing (“contingent embedded conversion option”). Alternatively, the 2007 Notes allowed the holders to convert their outstanding principal and accrued interest into common stock at a price of $0.80 per common share (“embedded conversion option”). Either conversion would have resulted in the satisfaction of all of QuantRx’s obligations under the 2007 Notes.

In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” QuantRx allocated $134,454 of the principal amount of the 2007 Notes to the warrants as original issue discount, which represented the relative fair value of the warrants at the date of issuance.

The conversion option embedded in the 2007 Notes described above is not considered a derivative instrument and is not required to be bifurcated pursuant to the scope exception in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” since it is indexed to QuantRx’s stock and is classified as stockholders’ equity. Equity classification of the embedded conversion option is met through the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock,” paragraphs 12-32. QuantRx also concluded, pursuant to EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” that while the embedded conversion option was not required to be bifurcated, the instruments did contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion option. QuantRx measured the intrinsic value of the embedded conversion option ($97,164) based upon the effective conversion price, which is defined by EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” as the allocated proceeds divided by the number of shares to be received on conversion. This amount was recorded as original issue discount.

The contingent conversion option embedded in the 2007 Notes qualified as an embedded contingent conversion option in accordance with EITF 98-5 and 00-27 since execution was contingent upon a qualified equity financing and was not within the control of QuantRx. The intrinsic value of the contingent embedded conversion option was not recognized because the 2007 Notes were exchanged and satisfied in full.

In connection with the 2007 Notes, certain warrants that were previously issued to the holders were modified by reducing their exercise price from $1.50 to $0.75. The incremental fair value of this modification, accounted for in accordance with SFAS No. 123(R), was $30,000, while the relative fair value was calculated to be $25,210 and was recorded as additional original issue discount.

In association with the issuance of the 2007 Notes, QuantRx issued warrants to purchase 100,000 shares of common stock at $1.10 per share valued at $65,000 to the placement agent, and also incurred cash commissions of $70,000 in connection with the private placement resulting in total deferred debt offering cost of $135,000.

The fair value of the warrants issued to placement agents and the cash commissions have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors, the modified warrants and the beneficial conversion feature, and the deferred financing costs were being amortized to interest expense over the original term of the 2007 Notes in accordance with EITF 00-27, paragraph 19. Interest expense through the date of extinguishment, including amortization of original issue discount and deferred financing costs, related to the 2007 Notes was $29,832 for the quarter ended March 31, 2008. The remaining unamortized debt discount of $189,101 and deferred financing costs of $99,399 were included in the loss on extinguishment of debt in the first quarter of 2008 upon the exchange of the 2007 Notes into the 2008 Notes; see below.

2008 Senior Secured Convertible Notes

 In the first quarter of 2008, the Company completed a $2.16 million private placement with certain strategic accredited investors through the issuance of 10% senior secured convertible notes (the “2008 Notes”) and warrants. In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $2,157,247 and warrants with a five-year term to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $1.25. The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise.

The 2008 Notes are automatically convertible into shares of QuantRx common stock upon completion of a “qualified” equity financing (or financings) with aggregate gross proceeds of at least $5,660,000 (amount to be reduced by the 2008 Notes, up to a maximum of $2,250,000). Under the terms of the 2008 Notes, holders will be deemed to have tendered 115% of their aggregate outstanding principal balance and accrued and unpaid interest for the purchase of securities in the qualified equity financing, entitling the holders to all rights afforded to purchasers in such financing (“contingent embedded conversion option”). Alternatively, the 2008 Notes allow the holders to convert their outstanding principal and accrued interest into common stock at a price of $0.50 per common share (“embedded conversion option”). Either conversion would result in the satisfaction of all of QuantRx’s obligations under the 2008 Notes.

In the event QuantRx does not complete a qualified financing and holders do not voluntarily convert, QuantRx must repay the outstanding principal balance and accrued and unpaid interest on January 23, 2009. Interest on the outstanding principal amount of the 2008 Notes is payable quarterly in cash or, at the holders’ option, in additional 10% senior secured convertible notes with a principal amount equal to the calculated interest amount. QuantRx has the right to prepay the 2008 Notes at 106% of face value and 100% of accrued interest by providing ten days notice. In connection with the financing QuantRx entered into 1) a stock pledge agreement, pursuant to which QuantRx granted to the holders a continuing and perfected first priority security interest in certain equity securities owned by QuantRx of two private companies and specified rights and interests associated with the pledged shares, as well as 2) a patent, trademark and copyright security agreement, pursuant to which QuantRx granted to the holders a continuing and perfected first priority security interest in all of its owned or acquired patents, trademarks and copyrights and specified intellectual property and related rights and interests associated therewith. If an event of default occurs under the 2008 Notes, the holders have agreed not to take any action with respect to the collateral for 120 days after the holders provide QuantRx with notice of the holders’ proposed action. The stock pledge agreement and the patent, trademark and copyright security agreement, and the security interests created thereby, will terminate upon QuantRx’s satisfaction in full of its payment obligations under the 2008 Notes. In connection with the 2008 Notes, QuantRx may not issue any new indebtedness while at least 50% of the original principal amount of the notes remains outstanding without the consent of holders of at least 75% of the principal amount of the then outstanding notes.

In connection with the financing and in accordance with the terms of the 2007 Notes, the holders representing $1,000,000 face value of QuantRx’s 2007 Notes exchanged their notes at 115% of the outstanding principal and accrued and unpaid interest as payment toward the purchase price of the 2008 Notes purchased by such holders. Accordingly, the Company issued notes in the financing in the aggregate principal balance of $1,157,247 to the former holders upon their surrender of the 2007 Notes. In the aggregate, the Company received gross cash proceeds of $1,000,000 in connection with the issuance of the 2008 Notes.

QuantRx expects to use the net proceeds from the offering for product development, working capital and general corporate purposes.

 QuantRx has determined that the terms of the 2008 Notes are “substantially different”, as described in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, from the terms of the 2007 Notes based on the greater than 10% change in the present value of the cash flows associated with the 2008 Notes and the 2007 Notes. As a result, the Company recorded the 2008 Notes issued in exchange for the 2007 Notes at fair value on the date of issuance and recorded a loss on extinguishment of $439,445, which includes $189,101 and $99,399 representing the remaining unamortized debt discount and deferred finance costs related to the 2007 Notes, respectively. In accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company also remeasured the intrinsic value of the beneficial conversion feature embedded in the 2007 Notes at the time of extinguishment and determined that it had no value as the closing stock price on the date of extinguishment was less than the effective conversion price; therefore no allocation of the reacquisition price for the repurchase of the beneficial conversion feature embedded in the 2007 Notes was required. Additionally, there were no warrants issued to the holders of the 2007 Notes related to their exchange of 2007 Notes for 2008 Notes.

 The new cash proceeds from the 2008 Notes of $1,000,000 were allocated between the notes and the warrants on a relative fair value basis in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” QuantRx allocated $122,035 of the principal amount of $1,000,000 to the warrants as original issue discount, which represented the relative fair value of the warrants at the date of issuance.

Like the 2007 Notes, the conversion option embedded in the 2008 Notes described above is not considered a derivative instrument and is not required to be bifurcated pursuant to the scope exception in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” since it is indexed to QuantRx’s stock and is classified as stockholders’ equity. Equity classification of the embedded conversion option is met through the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock,” paragraphs 12-32. QuantRx also concluded, pursuant to EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” that while the embedded conversion option is not required to be bifurcated, the instruments do contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion option. QuantRx measured the intrinsic value of the embedded conversion option ($647,760) based upon the effective conversion price, which is defined by EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” as the allocated proceeds divided by the number of shares to be received on conversion. This amount was recorded as original issue discount.

The contingent conversion option embedded in the 2008 Notes qualifies as an embedded contingent conversion option in accordance with EITF 98-5 and 00-27 since execution is contingent upon a qualified equity financing and is not within the control of QuantRx. The intrinsic value of the contingent embedded conversion option will not be recognized until and unless such financing occurs (the triggering event); which will then enable QuantRx to measure the intrinsic value associated with the automatic conversion feature.

In association with the issuance of the 2008 Notes, QuantRx issued warrants to purchase 100,000 shares of common stock at $1.10 per share valued at $55,750 to the placement agent, and also incurred cash commissions of $70,000 and legal fees of $7,500 in connection with the private placement, resulting in total deferred debt financing costs of $133,250.

The fair value of the warrants issued to placement agents and the cash commissions and legal fees have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors, the beneficial conversion feature, and the deferred financing costs are being amortized to interest expense over the term of the 2008 Notes in accordance with EITF 00-27, paragraph 19. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Notes was $173,960 for the quarter ended March 31, 2008.

10.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had no issued and outstanding preferred stock at March 31, 2008 or December 31, 2007.

11.	Common Stock, Options and Warrants

In the first quarter of 2008, QuantRx completed a private placement of 10% senior secured convertible notes and warrants to purchase shares of QuantRx’s common stock. In connection with the private placement, QuantRx issued warrants with a five-year term to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $1.25. The notes and the warrants were offered only to certain private accredited investors. In association with the issuance of these convertible notes, QuantRx issued warrants for services to purchase 100,000 shares of common stock at $1.10 per share valued at $55,750.

On October 16, 2007, QuantRx completed a private placement of 10% convertible notes and warrants to purchase shares of QuantRx’s common stock. In connection with the private placement, QuantRx issued warrants with a five-year term to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $1.25. The notes and the warrants were offered only to certain private accredited investors. In association with the issuance of these convertible notes, QuantRx issued warrants for services to purchase 100,000 shares of common stock at $1.10 per share valued at $65,000.

Throughout 2007, the Company issued an aggregate of 14,000 common stock warrants with five-year terms and exercise prices equal to the market price on the dates of grant (varying between $0.61 to $1.15). These warrants were in consideration of business development consulting services. The fair value of these warrants was calculated to be $11,160, which was expensed in 2007.

In the third quarter of 2007, QuantRx initiated a limited warrant exercise inducement targeting certain large warrant holders. The inducement was a reduction in the exercise price from $1.50 to $0.75 to a limited number of accredited investors holding warrants acquired in conjunction with prior common stock purchases. As a result of this inducement, 751,001 common stock warrants were exercised and exchanged for 751,001 shares of our common stock for aggregate gross proceeds of $563,251. In connection with the exercise of these warrants, QuantRx paid cash commissions to Legend Merchant, Inc. of $16,429.

In the third quarter of 2007, 38,100 common stock warrants were exercised and exchanged for 38,100 shares of our common stock resulting in proceeds to the Company of $20,955. The exercise price for these warrants was $0.55.

On April 30, 2007, the Company issued a warrant in consideration of financial advisory and public relations consulting services performed through April 30, 2007. The warrant has a term of five years and represents the right to purchase 30,000 shares of common stock at an exercise price of $1.20. The fair value of this warrant was calculated to be $31,800 and was expensed in 2007.

On April 16, 2007, the Company issued a warrant in consideration of a financial advisory and investor relations consulting services agreement with an initial one year term. The original agreement was modified June 20, 2007. The original warrant had a term of five years and represented the right to purchase 350,000 shares of common stock at an exercise price of $1.35 and vested ratably each month over the initial one year term. The fair value of the original warrant was calculated to be $420,000. On June 20, 2007, the agreement was modified and the original warrant was cancelled. The warrant issued upon modification of the agreement has the same terms as the originally issued warrant other than it represents the right to purchase 150,000 shares of common stock at an exercise price of $0.95, which was the closing price on the modification date. The fair value of the modified warrant was calculated to be $126,000 on the modification date, and shall be remeasured during the vesting term as required. Consulting expense related to the issuance of these warrants was $20,312 in the first quarter of 2008.

On April 16, 2007, the Company issued common stock warrants with a five year term to purchase 50,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics. The fair value of these warrants was calculated to be $60,000, and will be expensed over the initial year of the agreement. Consulting expense related to the issuance of these warrants was $14,918 in the first quarter of 2008.

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

In the first quarter of 2007, QuantRx issued 200,000 common stock warrants with a five-year term to purchase 200,000 shares of common stock at an exercise price of $1.50. The warrants were issued pursuant to a financial advisory services agreement, and the fair value of $250,000 for these warrants was expensed over the expected service term of four months.

2007 Incentive and Non-Qualified Stock Option Plan

Pursuant to SFAS 123(R), the fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. Total compensation cost related to QuantRx’s employee options was $151,651 and $32,513 for the three months ended March 31, 2008 and 2007, respectively. Compensation cost related to QuantRx’s non-employee options was $1,875 for the three months ended March 31, 2008. No options were granted in the three months ended March 31, 2007.

In the first quarter of 2008, an aggregate of 528,000 qualified common stock options were granted to employees and 25,000 non-qualified stock options were granted to certain consultants and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.80, and have a term of ten years. The options vest monthly over one year. The fair value of these options is $420,280.

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

12.	Related Party Transactions

In the first quarter of 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $55,750 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 are due to Burnham Hill Partners for its role as placement agent in the transaction.

In October 2007, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $65,000 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 are due to Burnham Hill Partners for its role as placement agent in the transaction.

On March 9, 2007, the Company issued 200,000 common stock warrants with a five year term to purchase 200,000 shares of common stock at an exercise price of $1.50. The warrants were issued as payment pursuant to a financial advisory services agreement with Burnham Hill Partners. The fair value of these warrants was calculated to be $250,000 and was expensed over the four month service term. Additionally, cash compensation of $200,000 was paid pursuant to the terms of the agreement and was also expensed over the four month service term.

A member of the Company’s board of directors serves as a consultant to the Company on various business, strategic, and technical issues. His current contract expires May 31, 2008, fees paid and expensed for these services by the Company during the three months ended March 31, 2008 and 2007 were $12,000.

13.	Commitments and Contingencies

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011. Some of these leases contain cancellation clauses, subject to a termination fee, and include allocations for common expenses subject to future adjustment. Rent expense related to operating leases was approximately $30,123 and $29,345 for the three months ended March 31, 2008 and 2007, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of March 31, 2008 are estimated as follows:

Remainder of 2008	$92,146
2009	101,563
2010	57,240
2011	43,875
Total minimum payments	$294,824

In February 2007, the Company began subleasing research and development lab space under the noncancellable operating leases. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sublease income for the three months ended March 31, 2008 and 2007, was $6,320 and $2,750, respectively, and is recorded in other income.

Executive Employment Contracts

The Company has an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At March 31, 2008, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

14.	Subsequent Event

In April 2008, QuantRx initiated a limited warrant exercise inducement targeting large warrant holders who have expressed an interest to participate. The inducement is a reduction in the exercise price from $1.50 to $0.70 to a limited number of warrant holders who acquired the warrants in conjunction with prior common stock purchases. As of May 5, 2008, 241,699 common stock warrants were exercised and exchanged for 241,699 shares of our common stock for total proceeds of $169,189.

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

Consolidated Results of Operations

Net operating revenues for the three months ended March 31, 2008 and 2007 were $92,172 and $62,369, respectively. The increase in revenues of $29,803 is due to increased revenues of $50,000 related to short-term research and development agreements. These revenues were offset by the absence of $20,833 of deferred revenue accretion recorded in the first quarter of 2007.

Sales and marketing expense for the three months ended March 31, 2008 and 2007 was $52,627 and $43,715, respectively. The increase of $8,912 primarily reflects an increase in personnel related expenses.

General and administrative expense for the three months ended March 31, 2008 and 2007 was $683,644 and $507,426, respectively. The increase of $193,377 reflects an increase in personnel related expenses of $138,465, primarily related to stock based compensation and the inclusion of our subsidiary’s personnel costs, and the additional general and administrative expenses related to our subsidiary included in the first quarter of 2008.

Professional fees for the three months ended March 31, 2008 and 2007, were $323,068 and $305,909, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase of $17,159 primarily reflects increased legal fees of $54,691, increased FDA regulatory consulting of $40,966, offset by decreased financial consulting of $75,356.

Research and development expense for the three months ended March 31, 2008 and 2007, was $477,012 and $279,255, respectively. The increase of $197,757 is attributed to subsidiary research and development expenses of $221,246 included in the first quarter of 2008, primarily related to personnel, consulting, and clinical trials.

The Company’s net loss for the three months ended March 31, 2008 and 2007 was $2,017,241 and $1,044,744, respectively. The increased net loss is primarily due to a $439,445 loss on extinguishment of convertible notes in the first quarter of 2008 (see Note 9 to the financial statements); and the inclusion of additional expenses related to the consolidation of our subsidiary in the first quarter of 2008.

Liquidity and Capital Resources

As of March 31, 2008, QuantRx had cash and cash equivalents of $156,786, as compared to cash and cash equivalents of $213,332 as of December 31, 2007. The net decrease in cash of $56,546 for the three months ended March 31, 2008, is primarily attributed to net cash used for operating activities of $1,010,604, offset by $992,500 in net proceeds from the issuance of 10% senior secured convertible notes in the first quarter of 2008 (see Note 9 to the financial statements). QuantRx has used its financing proceeds as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

In the past, QuantRx has not generated sufficient revenues from operations to meet its operating expenses, but has been able to meet its cash needs through issuances of equity and the proceeds of debt instruments. While management is currently pursuing additional private equity financing and has been successful doing so in the past, it is not known whether the Company will be successful in its current financing. Additionally, the Company is limited in its ability to issue additional debt instruments, due to certain limitations contained in the senior secured convertible notes and related agreements. If the Company is unable to raise sufficient capital resources on acceptable terms, the Company’s business, results of operation, liquidity and financial condition would be materially and adversely harmed.

Management plans include the closing of the private equity financing currently in progress in the second quarter of 2008, and the simultaneous conversion of all outstanding senior secured convertible notes in accordance with the original terms of these agreements. Management is also focused on opportunities to increase revenues, including the consideration of licensing opportunities, and manage costs aggressively.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The accounting policies discussed below are considered by management to be the most important to the Company’s financial condition and results of operations, and require management to make its most difficult and subjective judgments due to the inherent uncertainty associated with these matters. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and adjusted when necessary. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. Additional information on significant accounting principles is provided in Note 1 of the attached financial statements.

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

We estimate the value of stock option awards on the date of grant using a Black-Scholes pricing model (Black-Scholes model). The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and risk-free interest rate. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

We account for share-based compensation awards granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under EITF 96-18, we determine the fair value of the share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty’s performance is complete.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S.

ITEM 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2008.

(b) Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

In the first quarter of 2008, an aggregate of 528,000 qualified common stock options were granted to employees and 25,000 non-qualified stock options were granted to certain consultants and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.80, have a term of ten years, and vest monthly over one year.

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

ITEM 3. Defaults on Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit	Description
4.1
Form of 10% Senior Secured Convertible Promissory Note maturing January 23, 2009, issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 4.1 filed with Form 8-K on January 29, 2008).

4.2	Form of Warrant to Purchase Shares of Common Stock of QuantRx issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 4.2 filed with Form 8-K on January 29, 2008).
10.1	Form of Letter Loan Agreement issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 10.1 filed with Form 8-K on January 29, 2008).
10.2	Form of Stock Pledge Agreement, dated January 23, 2008, issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 10.2 filed with Form 8-K on January 29, 2008).
10.3	Form of Patent, Trademark and Copyright Security Agreement issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 10.3 filed with Form 8-K on January 29, 2008).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: May 15, 2008	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO

Date: May 15, 2008	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance