Form 10-Q
period 2008-06-30
QUANTRX BIOMEDICAL CORP
filed 2008-08-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-17119

QUANTRX BIOMEDICAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0202574
(State or Other Jurisdiction of Incorporation or Organizatio n)	(I.R.S. Employer Identification Number)

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
☐ Yes ☒ No

The number of shares outstanding of the issuer’s common stock as of August 6, 2008 was 42,078,880.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$178,895	$213,332
Accounts receivable	62,971	80,758
Interest receivable, net of allowance for bad debt of $14,000	—	—
Interest receivable - related party	23,688	15,650
Inventories	48,164	37,313
Prepaid expenses	153,829	227,022
Note receivable, net of allowance for bad debt of $200,000	—	—
Note receivable - related party	200,000	200,000
Deferred finance costs, net	166,988	107,507
Deposits	43,323	4,448
Total Current Assets	877,858	886,030

Investments	200,000	200,000
Property and equipment, net	352,642	391,720
Intangible assets, net	2,101,897	2,162,225
Security deposits	10,667	10,667

Total Assets	$3,543,064	$3,650,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,657,797	$720,408
Accrued expenses	251,550	233,283
Deferred revenue, current portion	66,667	—
Short-term convertible notes payable, net of discount	1,751,797	795,476
Short-term promissory notes payable, net of discount	323,025	—
Security deposits	2,000	2,000
Loans payable, current portion	11,268	10,882
Total Current Liabilities	4,064,104	1,762,049

Deferred revenue, long-term portion	25,448	—
Loans payable, long-term portion	—	5,733
Notes payable	44,000	44,000
Total Liabilities	4,133,552	1,811,782

Commitments and Contingencies	—	—
Minority Interest	—	—
Stockholders’ Equity:
Preferred stock - $0.01 par value, 25,000,000 authorized; no shares issued and outstanding	—	—
Common stock - $0.01 par value; 75,000,000 authorized; 42,043,880 and 41,699,681 shares issued and outstanding	420,438	416,996
Additional paid-in capital	40,536,024	38,810,086
Accumulated deficit	(41,546,950)	(37,388,222)
Total Stockholders’ Equity	(590,488)	1,838,860

Total Liabilities and Stockholders’ Equity	$3,543,064	$3,650,642

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$161,088	$108,281	$253,260	$170,651

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	19,550	—	23,482	—
Sales and marketing	39,949	51,567	92,576	95,281
General and administrative	801,685	593,101	1,485,329	1,100,528
Professional fees	235,658	949,086	558,726	1,254,996
Research and development	752,477	722,878	1,229,489	1,002,133
Amortization	44,901	41,292	89,643	44,457
Depreciation	26,604	21,104	53,389	31,293
Total Costs and Operating Expenses	1,920,824	2,379,028	3,532,634	3,528,688

Loss from Operations	(1,759,736)	(2,270,747)	(3,279,374)	(3,358,037)

Other Income (Expense):
Interest and dividend income	5,653	28,363	12,298	54,611
Interest expense	(56,432)	(282)	(99,549)	(735)
Bad debt expense	—	(214,000)	—	(214,000)
Rental income	5,640	5,535	11,960	8,285
Grant income	—	—	—	14,000
Loss on equity investee	—	(267,608)	—	(267,608)
Amortization of debt discount to interest expense	(312,603)	—	(346,541)	—
Amortization of deferred financing costs to interest expense	(50,647)	—	(79,369)	—
Loss on extinguishment of debt	—	—	(439,445)	—
Loss on disposition of fixed assets	—	—	(1,787)	—
Total Other Income (Expense), Net	(408,389)	(447,992)	(942,433)	(405,447)

Loss Before Minority Interest and Taxes	(2,168,125)	(2,718,739)	(4,221,807)	(3,763,484)

Minority Interest	26,638	293,648	63,079	293,648
Provision for Income Taxes	—	—	—	—

Net Loss	$(2,141,487)	$(2,425,091)	$(4,158,728)	$(3,469,836)

Basic and Diluted Net Loss per Common Share	$(0.05)	$(0.06)	$(0.10)	$(0.09)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	41,929,326	40,910,580	41,814,503	39,759,102

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,158,728)	$(3,469,836)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	143,032	75,750
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	425,910	—
Bad debt expense	—	214,000
Expenses related to employee stock options	486,167	69,485
Expenses related to stock options issued to non-employees	6,167	—
Expenses related to common stock warrants issued	30,437	91,675
Non-cash fair value of warrants and options issued for consulting	109,657	390,887
Loss on extinguishment of debt	439,445	—
Loss on disposition of fixed assets	1,787	—
Issuance of convertible notes for accrued interest	53,851	—
Loss on equity investee	—	267,608
Minority interest	(63,079)	(293,648)
(Increase) decrease in:
Accounts receivable	17,787	(51,887)
Interest receivable	(8,038)	(12,128)
Inventories	(10,851)	—
Prepaid expenses	73,193	71,497
Deposits	(38,876)	3,260
Increase (decrease) in:
Accounts payable	816,769	(12,812)
Accrued expenses	18,267	13,804
Security deposits	—	2,000
Deferred revenue	92,115	(38,667)

Net Cash Used by Operating Activities	(1,564,988)	(2,679,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchases of fixed assets	(4,394)	(228,640)
Cash paid for equity interest in FluoroPharma	—	(1,536,000)
Cash obtained from equity interest in FluoroPharma	—	764,223
Payment on note receivable from FluoroPharma	—	250,000
Issuance of note receivable - related party	—	(300,000)
Cash paid for licensing agreement	(20,000)	(15,000)
Cash paid for capitalized website development costs	(600)	(15,480)

Net Cash Used by Investing Activities	(24,994)	(1,080,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs of $157,504	—	3,374,996
Proceeds from exercise of common stock warrants	169,189	—
Proceeds from long-term note payable	—	44,000
Payments on loan payable used to finance equipment purchase	(5,346)	—
Proceeds from issuance of convertible notes, net of legal fees of $7,500	992,500	—
Proceeds from issuance of short-term promissory notes	410,000	—
Payment of payables related to fixed asset purchases	(10,798)	—

Net Cash Provided by Financing Activities	1,555,545	3,418,996

Net Increase (Decrease) in Cash and Cash Equivalents	(34,437)	(340,913)

Cash and Cash Equivalents, Beginning of Period	213,332	1,256,912

Cash and Cash Equivalents, End of Period	$178,895	$915,999

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$38,397	$735
Income tax paid	$—	$—

Supplemental Disclosure of Non-Cash Activities Financing and Investing Activities:
Fair value of warrants issued to placement agents for debt financing costs	$119,750	$—
Fair value of warrants issued with convertible notes	122,036	—
Fair value of beneficial conversion feature embedded in convertible notes	647,760	—
Fair value of common stock issued with short-term promissory notes	59,768	—
Fair value of warrants issued with short-term promissory notes	41,528	—
Fair value of warrants issued with common stock	—	1,243,087
Fair value of warrants issued to placement agents for equity financing costs	—	277,778
Increase in payables related to purchase of fixed assets	11,703	—
Increase in payables related to license acquisition	8,715	—
Increase in payables for debt financing costs	111,000	—
Decrease in payables related to purchase of fixed assets	—	31,842
Increase in payables related to capitalized website development costs	—	14,220

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

1.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments

QuantRx follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” SFAS No. 123(R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes method in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123(R), which resulted in employee stock-based compensation expense of $327,620 and $486,167 for the three and six months ended June 30, 2008 (including $120,159 and $127,055 relating to subsidiary options), and $36,972 and $69,485, (including $4,458 relating to subsidiary options in the second quarter of 2007) for the three and six months ended June 30, 2007, respectively.

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

As of June 30, 2008, the Company had common stock options of 2,344,750, common stock warrants of 7,649,184, and convertible debt subject to conversion into 4,409,594 shares outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the three and six months ended June 30, 2008.

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

As of June 30, 2008, QuantRx owned approximately 57.78% of the issued and outstanding capital stock of FluoroPharma. Effective April 1, 2007, FluoroPharma’s results of operations have been included in the accompanying consolidated financial statements.

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

QuantRx did not account for the acquisition of FluoroPharma’s equity as a business combination since FluoroPharma is a development-stage enterprise and did not meet the definition of a business in accordance with SFAS No. 141, “Business Combinations” and EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” As a result of the consolidation and pursuant to Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” effective April 1, 2007, QuantRx recognized previously unrecognized equity method losses relating to its investment in FluoroPharma of $829,648, attributable to 2006, as an adjustment to retained earnings, and $267,608, attributable to 2007, in the second quarter of 2007. These losses were previously unrecognized since APB No. 18 stipulated that the entire investment be treated as equity method goodwill with no equity method loss recognition.

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
$2,433,767

Acquired intangibles primarily consist of licensed patent rights and technology licenses and are estimated to have a weighted average life of 15 years. Amortization expense related to these intangibles for the three and six months ending June 30, 2008, was $34,284 and $68,568, respectively, and was $38,130 for the three and six months ended June 30, 2007.

Minority interests of $275,288 at April 1, 2007, resulted from the consolidation of FluoroPharma reflecting the interests held by third parties of FluoroPharma. Since acquisition, and as of June 30, 2008 and December 31, 2007, the portion of FluoroPharma’s losses attributable to the minority interest have been recorded, reducing the minority interest to zero.

In the first two quarters of 2008 and the third and fourth quarters of 2007, QuantRx advanced an aggregate of $900,000 ($300,000 in 2008 and $600,000 in 2007) to FluoroPharma through eight short-term convertible promissory notes. These notes and accrued interest ($47,067 as of June 30, 2008 and $14,252 as of December 31, 2007) were eliminated in consolidation.

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

In connection with the initial investment, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. FluoroPharma has outstanding common stock equivalents which, if exercised together with the Company’s option and convertible notes, would reduce the Company’s ownership percentage to approximately 52.68% on a fully diluted and as converted basis as of June 30, 2008.

3.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	June 30, 2008	December 31, 2007
Prepaid expenses:
Prepaid consulting	$60,267	$159,410
Prepaid consulting - related party	12,866	17,377
Prepaid insurance	67,848	31,829
Prepaid rent	5,310	5,310
Other	7,538	13,096
Prepaid expenses	$153,829	$227,022

Deferred financing costs:
Deferred financing costs	$238,250	$135,000
Less: accumulated amortization	(71,262)	(27,493)
Deferred financing costs, net	$166,988	$107,507

Property and equipment:
Computers and office furniture, fixtures and equipment	$149,205	$148,141
Machinery and equipment	265,928	252,681
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(154,724)	(101,335)
Property and equipment, net	$352,642	$391,720

Accrued expenses:
Professional fees	$69,500	$72,050
Payroll and related	57,750	-
Patent licensing fees	50,000	-
Clinical trials	5,000	110,833
Accrued interest	7,300	-
Other	62,000	50,400
Accrued expenses	$251,550	$233,283

Short-term convertible notes payable, net:
Short-term convertible notes payable	$2,204,797	$1,000,000
Less: discount for warrants and conversion feature, net	(453,000)	(204,524)
Short-term convertible notes payable, net	$1,751,797	$795,476

Short-term promissory notes payable, net:
Short-term promissory notes payable	$410,000	$-
Less: discount for common stock and warrants, net	(86,975)	-
Short-term promissory notes payable, net	$323,025	$-

4.	Notes Receivable

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (GUSA) through an 8% promissory note due April 8, 2007. The note is currently convertible at QuantRx’s discretion into 10% of GUSA’s outstanding capital stock on a fully diluted and as converted basis. QuantRx is currently exploring the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note continues to accrue interest. QuantRx accrued interest of $8,040 and $15,649 on this note for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms. See Note 5 for additional information on GUSA.

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

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of June 30, 2008, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA.

QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized as of June 30, 2008.

6.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	June 30, 2008	December 31, 2007
Licensed patents and patent rights	$2,197,020	$2,168,305
Patents	82,008	82,008
Technology license	22,517	22,517
Website development	49,711	49,111
Less: accumulated amortization	(249,359)	(159,716)
Intangibles, net	$2,101,897	$2,162,225

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $44,901 and $89,643 for the three and six months ended June 30, 2008 and $41,292 and $44,457 for the three and six months ended June 30, 2007, respectively. Impairment will be considered in accordance with the Company’s impairment policy. No impairment was recognized as of June 30, 2008.

7.	Deferred Revenue

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

QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement, which was recorded as deferred revenue and was amortized into revenue over the expected term of the agreement, which was six years. QuantRx recognized revenue of $20,834 and $41,667 in the three and six months ended June 30, 2007. In December 2007, in accordance with the terms of the distribution agreement, QuantRx delivered notice of termination of the agreement and recognized the remaining deferred revenue at that time.

CytoCore, Inc.

On May 19, 2008, QuantRx and CytoCore, Inc. (CytoCore) entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specifies monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.

QuantRx received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and is being amortized into revenue over the expected development period of the agreement, which is estimated as 18 months. QuantRx recognized revenue of $13,441 in the second quarter of 2008 related to this agreement.

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

9.	Notes Payable

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

The conversion option embedded in the 2007 Notes described above is not considered a derivative instrument and is not required to be bifurcated pursuant to the scope exception in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” since it is indexed to QuantRx’s stock and is classified as stockholders’ equity. Equity classification of the embedded conversion option is met through the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock,” paragraphs 12-32. QuantRx also concluded, pursuant to EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” that while the embedded conversion option was not required to be bifurcated, the instruments did contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion option. QuantRx measured the intrinsic value of the embedded conversion option ($97,164) based upon the effective conversion price, which is defined by EITF 00-27 as the allocated proceeds divided by the number of shares to be received on conversion. This amount was recorded as original issue discount.

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

The fair value of the warrants issued to placement agents and the cash commissions have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors, the modified warrants and the beneficial conversion feature, and the deferred financing costs were being amortized to interest expense over the original term of the 2007 Notes in accordance with EITF 00-27, paragraph 19. Interest expense for 2008 through the date of extinguishment, including amortization of original issue discount and deferred financing costs, related to the 2007 Notes was $29,832. The remaining unamortized debt discount of $189,101 and deferred financing costs of $99,399 were included in the loss on extinguishment of debt in the first quarter of 2008 upon the exchange of the 2007 Notes into the 2008 Notes; see below.

2008 Senior Secured Convertible Notes

 In the first quarter of 2008, the Company completed a $2.16 million private placement with certain accredited investors through the issuance of 10% senior secured convertible notes (the “2008 Notes”) and warrants. In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $2,157,247 and warrants with a five-year term to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $1.25. The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise.

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

QuantRx used the net proceeds from the offering for product development, working capital and general corporate purposes.

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

Like the 2007 Notes, the conversion option embedded in the 2008 Notes described above is not considered a derivative instrument and is not required to be bifurcated pursuant to the scope exception in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” since it is indexed to QuantRx’s stock and is classified as stockholders’ equity. Equity classification of the embedded conversion option is met through the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock,” paragraphs 12-32. QuantRx also concluded, pursuant to EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” that while the embedded conversion option is not required to be bifurcated, the instruments do contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion option. QuantRx measured the intrinsic value of the embedded conversion option ($647,760) based upon the effective conversion price, which is defined by EITF 00-27 as the allocated proceeds divided by the number of shares to be received on conversion. This amount was recorded as original issue discount.

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

The fair value of the warrants issued to placement agents and the cash commissions and legal fees have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors, the beneficial conversion feature, and the deferred financing costs are being amortized to interest expense over the term of the 2008 Notes in accordance with EITF 00-27, paragraph 19. QuantRx recorded $386,460 and $461,283 in interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Notes for the three and six months ended June 30, 2008. At June 30, 2008 the Company issued a 2008 Note in the amount of $47,551 pursuant to one holder’s election to receive the quarterly interest in the form of a paid-in-kind note.

2008 Short-term Promissory Notes Payable

In the second quarter of 2008, the Company commenced a private placement to certain accredited investors through the issuance of 8% senior secured promissory notes (the “2008 Promissory Notes”). In connection with the private placement and as of June 30, 2008, QuantRx issued notes in the aggregate principal amount of $410,000, and an aggregate of 102,500 shares of common stock and warrants with a five-year term to purchase 102,500 shares of common stock warrants at a per share exercise price of $0.85. The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise. The 2008 Promissory Notes are due on September 15, 2008, along with all accrued and unpaid interest. QuantRx used the net proceeds from the offering for product development, working capital and general corporate purposes.

In connection with the financing QuantRx entered into 1) a stock pledge agreement, pursuant to which QuantRx granted to the holders a continuing and perfected first priority security interest in certain equity securities owned by QuantRx of two private companies and specified rights and interests associated with the pledged shares, as well as 2) a patent, trademark and copyright security agreement, pursuant to which QuantRx granted to the holders a continuing and perfected first priority security interest in all of its owned or acquired patents, trademarks and copyrights and specified intellectual property and related rights and interests associated therewith. If an event of default occurs under the 2008 Promissory Notes, the holders have agreed not to take any action with respect to the collateral for 120 days after the holders provide QuantRx with notice of the holders’ proposed action. The stock pledge agreement and the patent, trademark and copyright security agreement, and the security interests created thereby, will terminate upon QuantRx’s satisfaction in full of its payment obligations under the 2008 Promissory Notes.

 The cash proceeds from the 2008 Promissory Notes of $410,000 were allocated between the notes, common stock and warrants on a relative fair value basis. QuantRx allocated $59,768 and $41,528 of the principal amount of $410,000 to the common stock and warrants as original issue discount, which represented the relative fair values of each at the date of issuance.

In association with the issuance of the 2008 Promissory Notes, QuantRx issued warrants to purchase 100,000 shares of common stock at $0.85 per share valued at $64,000 to the placement agent, and also incurred cash commissions of $41,000 in connection with the private placement resulting in total deferred debt offering cost of $105,000 as of June 30, 2008.

The fair value of the warrants issued to placement agents and the cash commissions and legal fees have been recorded as deferred financing costs. The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs are being amortized to interest expense over the term of the 2008 Promissory Notes in accordance with EITF 00-27, paragraph 19. QuantRx recorded $31,642 in interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Promissory Notes for the three and six months ended June 30, 2008.

10.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had no issued and outstanding preferred stock at June 30, 2008 or December 31, 2007.

11.	Common Stock, Options and Warrants

In the second quarter of 2008, QuantRx commenced a private placement of 8% promissory notes, common stock and warrants to purchase shares of QuantRx’s common stock. In connection with the private placement, as of June 30, 2008, QuantRx had issued 102,500 shares of common stock along with warrants with a five-year term to purchase 102,500 shares of QuantRx’s common stock at an exercise price of $0.85. The notes, common stock and warrants were offered only to certain private accredited investors. In association with the issuance of these convertible notes, QuantRx issued warrants for services to purchase 100,000 shares of common stock at $0.85 per share valued at $64,000.

In April 2008, QuantRx completed a limited warrant exercise inducement targeting large warrant holders who have expressed an interest to participate. The inducement was a reduction in the exercise price from $1.50 to $0.70 to a limited number of warrant holders who acquired the warrants in conjunction with prior common stock purchases. An aggregate of 241,699 common stock warrants were exercised and exchanged for 241,699 shares of our common stock for total proceeds of $169,189.

On April 16, 2008, the Company issued common stock warrants with a five year term in consideration of a financial advisory and investor relations consulting services agreement. The warrant represents the right to purchase 200,000 shares of common stock at an exercise price of $0.89 and vests ratably each month over a one year term. The fair value of the warrant was calculated to be $148,000 on grant date, and shall be remeasured during the vesting term as required. Consulting expense related to the issuance of these warrants was $25,000 in the second quarter of 2008.

On April 16, 2008, the Company issued common stock warrants with a five year term to purchase 25,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics. The fair value of these warrants was calculated to be $16,250, and will be expensed over a one year term. Consulting expense related to the issuance of these warrants was $3,384 in the second quarter of 2008.

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

On April 16, 2007, the Company issued a warrant in consideration of a financial advisory and investor relations consulting services agreement with an initial one year term. The original agreement was modified June 20, 2007. The original warrant had a term of five years and represented the right to purchase 350,000 shares of common stock at an exercise price of $1.35 and vested ratably each month over the initial one year term. The fair value of the original warrant was calculated to be $420,000. On June 20, 2007, the agreement was modified and the original warrant was cancelled. The warrant issued upon modification of the agreement has the same terms as the originally issued warrant other than it represents the right to purchase 150,000 shares of common stock at an exercise price of $0.95, which was the closing price on the modification date. The fair value of the modified warrant was calculated to be $126,000 on the modification date, and shall be remeasured during the vesting term as required. The final remeasurement of the fair value of these warrants on April 15, 2008 resulted in a reduction to previously recorded consulting expense of $14,875 in the second quarter of 2008. Consulting expense related to these warrants was $5,437 for the six months ended June 30, 2008.

On April 16, 2007, the Company issued common stock warrants with a five year term to purchase 50,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics. The fair value of these warrants was calculated to be $60,000, and was expensed over the initial year of the agreement. Consulting expense related to these warrants was $2,459 and $17,377 in the three and six months ended June 30, 2008, and $12,459 in the quarter ended June 30, 2007.

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

2007 Incentive and Non-Qualified Stock Option Plan

Pursuant to SFAS 123(R), the fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. Total compensation cost related to QuantRx’s employee options was $207,461 and $32,513 for the three months ended June 30, 2008 and 2007, respectively, and $359,112 and $65,027 for the six months ended June 30, 2008 and 2007, respectively. Compensation cost related to QuantRx’s non-employee options was $4,292 and $6,167 for the three and six months ended June 30, 2008. No options were granted in the six months ended June 30, 2007.

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

On June 16, 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $64,000 to purchase an aggregate of 100,000 shares of common stock at $0.85 per share to Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $41,000 are due to Burnham Hill Partners for its role as placement agent in the transaction as of June 30, 2008.

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

A member of the Company’s board of directors serves as a consultant to the Company on various business, strategic, and technical issues. Fees paid and expensed for these services by the Company during the three and six months ended June 30, 2008 were $8,000 and $20,000 and the three and six months ended June 30, 2007 were $12,000 and $24,000, respectively.

13.	Commitments and Contingencies

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011. Some of these leases contain cancellation clauses, subject to a termination fee, and include allocations for common expenses subject to future adjustment. Rent expense related to operating leases was approximately $30,117 and $60,234 for the three and six months ended June 30, 2008, and $29,749 and $59,094 for the three and six months ended June 30, 2007, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of June 30, 2008 are estimated as follows:

Remainder of 2008	$62,031
2009	101,563
2010	57,240
2011	43,875
Total minimum payments	$264,709

In February 2007, the Company began subleasing research and development lab space under the noncancellable operating leases. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sublease income was $5,640 and $11,960 for the three and six months ended June 30, 2008 and $5,535 and $8,285 for the three and six months ended June 30, 2007, respectively, and is recorded in other income.

Executive Employment Contracts

The Company has an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At June 30, 2008, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

14.	Subsequent Event

In the third quarter of 2008, the Company issued additional 8% senior secured promissory notes (the “2008 Promissory Notes”) in the aggregate principal amount of $140,000, and an aggregate of 35,000 shares of common stock and warrants to purchase 35,000 shares of common stock. See Note 9, under the heading “2008 Short-term Promissory Notes Payable” for details.

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “we,” “our,” “ours,” “us,” the “Company” or similar terms refer to QuantRx Biomedical Corporation, a Nevada corporation and its subsidiary.

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

Consolidated Results of Operations

Net operating revenues for the three months ended June 30, 2008 and 2007 were $161,088 and $108,281, respectively. Net operating revenues for the six months ended June 30, 2008 and 2007 were $253,260 and $170,651, respectively. The increase in revenues of $52,807 and $82,609 for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 is primarily due to increased revenues related to short-term research and development agreements. These additional revenues were offset by the absence of $20,833 and $41,666 of deferred revenue accretion recorded in the first two quarters of 2007 related to a distribution agreement.

Sales and marketing expense for the three months ended June 30, 2008 and 2007 was $39,949 and $51,567, respectively, and for the six months ended June 30, 2008 and 2007, was $92,576 and $95,281, respectively. The decrease of $11,618 and $2,705 for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 primarily relates to decreased travel related expenses.

General and administrative expense for the three months ended June 30, 2008 and 2007 was $801,685 and $593,101 respectively, and for the six months ended June 30, 2008 and 2007, was $1,485,329 and $1,100,528, respectively. The increase of $208,584 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 reflects an increase in personnel related expenses of $295,095, primarily due to increased stock based compensation expenses; partially offset by the absence of a minimum royalty payment of $50,000 related to a licensing agreement and reduced travel related expenses. The increase of $384,801 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 reflects an increase in personnel related expenses of $358,766, primarily due to increased stock based compensation costs and the inclusion of our subsidiary’s personnel costs, and additional general and administrative expenses related to the consolidation of our subsidiary effective April 1, 2007.

Professional fees for the three months ended June 30, 2008 and 2007, were $235,658 and $949,086, respectively, and for the six months ended June 30, 2008 and 2007, were $558,726 and $1,254,996, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease of $713,428 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is primarily attributed to a decrease in consulting fees related to financial advisory and investor relations services of $530,470 and a decrease in legal fees of $130,907. The decrease of $696,270 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily attributed to a decrease in consulting fees related to financial advisory and investor relations services of $646,096 and a decrease in legal fees of $103,600.

Research and development expense for the three months ended June 30, 2008 and 2007, was $752,477 and $722,878, respectively, and for the six months ended June 30, 2008 and 2007, was $1,229,489 and $1,002,133, respectively. The increase of $227,356 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is attributed to subsidiary research and development expenses included as of April 1, 2007, the effective date of the consolidation.

The Company’s net loss for the three months ended June 30, 2008 and 2007 was $2,141,487 and $2,425,091, respectively, and for the six months ended June 30, 2008 and 2007, was $4,158,728 and $3,469,836, respectively. The decrease in net loss of $283,604 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is primarily due to decreased operating expenses of $477,754 as described above and the absence of a bad debt expense of $214,000, offset by an increase in interest expense, including amortization of debt discount and deferred finance costs, of $419,400. The increase in net loss of $688,892 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily due to a $439,445 loss on extinguishment of convertible notes in the first quarter of 2008 (see Note 9 to the financial statements); and the inclusion of additional expenses related to the consolidation of our subsidiary effective April 1, 2007, as well as all the factors previously discussed.

Liquidity and Capital Resources

As of June 30, 2008, QuantRx had cash and cash equivalents of $178,895, as compared to cash and cash equivalents of $213,332 as of December 31, 2007. The net decrease in cash of $34,437 for the six months ended June 30, 2008, is primarily attributed to net cash used for operating activities of $1,564,988, offset by $992,500 in net proceeds from the issuance of 10% senior secured convertible notes in the first quarter of 2008, proceeds of $410,000 from the issuance of 8% senior secured promissory notes (see Note 9 to the financial statements), and proceeds of $169,189 from the exercise of common stock warrants. QuantRx has used its financing proceeds as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

In the past, QuantRx has not generated sufficient revenues from operations to meet its operating expenses, but has been able to meet its cash needs through issuances of equity and the proceeds of debt instruments. While management is currently negotiating additional funding through a credit facility, and has been successful obtaining funding in the past, it is not known whether the Company will be successful in its current funding efforts. Additionally, the Company is limited in its ability to issue additional debt instruments, due to certain limitations contained in the senior secured convertible notes and related agreements. If the Company is unable to raise sufficient capital resources on acceptable terms, the Company’s business, results of operation, liquidity and financial condition would be materially and adversely harmed.

Management plans include funding in the third quarter of 2008 through a credit facility currently being negotiated, and the simultaneous settlement of all outstanding notes in accordance with the original terms of these agreements. Management is also focused on opportunities to increase revenues, including the consideration of licensing opportunities, and managing costs aggressively.

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

ITEM 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2008.

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

ITEM 2. Unregistered Sales of Equity Securities, and Use of Proceeds

In April 2008, QuantRx completed a limited warrant exercise inducement targeting large warrant holders who have expressed an interest to participate. The inducement was a reduction in the exercise price from $1.50 to $0.70 to a limited number of warrant holders who acquired the warrants in conjunction with prior common stock purchases. An aggregate of 241,699 common stock warrants were exercised and exchanged for 241,699 shares of our common stock.

On April 16, 2008, the Company issued common stock warrants with a five year term in consideration of a financial advisory and investor relations consulting services agreement. The warrant represents the right to purchase 200,000 shares of common stock at an exercise price of $0.89 and vests ratably each month over a one year term.

On April 16, 2008, the Company issued common stock warrants with a five year term to purchase 25,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics.

At June 30, 2008 the Company issued a 10% senior secured convertible note in the amount of $47,551 pursuant to one holder’s election to receive quarterly interest in the form of a paid-in-kind note. The note is currently convertible into 95,102 shares of common stock.

In the second and third quarters of 2008, the Company issued to certain accredited investors an aggregate of 137,500 shares of common stock and warrants with a five-year term to purchase 137,500 shares of common stock at a per share exercise price of $0.85, in connection with the issuance of $550,000 in 8% senior secured promissory notes. In association with these issuances, QuantRx issued warrants to purchase 100,000 shares of common stock at $0.85 per share to the placement agent. These issuances are described in part in the Company’s Current Report on Form 8-K that was filed with the SEC on July 28, 2008.

There were no additional sales of unregistered securities other than as reported in prior reports on Forms 10-KSB, 10-Q or 8-K.

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
4.1
Form of Senior Secured Bridge Note, dated June 2008 and maturing September 15, 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.1 filed with Form 8-K on July 28, 2008).

4.2	Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated June 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.2 filed with Form 8-K on July 28, 2008).

10.1	Form of Bridge Letter Loan Agreement, dated June 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 28, 2008).

10.2	Form of Stock Pledge Agreement, dated June 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.2 filed with Form 8-K on July 28, 2008).

10.3	Form of Patent, Trademark and Copyright Security Agreement, dated June 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.3 filed with Form 8-K on July 28, 2008).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

QuantRx Biomedical Corporation

Date: August 14, 2008	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO

Date: August 14, 2008	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance