Form 10-Q
period 2008-09-30
QUANTRX BIOMEDICAL CORP
filed 2008-11-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the issuer’s common stock as of November 12, 2008 was 42,853,880.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$253,738	$213,332
Accounts receivable	35,535	80,758
Interest receivable, net of allowance for bad debt of $14,000	—	—
Interest receivable - related party	27,689	15,650
Inventories	69,397	37,313
Prepaid expenses	141,273	227,022
Note receivable, net of allowance for bad debt of $200,000	—	—
Note receivable - related party	200,000	200,000
Deferred finance costs, net	68,224	107,507
Deposits	143,963	4,448
Total Current Assets	939,819	886,030

Investments	200,000	200,000
Property and equipment, net	329,209	391,720
Intangible assets, net	2,056,996	2,162,225
Security deposits	10,667	10,667

Total Assets	$3,536,691	$3,650,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,860,940	$720,408
Accrued expenses	276,365	233,283
Deferred revenue, current portion	66,667	—
Short-term convertible notes payable, net of discount	2,002,402	795,476
Short-term promissory notes payable, net of discount	1,346,242	—
Security deposits	2,000	2,000
Loans payable, current portion	8,524	10,882
Total Current Liabilities	5,563,140	1,762,049

Deferred revenue, long-term portion	8,782	—
Loans payable, long-term portion	—	5,733
Notes payable	44,000	44,000
Total Liabilities	5,615,922	1,811,782

Commitments and Contingencies	—	—
Minority Interest	—	—
Stockholders’ Equity (Deficit):
Preferred stock - $0.01 par value, 25,000,000 authorized; no shares issued and outstanding	—	—
Common stock - $0.01 par value; 75,000,000 authorized; 42,351,380 and 41,699,681 shares issued and outstanding	423,513	416,996
Additional paid-in capital	41,111,537	38,810,086
Accumulated deficit	(43,614,281)	(37,388,222)
Total Stockholders’ Equity (Deficit)	(2,079,231)	1,838,860

Total Liabilities and Stockholders’ Equity (Deficit)	$3,536,691	$3,650,642

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$216,526	$85,518	$469,786	$256,169

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	3,641	—	27,123	—
Sales and marketing	1,818	78,243	94,394	173,524
General and administrative	814,434	534,658	2,299,763	1,635,186
Professional fees	260,258	330,259	818,984	1,585,255
Research and development	508,815	462,740	1,738,304	1,464,873
Amortization	44,901	44,209	134,544	88,666
Depreciation	26,273	24,452	79,662	55,745
Total Costs and Operating Expenses	1,660,140	1,474,561	5,192,774	5,003,249

Loss from Operations	(1,443,614)	(1,389,043)	(4,722,988)	(4,747,080)

Other Income (Expense):
Interest and dividend income	4,211	12,070	16,508	66,681
Interest expense	(85,913)	(636)	(185,461)	(1,371)
Bad debt expense	—	—	—	(214,000)
Rental income	5,786	6,224	17,746	14,509
Grant income	—	—	—	14,000
Amortization of debt discount to interest expense	(462,096)	—	(808,637)	—
Amortization of deferred financing costs to interest expense	(170,264)	—	(249,633)	—
Loss on equity investee	—	—	—	(267,608)
Loss on extinguishment of debt	—	—	(439,445)	—
Loss on disposition of fixed assets	—	—	(1,787)	—
Total Other Income (Expense), Net	(708,276)	17,658	(1,650,709)	(387,789)

Loss Before Minority Interest and Taxes	(2,151,890)	(1,371,385)	(6,373,697)	(5,134,869)

Minority Interest	84,559	44,028	147,638	337,676
Provision for Income Taxes	—	—	—	—

Net Loss	$(2,067,331)	$(1,327,357)	$(6,226,059)	$(4,797,193)

Basic and Diluted Net Loss per Common Share	$(0.05)	$(0.03)	$(0.15)	$(0.12)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	42,183,242	41,263,039	41,938,312	40,265,924

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,226,059)	$(4,797,193)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	214,206	144,411
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	1,058,270	—
Bad debt expense	—	214,000
Expenses related to employee stock options	809,145	106,457
Expenses related to stock options issued to non-employees	7,000	—
Expenses related to common stock warrants issued	41,187	118,403
Non-cash fair value of warrants and options issued for consulting	140,221	454,972
Non-cash fair value of common stock and warrants issued for interest	20,476	—
Loss on extinguishment of debt	439,445	—
Loss on disposition of fixed assets	1,787	—
Issuance of convertible notes for accrued interest	103,123	—
Loss on equity investee	—	267,608
Minority interest	(147,638)	(337,676)
(Increase) decrease in:
Accounts receivable	45,223	(57,531)
Interest receivable	(12,040)	(17,673)
Inventories	(32,084)	—
Prepaid expenses	85,750	114,572
Deposits	3,028	5,350
Increase (decrease) in:
Accounts payable	893,369	(132,539)
Accrued expenses	43,082	43,649
Security deposits	—	2,000
Deferred revenue	75,448	(62,500)

Net Cash Used by Operating Activities	(2,437,061)	(3,933,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchases of fixed assets	(9,734)	(253,689)
Cash paid for equity interest in FluoroPharma	—	(1,536,000)
Cash obtained from equity interest in FluoroPharma	—	764,223
Payment on note receivable from FluoroPharma	—	250,000
Issuance of note receivable - related party	—	(300,000)
Cash paid for deposit on asset acquisition	(25,000)	—
Cash paid for licensing agreement	(20,000)	(15,000)
Cash paid for capitalized website development costs	(600)	(29,700)

Net Cash Used by Investing Activities	(55,334)	(1,120,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs of $157,504	—	3,374,996
Proceeds from exercise of common stock warrants, net of placement fees of $0 and $16,429	169,189	567,777
Proceeds from long-term note payable	—	44,000
Payments on loan payable used to finance equipment purchase	(8,090)	(5,159)
Proceeds from issuance of convertible notes, net of legal fees of $7,500	992,500	—
Proceeds from issuance of senior secured promissory notes	550,000	—
Proceeds from issuance of promissory notes, net of issuance costs of $57,500	942,500	—
Payments of senior secured promissory notes	(100,000)	—
Payment of payables related to fixed asset purchases	(13,298)	—

Net Cash Provided by Financing Activities	2,532,801	3,981,614

Net Increase (Decrease) in Cash and Cash Equivalents	40,406	(1,072,242)

Cash and Cash Equivalents, Beginning of Period	213,332	1,256,912

Cash and Cash Equivalents, End of Period	$253,738	$184,670

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$46,885	$10,193
Income tax paid	$—	$—

Supplemental Disclosure of Non-Cash Activities Financing and Investing Activities:
Fair value of warrants issued to placement agents for debt financing costs	$119,750	$—
Fair value of warrants issued with convertible notes	122,036	—
Fair value of beneficial conversion feature embedded in convertible notes	647,760	—
Fair value of common stock issued with senior secured promissory notes	79,806	—
Fair value of warrants issued with senior secured promissory notes	58,050	—
Fair value of common stock issued with promissory notes	132,827	—
Fair value of warrants issued with promissory notes	108,159	—
Fair value of warrants issued with common stock	—	1,243,087
Fair value of warrants issued to placement agents for equity financing costs	—	277,778
Increase in payables related to purchase of fixed assets	9,203	—
Increase in payables related to license acquisition	8,715	—
Increase in payables for debt financing costs	125,000	—
Increase in payables related to deposit on equipment purchase	117,543	—
Increase in payables related to equipment purchase financing	—	24,377

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

Management Statement

The Company has not generated sufficient revenues from operations to meet its operating expenses. For this reason, the Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

The Company is currently negotiating additional funding, and has been successful obtaining funding in the past; however, it is not known whether the Company will be successful in its current funding efforts due in part to current external market conditions. Additionally, the Company is limited in its ability to issue additional debt instruments, due to certain limitations contained in the senior secured convertible notes and related agreements; however, the Company has been successful in obtaining all necessary waivers in the past.

While the Company believes that it will be able to obtain future financing on acceptable terms, if it is not successful in obtaining debt or equity financing, or if the Company is not permitted to obtain such financing by the terms of its existing agreements and financial instruments, the Company would need to expend significant efforts to find other short- and long-term sources of capital to meet its ongoing operating and business expenses. The Company is also focusing on opportunities to increase net sales while seeking to manage operating expenses in an attempt to preserve, as much as practical, its available cash resources. If the Company is unable to raise sufficient long-term or short-term capital resources on acceptable terms, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

The Company believes that the successful growth and operation of its business is dependent upon its ability to do any or all of the following:

•	obtain adequate sources of debt or equity financing to pay operating expenses and fund long-term business operations;

•	manage or control working capital requirements by reducing operating expenses;

•	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products; and

•
seek potential acquisitions that could be expected to generate positive cash flow for the Company upon acquisition, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

1.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments

QuantRx follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” SFAS No. 123(R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes method in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123(R), which resulted in employee stock-based compensation expense of $322,978 and $809,145 for the three and nine months ended September 30, 2008 (including $121,061 and $248,116 relating to subsidiary options), and $36,972 and $106,457, (including $4,459 and $8,971 relating to subsidiary options) for the three and nine months ended September 30, 2007, respectively.

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

As of September 30, 2008, the Company had common stock options of 2,344,750, common stock warrants of 7,996,684, and convertible debt subject to conversion into 4,508,137 shares outstanding. The above options, warrants, and convertible securities were deemed to be antidilutive for the three and nine months ended September 30, 2008.

As of September 30, 2007, the Company had outstanding common stock options of 1,372,500 and common stock warrants of 6,757,383. The above options and warrants were deemed to be antidilutive for the three and nine months ended September 30, 2007.

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of SFAS No. 157 had no impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows an entity the irrevocable option to elect to measure specified financial assets and liabilities in their entirety at fair value on a contract-by-contract basis. If an entity elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. In adopting SFAS No. 159, we did not elect the fair value option for any of our financial assets or financial liabilities.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin Topic 13, “Revenue Recognition” (Topic 13) and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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

As of September 30, 2008, QuantRx owned approximately 57.78% of the issued and outstanding capital stock of FluoroPharma. Effective April 1, 2007, FluoroPharma’s results of operations have been included in the accompanying consolidated financial statements.

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
$2,433,767

Acquired intangibles primarily consist of licensed patent rights and technology licenses and are estimated to have a weighted average life of 15 years. Amortization expense related to these intangibles for the three and nine months ending September 30, 2008, was $38,015 and $114,045, respectively, and was $38,015 and $76,030 for the three and nine months ended September 30, 2007.

Minority interests of $275,288 at April 1, 2007, resulted from the consolidation of FluoroPharma reflecting the interests held by third parties of FluoroPharma. Since acquisition, and as of September 30, 2008 and December 31, 2007, the portion of FluoroPharma’s losses attributable to the minority interest have been recorded, reducing the minority interest to zero.

In the first two quarters of 2008 and the third and fourth quarters of 2007, QuantRx advanced an aggregate of $900,000 ($300,000 in 2008 and $600,000 in 2007) to FluoroPharma through eight short-term convertible promissory notes. Additionally, QuantRx advanced $457,100 as of September 30, 2008. These advances, notes and accrued interest ($65,066 as of September 30, 2008 and $14,252 as of December 31, 2007) were eliminated in consolidation.

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

In connection with the initial investment, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. FluoroPharma has outstanding common stock equivalents which, if exercised together with the Company’s option and convertible notes, would reduce the Company’s ownership percentage to approximately 52.15% on a fully diluted and as converted basis as of September 30, 2008.

3.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	September 30, 2008	December 31, 2007
Prepaid expenses:
Prepaid consulting	$54,509	$159,410
Prepaid consulting - related party	8,770	17,377
Prepaid insurance	56,624	31,829
Prepaid interest	10,238	—
Prepaid rent	5,310	5,310
Other	5,822	13,096
Prepaid expenses	$141,273	$227,022

Deferred financing costs:
Deferred financing costs	$190,750	$135,000
Less: accumulated amortization	(122,526)	(27,493)
Deferred financing costs, net	$68,224	$107,507

Property and equipment:
Computers and office furniture, fixtures and equipment	$149,205	$148,141
Machinery and equipment	268,768	252,681
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(180,997)	(101,335)
Property and equipment, net	$329,209	$391,720

Accrued expenses:
Professional fees	$66,200	$72,050
Payroll and related	107,250	—
Clinical trials	—	110,833
Accrued interest	25,215	—
Other	77,700	50,400
Accrued expenses	$276,365	$233,283

Short-term convertible notes payable, net:
Short-term convertible notes payable	$2,254,069	$1,000,000
Less: discount for warrants and conversion feature, net	(251,667)	(204,524)
Short-term convertible notes payable, net	$2,002,402	$795,476

Short-term promissory notes payable, net:
Secured promissory notes payable	$450,000	$—
Unsecured promissory notes payable	1,000,000	—
Less: discount for common stock and warrants, net	(103,758)	—
Short-term promissory notes payable, net	$1,346,242	$—

4.	Notes Receivable

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (GUSA) through an 8% promissory note due April 8, 2007. The note is currently convertible at QuantRx’s discretion into 10% of GUSA’s outstanding capital stock on a fully diluted and as converted basis. QuantRx is continues to explore the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note continues to accrue interest. QuantRx accrued interest of $12,040, and $15,649 on this note for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms. See Note 5 for additional information on GUSA.

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

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of September 30, 2008, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA.

QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized as of September 30, 2008.

6.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2008	December 31, 2007
Licensed patents and patent rights	$2,197,020	$2,168,305
Patents	82,008	82,008
Technology license	22,517	22,517
Website development	49,711	49,111
Less: accumulated amortization	(294,260)	(159,716)
Intangibles, net	$2,056,996	$2,162,225

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $44,901 and $134,544 for the three and nine months ended September 30, 2008 and $44,209 and $88,666 for the three and nine months ended September 30, 2007, respectively. Impairment will be considered in accordance with the Company’s impairment policy. No impairment was recognized as of September 30, 2008.

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

QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement, which was recorded as deferred revenue and was amortized into revenue over the expected term of the agreement, which was six years. QuantRx recognized revenue of $20,833 and $62,500 in the three and nine months ended September 30, 2007. In December 2007, in accordance with the terms of the distribution agreement, QuantRx delivered notice of termination of the agreement and recognized the remaining deferred revenue at that time.

CytoCore, Inc.

On May 19, 2008, QuantRx and CytoCore, Inc. (CytoCore) entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specifies monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.

QuantRx received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and is being amortized into revenue over the expected development period of the agreement, which is estimated as 18 months. QuantRx recognized revenue of $33,335 and $55,337 in the three and nine months ended September 30, 2008 related to this agreement.

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

The conversion option embedded in the 2007 Notes described above was not considered a derivative instrument and was not required to be bifurcated pursuant to the scope exception in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” since it was indexed to QuantRx’s stock and was classified as stockholders’ equity. Equity classification of the embedded conversion option was met through the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock,” paragraphs 12-32. QuantRx also concluded, pursuant to EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” that while the embedded conversion option was not required to be bifurcated, the instruments did contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion option. QuantRx measured the intrinsic value of the embedded conversion option ($97,164) based upon the effective conversion price, which is defined by EITF 00-27 as the allocated proceeds divided by the number of shares to be received on conversion. This amount was recorded as original issue discount.

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

 The cash proceeds from the 2008 Notes of $1,000,000 were allocated between the notes and the warrants on a relative fair value basis in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” QuantRx allocated $122,035 of the principal amount of $1,000,000 to the warrants as original issue discount, which represented the relative fair value of the warrants at the date of issuance.

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

The fair value of the warrants issued to placement agents and the cash commissions and legal fees have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors, the beneficial conversion feature, and the deferred financing costs are being amortized to interest expense over the term of the 2008 Notes in accordance with EITF 00-27, paragraph 19. QuantRx recorded $291,679 and $752,962 in interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Notes for the three and nine months ended September 30, 2008. As of September 30, 2008, the Company issued two 2008 Notes in the aggregate amount of $96,822 pursuant to one holder’s election to receive quarterly interest in the form of paid-in-kind notes.

2008 Short-term Secured Promissory Notes Payable

In the second quarter of 2008, the Company commenced a private placement to certain accredited investors through the issuance of 8% senior secured promissory notes (the “2008 Secured Promissory Notes”). The private placement closed in the third quarter of 2008. In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $550,000, and an aggregate of 137,500 shares of common stock and warrants with a five-year term to purchase 137,500 shares of common stock warrants at a per share exercise price of $0.85. The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise. The 2008 Secured Promissory Notes were due on September 15, 2008, along with all accrued and unpaid interest. QuantRx used the net proceeds from the offering for product development, working capital and general corporate purposes.

In connection with the financing QuantRx entered into 1) a stock pledge agreement, pursuant to which QuantRx granted to the holders a continuing and perfected first priority security interest in certain equity securities owned by QuantRx of two private companies and specified rights and interests associated with the pledged shares, as well as 2) a patent, trademark and copyright security agreement, pursuant to which QuantRx granted to the holders a continuing and perfected first priority security interest in all of its owned or acquired patents, trademarks and copyrights and specified intellectual property and related rights and interests associated therewith. If an event of default occurs under the 2008 Secured Promissory Notes, the holders have agreed not to take any action with respect to the collateral for 120 days after the holders provide QuantRx with notice of the holders’ proposed action. The stock pledge agreement and the patent, trademark and copyright security agreement, and the security interests created thereby, will terminate upon QuantRx’s satisfaction in full of its payment obligations under the 2008 Secured Promissory Notes.

 The cash proceeds from the 2008 Secured Promissory Notes of $550,000 were allocated between the notes, common stock and warrants on a relative fair value basis. QuantRx allocated $79,806 and $58,050 of the principal amount of $550,000 to the common stock and warrants as original issue discount, which represented the relative fair values of each at the date of issuance.

In association with the issuance of the 2008 Secured Promissory Notes, QuantRx issued warrants to purchase 100,000 shares of common stock at $0.85 per share valued at $64,000 to the placement agent, and also incurred cash commissions of $55,000 in connection with the private placement resulting in total deferred debt offering cost of $119,000.

The fair value of the warrants issued to placement agents and the cash commissions have been recorded as deferred financing costs. The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs are being amortized to interest expense over the original term of the 2008 Secured Promissory Notes in accordance with EITF 00-27, paragraph 19.

On the original maturity date, September 15, 2008, one note for $100,000 was settled in full and the Company negotiated monthly extensions of one to three months on the remaining notes. As a result of this negotiation, in consideration for each month’s extensions, QuantRx will grant an aggregate of 22,500 shares of common stock and warrants to purchase 22,500 shares of common stock with a five year term for $0.85. At September 15, 2008, QuantRx granted an aggregate of 22,500 shares of common stock (fair value $11,475) and warrants to purchase 22,500 shares of common stock (fair value $9,000) which extended the maturity of the remaining outstanding 2008 Secured Promissory Notes and related accrued interest to October 15, 2008. The consideration for the extension was recognized as prepaid interest and is being amortized over the extension period.

In the aggregate, QuantRx recorded $246,366 and $278,007 in interest expense, including amortization of original issue discount, deferred financing costs and prepaid interest, related to the 2008 Secured Promissory Notes for the three and nine months ended September 30, 2008. See also Note 14, Subsequent Events.

2008 Short-term Unsecured Promissory Notes Payable

In August 2008, the Company completed a private placement to certain accredited investors through the issuance of 8% promissory notes (the “2008 Promissory Notes”). In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $1,000,000, and an aggregate of 250,000 shares of common stock and warrants with a five-year term to purchase 250,000 shares of common stock at a per share exercise price of $0.85. The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise. The 2008 Promissory Notes are due on October 31, 2008, along with all accrued and unpaid interest. QuantRx used the net proceeds from the offering for product development, working capital and general corporate purposes.

 The net cash proceeds from the 2008 Promissory Notes were $942,500. QuantRx allocated $132,827 and $108,159 of the principal amount of $1,000,000 to the common stock and warrants as original issue discount, which represented the relative fair values of each at the date of issuance.

In association with the issuance of the 2008 Promissory Notes, QuantRx incurred cash commissions and legal fees of $57,500, which were recorded as deferred financing costs.

The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs are being amortized to interest expense over the term of the 2008 Promissory Notes in accordance with EITF 00-27, paragraph 19. QuantRx recorded $178,958 in interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Promissory Notes for the three and nine months ended September 30, 2008.

10.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had no issued and outstanding preferred stock at September 30, 2008 or December 31, 2007.

11.	Common Stock, Options and Warrants

On September 15, 2008, the Company negotiated extensions on certain of the 2008 Secured Promissory Notes. In consideration for the first month’s extensions, QuantRx granted an aggregate of 22,500 shares of common stock (fair value $11,475) and 22,500 warrants to purchase common stock with a five year term for $0.85 (fair value $9,000).

In August 2008, QuantRx completed a private placement of 8% promissory notes, common stock, and warrants to purchase shares of QuantRx’s common stock. In connection with the private placement, QuantRx issued 250,000 shares of common stock (with a relative fair value of $132,827) and warrants with a five-year term to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $0.85 (with a relative fair value of $108,159). The notes, common stock and warrants were offered only to certain private accredited investors.

On August 18, 2008, the Company issued a warrant in consideration of a three month consulting and investor relations services agreement. The warrant has a term of five years and represents the right to purchase 40,000 shares of common stock at an exercise price of $1.25. The fair value of this warrant was calculated to be $22,400 and will be expensed over the term of the agreement.

In the second and third quarters of 2008, QuantRx conducted a private placement of 8% promissory notes, common stock and warrants to purchase shares of QuantRx’s common stock. In connection with the private placement, QuantRx issued 137,500 shares of common stock (with a relative fair value of $79,806) along with warrants with a five-year term to purchase 137,500 shares of QuantRx’s common stock at an exercise price of $0.85 (with a relative fair value of $58,050). The notes, common stock and warrants were offered only to certain private accredited investors. At the commencement of the financing, in June 2008, QuantRx issued warrants for services to purchase 100,000 shares of common stock at $0.85 per share valued at $64,000.

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

In April 2008, the Company issued common stock warrants with a five year term in consideration of a financial advisory and investor relations consulting services agreement. The warrant represents the right to purchase 200,000 shares of common stock at an exercise price of $0.89 and vests ratably each month over a one year term. The fair value of the warrant was calculated to be $148,000 on grant date, and shall be remeasured during the vesting term as required. Consulting expense related to the issuance of these warrants was $10,750 and $35,750 for the three and nine months ended September 30, 2008.

In April 2008, the Company issued common stock warrants with a five year term to purchase 25,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics. The fair value of these warrants was calculated to be $16,250, and will be expensed over a one year term. Consulting expense related to the issuance of these warrants was $4,096 and $7,480 for the three and nine months ended September 30, 2008.

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

On April 16, 2007, the Company issued a warrant in consideration of a financial advisory and investor relations consulting services agreement with an initial one year term. The original agreement was modified June 20, 2007. The original warrant had a term of five years and represented the right to purchase 350,000 shares of common stock at an exercise price of $1.35 and vested ratably each month over the initial one year term. The fair value of the original warrant was calculated to be $420,000. On June 20, 2007, the agreement was modified and the original warrant was cancelled. The warrant issued upon modification of the agreement has the same terms as the originally issued warrant other than it represents the right to purchase 150,000 shares of common stock at an exercise price of $0.95, which was the closing price on the modification date. The fair value of the modified warrant was calculated to be $126,000 on the modification date, and was remeasured during the vesting term as required. The final remeasurement of the fair value of these warrants on April 15, 2008 resulted in a reduction to previously recorded consulting expense of $14,875 in the second quarter of 2008. Consulting expense related to these warrants was $0 and $5,437 for the three and nine months ended September 30, 2008.

On April 16, 2007, the Company issued common stock warrants with a five year term to purchase 50,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics. The fair value of these warrants was calculated to be $60,000, and was expensed over the initial year of the agreement. QuantRx recorded $0 and $17,377 in consulting expense related to these warrants in the three and nine months ended September 30, 2008, and $15,082 and $27,451 in the three and nine months ended September 30, 2007.

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

2007 Incentive and Non-Qualified Stock Option Plan

Pursuant to SFAS 123(R), the fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. Total compensation cost related to QuantRx’s employee options was $201,917 and $32,513 for the three months ended September 30, 2008 and 2007, respectively, and $561,029 and $97,540 for the nine months ended September 30, 2008 and 2007, respectively. Compensation cost related to QuantRx’s non-employee options was $833 and $7,000 for the three and nine months ended September 30, 2008. No options were granted in the nine months ended September 30, 2007.

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

In August 2008, in connection with a debt financing, QuantRx incurred cash commissions of $50,000 to Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. These commissions are outstanding as of September 30, 2008.

On June 16, 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $64,000 to purchase an aggregate of 100,000 shares of common stock at $0.85 per share to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $55,000 are due to Burnham Hill Partners for its role as placement agent in the transaction as of September 30, 2008.

In the first quarter of 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $55,750 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 are due to Burnham Hill Partners for its role as placement agent in the transaction as of September 30, 2008.

An executive officer of our majority-owned subsidiary, who is also a beneficial owner of approximately 25% of the subsidiary’s outstanding shares, was due $20,000 for licensing fees related to patent license agreements, $84,037 for advances to fund general operating expenses and $97,500 for accrued payroll as of September 30, 2008, of which $104,037 was included in accounts payable and $97,500 was included in accrued expenses. At December 31, 2007, $20,155 was included in accounts payable, of which $20,000 related to licensing fees.

In October 2007, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $65,000 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 were incurred for Burnham Hill Partners for its role as placement agent in the transaction, of which $50,000 was paid in the third quarter of 2008, and $20,000 remains outstanding as of September 30, 2008.

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

A member of the Company’s board of directors served as a consultant to the Company on various business, strategic, and technical issues. Fees paid and expensed for these services by the Company during the nine months ended September 30, 2008 were $20,000 and the three and nine months ended September 30, 2007 were $12,000 and $36,000, respectively.

13.	Commitments and Contingencies

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011. Some of these leases contain cancellation clauses, subject to a termination fee, and include allocations for common expenses subject to future adjustment. Rent expense related to operating leases was approximately $30,689 and $90,689 for the three and nine months ended September 30, 2008, and $29,945 and $89,039 for the three and nine months ended September 30, 2007, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of September 30, 2008 are estimated as follows:

Remainder of 2008	$31,356
2009	101,563
2010	57,240
2011	43,875
Total minimum payments	$234,034

In February 2007, the Company began subleasing research and development lab space under the noncancellable operating leases. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sublease income was $5,786 and $17,746 for the three and nine months ended September 30, 2008 and $6,224 and $14,509 for the three and nine months ended September 30, 2007, respectively, and is recorded in other income.

Executive Employment Contracts

The Company has an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At September 30, 2008, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

14.	Subsequent Events

2008 Senior Secured Convertible Notes

In the fourth quarter of 2008, the holder of aggregate principal $2,004,069 Senior Secured Convertible Notes agreed to extend the maturity date from January 23, 2009 to July 31, 2009, and invested an additional $200,000 in a note with substantially the same terms as the original Senior Secured Convertible Notes. In connection with this note, the holder was issued 50,000 warrants (fair value $40,000) with a term of five years and an exercise price of $0.55. Additionally, in connection with the issuance, the exercise price on 437,500 previously issued warrants was revised from $1.25 to $0.55, and 375,000 previously issued warrants was revised to $0.75 to $0.55.

2008 Secured Promissory Notes

QuantRx executed an extension with a holder of a $100,000 2008 Secured Promissory Note as of October 15, 2008, extending the maturity date to September 15, 2009. In consideration for this extension, QuantRx granted 75,000 shares of common stock with a fair value of $22,500, which will be expensed over the term of the extension.

On October 15, 2008, QuantRx executed the second stage of a three month extension of 2008 Secured Promissory Notes with an aggregate principal of $150,000. In consideration for this stage, QuantRx granted an aggregate of 7,500 shares of common stock (fair value $2,250) and warrants to purchase 7,500 shares of common stock (fair value $1,650) with a five year term for $0.85; the fair values of which will be expensed over the term of these extensions. The third stage of these extensions will extend maturities through December 15, 2008.

QuantRx executed an extension with a holder of a $200,000 2008 Secured Promissory Note as of October 15, 2008, extending the maturity dates as follows: $50,000 and related accrued interest due October 31, 2008; $50,000 and related accrued interest due November 30, 2008; $100,000 and related accrued interest due December 31, 2008. In consideration for this extension, QuantRx granted 20,000 shares of common stock (fair value $6,000) and warrants to purchase 20,000 shares of common stock (fair value $4,400) with a five year term for $0.85; the fair values of which will be expensed over the term of the extension.

2008 Promissory Notes

As of October 31, 2008, QuantRx settled a $500,000 2008 Promissory Note with the issuance of a $607,890 8% unsecured promissory note which included additional principal of $100,000 and accrued interest of $7,890. The maturity date is April 30, 2009. In connection with the issuance of this note, QuantRx granted 200,000 shares of common stock with a fair value of $80,000, which will be expensed over the term of the extension.

QuantRx executed an extension with a holder of a $500,000 2008 Promissory Note as of October 31, 2008, extending the maturity date to January 31, 2009. In consideration for this extension, QuantRx granted 200,000 shares of common stock with a fair value of $80,000 and revised the interest rate on the original 8% note to 10% effective as of the origination date. The fair value of common stock granted in connection with this extension will be expensed over the term of the extension.

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

Consolidated Results of Operations

Net operating revenues for the three months ended September 30, 2008 and 2007 were $216,526 and $85,518, respectively. Net operating revenues for the nine months ended September 30, 2008 and 2007 were $469,786 and $256,169, respectively. The increase in revenues of $131,008 and $213,617 for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 is primarily due to increased revenues related to short-term research and development agreements.

Sales and marketing expense for the three months ended September 30, 2008 and 2007 was $1,818 and $78,243, respectively, and for the nine months ended September 30, 2008 and 2007, was $94,394 and $173,524, respectively. The decrease of $76,425 and $79,130 for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 primarily relates to reduced personnel and sales and marketing expenditures.

General and administrative expense for the three months ended September 30, 2008 and 2007 was $814,434 and $534,658 respectively, and for the nine months ended September 30, 2008 and 2007, was $2,299,763 and $1,635,186, respectively. The increase of $279,776 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 reflects an increase in personnel related expenses of $301,541, primarily due to increased stock based compensation expenses; partially offset by reduced travel related expenses. The increase of $664,577 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 reflects an increase in personnel related expenses of $735,101, primarily due to increased stock based compensation costs and the inclusion of our subsidiary’s personnel costs, offset by the absence of a minimum royalty payment of $50,000 related to a licensing agreement and reduced travel related expenses.

Professional fees for the three months ended September 30, 2008 and 2007, were $260,258 and $330,259, respectively, and for the nine months ended September 30, 2008 and 2007, were $818,984 and $1,585,255, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease of $70,001 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is primarily attributed to a decrease in consulting fees related to financial advisory and investor relations services. The decrease of $766,271 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily attributed to a decrease in legal and consulting fees related to financial, technical and investor relations services.

Research and development expense for the three months ended September 30, 2008 and 2007, was $508,815 and $462,740, respectively, and for the nine months ended September 30, 2008 and 2007, was $1,738,304 and $1,464,873, respectively. The increase of $273,431 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is attributed to subsidiary research and development expenses included as of April 1, 2007, the effective date of the consolidation.

The Company’s net loss for the three months ended September 30, 2008 and 2007 was $2,067,331 and $1,327,357, respectively, and for the nine months ended September 30, 2008 and 2007, was $6,226,059 and $4,797,193, respectively. The increase in net loss of $739,974 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is primarily due to an increase in interest expense (see Note 9 to the financial statements), including amortization of debt discount and deferred finance costs of $717,637. The increase in net loss of $1,428,866 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily due to an increase in interest expense, including amortization of debt discount and deferred finance costs of $1,242,360 and a $439,445 loss on extinguishment of convertible notes in the first quarter of 2008, offset by the absence of a bad debt expense of $214,000 in the second quarter of 2008, as well as all the factors previously discussed.

Liquidity and Capital Resources

As of September 30, 2008, QuantRx had cash and cash equivalents of $253,738, as compared to cash and cash equivalents of $213,332 as of December 31, 2007. The net decrease in cash of $40,406 for the nine months ended September 30, 2008, is primarily attributed to net cash used for operating activities of $2,437,061, offset by $992,500 in net proceeds from the issuance of 10% senior secured convertible notes in the first quarter of 2008, proceeds of $550,000 from the issuance of 8% senior secured promissory notes and net proceeds of $942,500 from the issuance of 8% promissory notes (see Note 9 to the financial statements), and proceeds of $169,189 from the exercise of common stock warrants. QuantRx has used its financing proceeds as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

The Company has not generated sufficient revenues from operations to meet its operating expenses. For this reason, the Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

The Company is currently negotiating additional funding, and has been successful obtaining funding in the past; however, it is not known whether the Company will be successful in its current funding efforts due in part to current external market conditions. Additionally, the Company is limited in its ability to issue additional debt instruments, due to certain limitations contained in the senior secured convertible notes and related agreements.

While the Company believes that it will be able to obtain future financing on acceptable terms, if it is not successful in obtaining debt or equity financing, or if the Company is not permitted to obtain such financing by the terms of its existing agreements and financial instruments, the Company would need to expend significant efforts to find other short- and long-term sources of capital to meet its ongoing operating and business expenses. The Company is also focusing on opportunities to increase net sales while seeking to manage operating expenses in an attempt to preserve as much as practical its available cash resources. If the Company is unable to raise sufficient long-term or short-term capital resources on acceptable terms, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

The Company believes that the successful growth and operation of its business is dependent upon its ability to do any or all of the following:

•	obtain adequate sources of debt or equity financing to pay operating expenses and fund long-term business operations;

•	manage or control working capital requirements by reducing operating expenses;

•	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products; and

•
seek potential acquisitions that could be expected to generate positive cash flow for the Company upon acquisition, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

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

ITEM 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2008.

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

ITEM 2. Unregistered Sales of Equity Securities, and Use of Proceeds

On August 18, 2008, the Company issued a warrant in consideration of a three month consulting and investor relations services agreement. The warrant has a term of five years and represents the right to purchase 40,000 shares of common stock at an exercise price of $1.25.

In August 2008, the Company completed a private placement of 8% promissory notes, common stock, and warrants to purchase shares of QuantRx’s common stock. In connection with the private placement, QuantRx issued 250,000 shares of common stock and warrants with a five-year term to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $0.85.

On September 15, 2008, the Company negotiated extensions on certain of the 2008 Secured Promissory Notes. In consideration for the first month’s extensions, QuantRx granted an aggregate of 22,500 shares of common stock and 22,500 warrants to purchase common stock with a five year term for $0.85.

At September 30, 2008 the Company issued a 10% senior secured convertible note in the amount of $49,272 pursuant to one holder’s election to receive quarterly interest in the form of a paid-in-kind note. The note is currently convertible into 98,543 shares of common stock.

On October 15, 2008, the Company issued an aggregate of 7,500 shares of common stock and warrants to purchase 7,500 shares of common stock with a five year term for $0.85 pursuant to certain note extensions. See Note 14, Subsequent Events.

On October 15, 2008, the Company issued 75,000 shares of common stock pursuant to an extension on an outstanding note. See Note 14, Subsequent Events.

On October 15, 2008, the Company issued 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock with a five year term for $0.85 pursuant to an extension on an outstanding note. See Note 14, Subsequent Events.

On October 31, 2008, the Company issued 200,000 shares of common stock in connection with the issuance of a promissory note. See Note 14, Subsequent Events.

On October 31, 2008, the Company issued 200,000 shares of common stock pursuant to an extension on an outstanding note. See Note 14, Subsequent Events.

In the fourth quarter of 2008, the Company issued 50,000 warrants with a term of five years and an exercise price of $0.55 in connection with the issuance of a senior secured convertible note. See Note 14, Subsequent Events.

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

ITEM 3. Defaults on Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit	Description
4.1	Form of Promissory Bridge Note, dated August 2008 and maturing October 31, 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.1 filed with Form 8-K on August 27, 2008).

4.2
Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated August 2008, issued by QuantRx in favor of lender. (incorporated by reference to Exhibit 4.2 filed with Form 8-K on August 27, 2008).

10.1	Form of Letter Loan Agreement, dated August 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 27, 2008).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

QuantRx Biomedical Corporation

Date: November 14, 2008	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO

Date: November 14, 2008	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance