Form 10KSB/A
period 2007-12-31
QUANTRX BIOMEDICAL CORP
filed 2008-12-18
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
Amendment No. 1 to Form 10-KSB

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

Common Stock, $0.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

State issuer’s revenues for its most recent fiscal year: $747,119

At March 17, 2008 the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $28,683,303 based upon the closing price of $0.82 reported for such date.

The number of shares outstanding of the issuer’s common stock as of March 17, 2008 was 41,699,681.

Transitional Small Business Disclosure Form (Check one):  Yes☐ No ☒

Explanatory Note:

This Amendment No. 1 to the Company’s Form 10-KSB filed on March 31, 2008 for the year ended December 31, 2007 is being filed to revise certain language contained in the certifications attached as Exhibits 31.1 and 31.2 to the original Form 10-KSB.  This Amendment No. 1 contains only the exhibits to the original Form 10-KSB that are being amended. The exhibits to the Form 10-KSB as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

Item 13. Exhibits

The following exhibits are filed as part of this amended annual report:

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

QuantRx Biomedical Corporation

Date: December 18, 2008	By:	/s/ Walter W. Witoshkin
Walter W. Witoshkin, Chairman & CEO

Date: December 18, 2008	By:	/s/ Sasha Afanassiev
Sasha Afanassiev, CFO, Treasurer & VP of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: December 18, 2008	By:	/s/ Walter W. Witoshkin
Walter W. Witoshkin, Director

Date: December 18, 2008	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: December 18, 2008	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director