Form 10-Q/A
period 2008-03-31
QUANTRX BIOMEDICAL CORP
filed 2008-12-18
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
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

Explanatory Note:

This Amendment No. 1 to the Company’s Form 10-Q filed on May 15, 2008 for the quarter ended March 31, 2008 is being filed to revise certain language contained in the certifications attached as Exhibits 31.1 and 31.2 to the original Form 10-Q.  This Amendment No. 1 contains only the exhibits to the original Form 10-Q that are being amended. The exhibits to the Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 6.            Exhibits

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

QuantRx Biomedical Corporation

Date: December 18, 2008	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO

Date: December 18, 2008	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance