Form 10-Q/A
period 2008-09-30
QUANTRX BIOMEDICAL CORP
filed 2008-12-19
CIK 820608

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

Explanatory Note:

This Amendment No. 1 to the Company’s Form 10-Q filed on November 14, 2008 for the nine months ended September 30, 2008 is being filed to revise certain language contained in the certifications attached as Exhibits 31.1 and 31.2 to the original Form 10-Q.  This Amendment No. 1 contains only the exhibits to the original Form 10-Q that are being amended. The exhibits to the Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

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