Form 10-K
period 2008-12-31
QUANTRX BIOMEDICAL CORP
filed 2009-04-15
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-17119

QUANTRX BIOMEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0202574 (IRS Employer Identification No.)

100 South Main Street, Suite 300, Doylestown, Pennsylvania 18901
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (267) 880-1595

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒.

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2008): $26,139,639

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 2009: 43,067,630 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES”, “BELIEVES”, “EXPECTS”, “INTENDS”, “FORECASTS”, “PLANS”, “FUTURE”, “STRATEGY”, OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” ON PAGE SEVEN HEREOF. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

PART I

As used in this annual report on Form 10-K, “we,” “us,” “our,” “QuantRx” and “Company” refer to QuantRx Biomedical Corporation and its subsidiary, unless the context otherwise requires.

ITEM 1. Business.

Overview

QuantRx Biomedical Corporation is a broad-based diagnostics company focused on the development and commercialization of innovative point-of-care diagnostic products based on its patented technology platforms for the worldwide healthcare industry. The Company’s strategy is to commercialize its products through partners or distributors, maintaining full control over the regulatory processes, limiting manufacturing to critical technology and contracting the high volume manufacturing to third party partners.

QuantRx was incorporated December 5, 1986 under the laws of the state of Nevada. In April 2007, QuantRx increased its ownership in FluoroPharma, Inc., a development-stage molecular imaging company, to 57.78% of outstanding capital stock, resulting in its consolidation effective April 1, 2007. The investment in FluoroPharma is intended to strategically expand QuantRx’s diagnostic platforms.

Our Business

The Company’s technologies and investments target significant market opportunities through the following platforms:

Lateral Flow Diagnostics

•
RapidSense® point-of-care testing products based on QuantRx core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets. QuantRx is also developing a unique, quantitative, point-of-care optical reader for use with RapidSense to provide economical and efficient results.

PAD/Health and Wellness

•
PAD products based on QuantRx technology for aiding the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs, including diagnostic sampling products which enable self collection and worldwide transport.

Molecular Imaging (through FluoroPharma)

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

Diagnostic and therapeutic products constitute the core of the QuantRx short-term product development focus and should provide near-term revenue opportunities beginning in 2009. Molecular imaging agents constitute long-term revenue opportunities either through commercialization or through investment by a strategic partner.

These healthcare technologies are in different stages of development ranging from commercialization to proof of concept. The Company plans to bring all products to commercialization when economically feasible with manufacturing control maintained by QuantRx and sales and marketing managed through distributors, OEM, or strategic partners where appropriate. When not economically feasible, the Company will pursue investment from strategic partners. The Company’s goal is to maintain cost and technical leadership through the entire process, when applicable.

Product and Product Candidates

QuantRx operates under a two-fold product development strategy: (1) Maximization of the value of internally developed products that are market-ready for near-term distribution, and (2) Aggressive development of technology platforms for products that QuantRx believes will address medical diagnostic and treatment issues into the future.

In order to capitalize on short-term revenue opportunities, QuantRx – in introducing its lateral flow diagnostic devices, PAD product lines and other products – looks to align itself with experienced marketing partners that have established distribution channels. QuantRx teams with a manufacturing partner in Asia, as well as niche United States manufacturers, in order to bring products to market in an efficient manner while controlling product quality.

FluoroPharma, Inc., a private company in which QuantRx has a majority ownership interest, is engaged in clinical trials in the development of next-generation imaging agents for PET diagnostics with initial indications for cardiovascular disease. Genomics USA, Inc., another company in which QuantRx has invested, is working toward completion of its HLA – human leukocyte antigen – chip technology for vaccine validity testing and initiation of field tests with the United States Department of Homeland Security.

The QuantRx internal development efforts are in parallel with the Company’s investigation of technologies and products for acquisition or licensing to help the Company expand and enhance its current platforms and succeed in its mission to be a market leader in medical diagnostic platforms and products for professionals, industry and consumers.

Lateral Flow Diagnostics

QuantRx has developed a patented RapidSense technology – a one-step lateral flow test with unique features such as: positive read indication for drugs-of-abuse, improved sensitivity, and the ability to read both large and small molecules. The rapid, disposable, and point-of-care diagnostic technology is ideal for collection of either urine or oral fluids. QuantRx also has patented an innovative oral fluid collection device specifically designed for its RapidSense technology. This distinctive collection device has applications in the growing market of oral sample collections for issues ranging from drug-abuse testing, gathering biological evidence for criminal investigation, and screening for numerous communicable diseases including HIV/AIDS and other STDs.

The QuantRx device incorporates a removable barrier that prevents test chemicals from washing into the oral cavity during the collection process, and allows the controlled start of the test or tests within the device. Because the QuantRx device is designed for either single or multiple tests using the same sample, it is ideal for emerging drugs-of-abuse analyses and testing for a range of communicable diseases. The patented technology has a feature that provides a more secure "chain of custody" system, helping to ensure the identity and integrity of a specimen from collection through the reporting of test results.

In late 2008, the Company commenced joint development of a unique, quantitative, point-of-care optical reader to be used with its RapidSense technology. This technology, when coupled with RapidSense, would allow for the transfer of key laboratory tests to be performed at the point-of-care and would provide economical and efficient laboratory quality results.

In October 2007, the United States Food and Drug Administration (FDA) granted QuantRx 510(k) clearance on its Follicle Stimulating Hormone (FSH) lateral flow immunoassay test for FSH at 10ng/ml. This female fertility test is a one-step lateral flow device that determines ovarian reserve indirectly by measuring FSH in first morning urine. The Company has licensed this technology for the OTC market and anticipates the commencement of royalties in the second quarter of 2009. The Company is currently exploring the feasibility of developing a male fertility test.

In 2008, QuantRx filed four 510(k) applications with the FDA for its RapidSense urine based drugs-of-abuse test product line and to date, has received clearance on three of these applications. QuantRx has numerous additional RapidSense-based products in the 510(k) pipeline, and anticipates additional 510(k) applications as funding provides. With the validation of the technology, QuantRx is exploring the economic viability of developing additional tests for drugs-of-abuse, as well as tests for infectious disease and cardiac markers.  The clearance on urine-based tests also sets the stage for development of saliva based tests.

The technology has numerous potential applications. For this reason, QuantRx is pursuing collaborative research and development and original equipment manufacturer (OEM) relationships with companies and organizations interested in exploring new and existing analytes to drive the development of new products for the diagnostic marketplace to advance healthcare worldwide.

In the fourth quarter of 2007, QuantRx introduced its QuikSense® drugs-of-abuse product line in the United States and European markets. This OEM product line was intended to develop distribution channels to stage the introduction of its RapidSense line. The Company did not have the resources to penetrate the market with the generic QuikSense product line and are now focusing on introducing products based on QuantRx’s unique technology through strategic partners and third party distributors.  QuantRx is also developing rapid test POC products in oral care for ALT BioScience. This development agreement grants certain rights related to manufacturing upon successful development and commercialization of the products, which is expected to commence in late 2009.

PADs for Diagnosis and Treatment

The miniform PAD is a QuantRx patented technology that provides the basis for a line of products that address an array of consumer health issues including: temporary relief of hemorrhoid and minor vaginal infection itch and discomfort, feminine urinary incontinence, drug delivery, and medical sample collection and transport for diagnostic testing.

The QuantRx PAD products for the consumer markets are FDA Class I OTC devices, and are easy to use, non-invasive, fully biodegradable, highly absorbent pads. Additionally, the technology allows for the PAD to be used as a sample collection device for diagnostic purposes, or to provide local or systemic therapy.

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

Although significant improvements have been made in the area of Pap test sample reading and sample preparation, clinical indications support broad testing for HPV will have a greater impact in lowering the incidence of cervical cancer.  The Company believes the PADKit will provide a superior and more consistent sample, as well as a simpler, more comfortable and convenient procedure for HPV testing.  The Company further hopes to demonstrate viability of the PADKit as the basis of various other diagnostic and screening tests.  The Company has formed a strategic alliance with CytoCore, Inc. to target the Pap testing market using this technology.

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

Unique® Miniforms

The Company's Unique miniform is a safe, convenient, and flushable technology for the underserved OTC hemorrhoid and feminine urinary incontinence markets.  The disposable miniform pads contain no adhesives and require no insertion, and it is small enough to fit in the palm of a hand.

The Unique miniform is available as a treated pad for the temporary relief of the itch and discomfort associated with hemorrhoids and minor vaginal infection, and as an untreated pad, for the daily protection of light urinary or anal leakage.

While QuantRx initiated a limited web-based domestic roll-out of the Unique miniform in late 2007, it is in search of a strategic partnership(s) to expand the retail availability of the product across the United States and internationally.

QuantRx has significant experience manufacturing its miniform and a clear understanding of its costs.  The Company currently has contracted with a firm based in Taiwan to manufacture its pads.  The miniform technology is protected by numerous patents covering various applications, the manufacturing process, and certain materials.

Molecular Diagnostic Imaging

The Company, through FluoroPharma, is developing proprietary diagnostic imaging products, with initial focus on the development of novel PET imaging agents for efficient detection and assessment of acute and chronic forms of Coronary Artery Disease (CAD). To date, the technology has been applied to the development of three cardiovascular imaging agents – CardioPET, BFPET, and VasoPET. The agents rapidly target either the myocardial cells within the heart or the vulnerable plaque within the coronary arteries and, combined with PET scanning, provide a non-invasive, highly specific, and efficient assessment of heart metabolism and physiology. Future applications exist in the broader cardiovascular, oncology, and neurology arenas.

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

Following the filing of an Investigational New Drug (IND) application with the FDA, a Phase I clinical trial for CardioPET was successfully completed in the first quarter of 2008. The Phase I trial was a single center, open label study, designed to evaluate safety, distribution, and dosimetry of CardioPET as a PET tracer for myocardial imaging in healthy subjects and in patients with CAD. The Company commenced a limited Phase II study in early 2008 focused on evaluation of cardiac ischemia in subjects with chronic and acute forms of CAD.

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

Following the filing of an IND application with the FDA, a Phase I clinical trial for BFPET begun in the first quarter of 2008, was successfully completed in the third quarter of 2008. The Phase I trial was designed to evaluate safety, distribution and dosimetry of BFPET in 12 healthy subjects following a single dose injection at rest.

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

FluoroPharma has completed the studies necessary for the filing of an IND for the atherosclerotic plaque imaging agent, VasoPET. Single-dose preclinical toxicology studies revealed no untoward affects of the compound when it was administered in doses up to one million times the anticipated clinical dose. The Company has submitted the IND application for BFPET, and following institutional review board (IRB) approval of the proposed studies, commenced Phase I clinical trials to evaluate safety and dosimetry in healthy subjects in the first quarter of 2008.

Each of these products will require significant clinical validation and a lengthy FDA approval process.  While the approval process is not as long for these products as for a true drug, the process will entail several years and a large number of patients. We anticipate that it will be several years before our first New Drug Application (NDA) will be filed with the FDA. The development to commercialization will require significant resources, and the Company is exploring alternative funding options, such as the possibility of investment by third-party investors directly into FluoroPharma.

SNPchip Genome-based Diagnostic Microarray Chips

Genomics USA (GUSA), an affiliate of which QuantRx owns approximately 20% on a fully diluted basis, has developed a proprietary, low cost and accurate microarray technology to support large-scale personalized medicine.  The first GUSA product, in late development, is “The HLA-Chip”, a low cost microarray with customized analytical software for high throughput clinical genetics and public health testing. The HLA-Chip is being developed to become the replacement for all DNA based Human Lymphocyte Antigen (HLA) testing in solid organ and stem cell transplantation.

The test array resides on a one-square-centimeter silicon chip that contains thousands of DNA probes that identify specific human gene sequences of diagnostic interest. The current competitive technologies require dispensing of a 10-fold excess of DNA, over that required to actually cover the microarray surface. In GUSA’s technology, the adsorptive self assembly is nearly quantitative, requiring no more that a one fold excess of applied material.

Since the ability of an individual to respond to a particular drug or vaccine is essentially determined by his/her immune response - determined by the HLA type- a key application for this HLA-based technology will be related to vaccine development and personalized vaccine delivery; assuring a vaccine’s effectiveness for a particular individual. Other uses for a defined HLA type will include tissue transplantation, population scale testing for viral diseases, personalized treatment of microbial infection, and personalized treatment for autoimmune diseases such as arthritis and multiple sclerosis.

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

Development of this critical HLA determinate test has been primarily funded by a Defense Advanced Research Projects Agency (DARPA) sponsored Small Business Innovation Research (SBIR) grant of approximately $3 million, with the focus being to provide the military with information necessary to determine who would benefit from various vaccines in the event of a biowarfare release. A prototype of this test is anticipated in the fourth quarter of 2009.

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

Intellectual Property Rights and Patents

The Company's technology portfolio, with more than three dozen patents, patents pending and licensed patents, includes: (1) RapidSense point-of-care diagnostic products based on QuantRx core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets; (2) PAD technology for diagnosis and treatment of women's health concerns and other medical needs; (3) through FluoroPharma, molecular imaging agents for positron emission tomography (PET) and fluorescence imaging, with initial application in cardiovascular disease, addressing significant unmet medical needs by providing clinicians with important tools for early discovery and assessment; and (4) through our affiliate, GUSA, genome-based diagnostic chips for the laboratory and healthcare professional markets.

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

QuantRx and its subsidiary have 14 patents issued, 11 patents pending, and 13 licensed patents and patents pending.  Our issued patents expire between 2010 and 2027; however, QuantRx may obtain continuations which would extend the expirations dates of our issued patents.

•	12 related to Point-of-Care Diagnostics technology

•	15 related to PAD technology

•	11 related to Molecular Imaging technology

QuantRx also holds numerous United States trademarks, including QuantRx, PADkit, RapidSense and Unique.

Licensing, Distribution and Development Agreements

In 2007 QuantRx entered into two development agreements to develop rapid test point-of-care products in oral care for ALT BioScience (ALT), and an at-home diagnostic test jointly with Church & Dwight Co., Inc.

The ALT agreement, and subsequent renewals, commenced March 2007 and stipulated an up front fee, recognized over the initial five month term, and monthly fees. Currently, the agreement is on a month-to-month basis, subject to termination with 45 days notice. The agreement grants QuantRx certain manufacturing rights for the developed products, which shall be negotiated in good faith in a separate manufacturing agreement upon the completion of design and verification testing. These manufacturing rights will survive any potential termination of the development agreement.

The Church & Dwight agreement was accounted for using the Performance Method – Expected Revenue. The agreement included an up front payment which was recognized fully in 2007, and stipulated milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, QuantRx entered into a Technology License Agreement with Church & Dwight Co., Inc.  Under the terms of the agreement, Church & Dwight acquired exclusive world-wide rights to use certain QuantRx technology related to the jointly developed test. Under the ten-year agreement, QuantRx will receive royalties on net sales of the product beginning in 2009.

On May 19, 2008, QuantRx and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specifies monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  The expected development period of the agreement is estimated as 18 months.

The Company had a licensing agreement with Branan Medical Corporation to license its use of the RapidSense technology in connection with the oral screening of drugs-of-abuse. In early 2008, QuantRx and Branan terminated their license agreement.

In 2006, QuantRx and Synova Healthcare, Inc. entered into a distribution agreement pursuant to which Synova would act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement. In December 2007, in accordance with the terms of the distribution agreement, QuantRx delivered notice of termination of the agreement.

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

The U.S. regulatory scheme for the development and commercialization of new pharmaceutical products, which includes our targeted molecular imaging agents, can be divided into three distinct phases: an investigational phase including both preclinical and clinical investigations leading up to the submission of an NDA; a period of FDA review culminating in the approval or refusal to approve the NDA; and the post-marketing period.

All of our OTC products derived from the Miniform technology, including Unique, are currently classified as Class I – exempt devices, requiring written notification to the FDA before marketing. The Company’s RapidSense product candidates generally require validation and notification to the FDA under Section 510(k) prior to commercialization. The Company does not currently market any product that requires full clinical validation as a Class III product under FDA regulations.

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

The Company’s Portland, Oregon, facility is in compliance with current FDA requirements.

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

Research and Development Activities

We spent the following amounts on research and development activities during the years ended December 31, 2008 and 2007:

2008: $2,032,677

2007: $2,012,419

We expect that our research and development expenses will continue to increase due to the initiation of numerous clinical trials and the continued development of our product lines.

Employees

As of December 31, 2008, we had 14 full-time employees; 12 of whom were full-time employees of QuantRx and 2 of whom were employees of FluoroPharma, a subsidiary of QuantRx. Our employees are not represented by a labor organization or covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS.

You should consider carefully the following risks, along with other information contained in this Form 10-K.  The risks and uncertainties described below are not the only ones that may affect us.  Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation. If any of the following risks actually occur, our business, results of operations, and financial condition could be adversely affected.

Our ability to operate as a going concern is dependent upon raising adequate financing.

Management believes that given our current cash position, there is substantial doubt about our ability to continue as a going concern. We are actively pursuing various funding options, including equity offerings, debt financing, strategic corporate alliances, and business combinations, to obtain additional financing to continue the development of our products and bring them to commercial markets. We are actively seeking to raise capital, including through the direct investment in our subsidiary, FluoroPharma, by either strategic partners or third party investors. There can be no assurance that we will be successful in our efforts to raise additional capital. Should we be unable to raise adequate financing or generate revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed. Moreover, direct investment in FluoroPharma would dilute our ownership percentage.

We have a history of incurring net losses and we may never become profitable.

For the year ended December 31, 2008, the Company had an accumulated deficit of $45,109,623. Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Since the Company presently has limited sources of revenues and is committed to continuing its research and development activities, we may incur substantial and increasing losses in 2009. We cannot assure you that we will ever become profitable.

We will need to obtain additional funding to support our operations, and we may not be able to obtain such capital on a timely basis or under commercially reasonable terms, if at all.

We expect that our need for additional capital will be substantial and the extent of this need will depend on many factors, some of which are beyond our control, including the successful and continued development of our product candidates; the costs associated with maintaining, protecting and expanding our patent and other intellectual property rights; future payments, if any, received or made under existing or possible future collaborative arrangements; the timing of regulatory approvals needed to market our product candidates; and market acceptance of our products.

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

Our substantial indebtedness could adversely affect our business and financial condition.

We now have, and will continue to have in the foreseeable future, a significant amount of debt. Subject to the terms of the agreements and instruments governing our senior secured convertible notes, our ability to incur additional indebtedness is limited. We have been successful in the past in obtaining waivers permitting us to incur additional debt to meet our operating requirements; however, there is no assurance that we will be successful in the future in obtaining these waivers.

Additionally, all of our outstanding notes are short-term in nature and we have been successful in obtaining extensions for them.  We may not be able to obtain extensions in the future.

Certain of our outstanding notes are secured by our intellectual property and our equity holdings. If we are unable to meet the obligations or acquire extensions for these notes, the holders of the notes could exercise their rights with regards to the security interests.

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

Our success will depend in large part on the ability of the Company and its licensors to (i) maintain license and patent protection with respect to our products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others, and (v) maintain and obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries.

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

The patent positions of biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies’ patents or whether the Company may infringe or be infringing these claims. Patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania, in 3,034 square feet of space occupied under a five year lease that expires on July 31, 2011. This lease contains a termination option after the third year for a fee of $5,000. We also lease 6,310 square feet of commercial space used primarily for research and development at 5920 NE 112th Avenue, Portland, Oregon. This lease expires on September 30, 2011.

We expect that our current facilities will be sufficient for the foreseeable future. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

As of the date hereof, the Company is not a party to or engaged in any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock

Our common stock trades on the OTC Bulletin Board under the symbol “QTXB”. The prices below are based on high and low reported sales prices as reported by the OTC Bulletin Board during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2008
Fourth Quarter	$0.55	$0.20
Third Quarter	$0.80	$0.35
Second Quarter	$0.95	$0.61
First Quarter	$1.11	$0.45

Year ended December 31, 2007
Fourth Quarter	$0.89	$0.43
Third Quarter	$1.20	$0.80
Second Quarter	$1.39	$0.91
First Quarter	$1.60	$1.16

Stockholders

As of March 20, 2009 there were approximately 328 holders of record of our common stock, one of which was Cede & Co., a nominee for the Depository Trust Company or DTC.  Shares of common stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

 Recent Sales of Unregistered Securities

In December 2008, the Company issued 25,000 shares of common stock and warrants to purchase 25,000 shares of common stock with a term of five years and an exercise price of $0.55 in connection with the issuance of 10% senior secured convertible notes in the aggregate amount of $100,000 to certain accredited investors. The notes are convertible into 200,000 shares of common stock, subject to certain restrictions.

On November 15, 2008, the Company issued an aggregate of 7,500 shares of common stock and warrants to purchase 7,500 shares of common stock with a five year term for $0.85 pursuant to certain note extensions with accredited note holders.

In December 2008, 6,250 non-qualified common stock options were granted to a member of the board of directors and issued from the Company’s Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.35, have a term of five years and vested immediately.

At December 31, 2008 the Company issued a 10% senior secured convertible note in the amount of $53,911 pursuant to one holder’s election to receive quarterly interest in the form of a paid-in-kind note. The note is convertible into 107,822 shares of common stock, subject to certain restrictions.

In the first quarter of 2009, the Company issued 81,250 shares of common stock and warrants to purchase 81,250 shares of common stock with a term of five years and an exercise price of $0.55 in connection with the issuance of a 10% senior secured convertible notes in the aggregate amount of $325,000 to certain accredited investors. The notes are convertible into 650,000 shares of common stock, subject to certain restrictions. See Note 17, Subsequent Events.

In the first quarter of 2009, the Company issued warrants to purchase 115,000 shares of common stock with a term of five years and an exercise price of $0.55 in connection with the issuance of certain 8% promissory notes to accredited investors. On April 1, 2009, QuantRx granted warrants to purchase an aggregate of 80,500 shares of common stock with a five year term and an exercise price of $0.55 pursuant to an extension of the due date for these notes. See Note 17, Subsequent Events.

In the first quarter of 2009, the Company issued 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 pursuant to a note extension with an accredited note holder.  See Note 17, Subsequent Events.

In the first quarter of 2009, the Company issued warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 pursuant to a note extension with an accredited note holder.  See Note 17, Subsequent Events.

In the first quarter of 2009, an aggregate of 130,000 qualified common stock options were granted to certain employees and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.31, have a term of five years, and vest monthly over one year.

In the first quarter of 2009, the Company issued warrants to purchase 860,000 shares of common stock with a five year term and an exercise price of $0.31 to certain executives, key employees, and consultants of the Company.

In the second quarter of 2009, the Company issued warrants to purchase an aggregate of 50,000 shares of common stock with a five year term and an exercise price of $0.55 in connection with the issuance of certain 8% promissory notes to accredited investors.  See Note 17, Subsequent Events

There were no additional sales of unregistered securities other than as reported in prior reports on Forms 10-K, 10-Q or 8-K.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering.

Purchases of Equity Securities

During the year ended December 31, 2008, we did not purchase any outstanding shares of our equity securities, nor did any person or entity purchase any outstanding equity securities of the Company on our behalf.

Equity Compensation Plan Information

See Item 12.

ITEM 6. SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in this annual report on Form 10-K.

Our Consolidated Results of Operations

We recognized revenues of $624,495 and $747,119 for the years ended December 31, 2008 and 2007, respectively. Total costs and operating expenses for the years ended December 31, 2008 and 2007 were $6,324,179 and $6,735,285, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues	$624,495	$747,119
General and Administrative	$2,894,432	$2,377,866
Professional Fees	$957,135	$1,881,179
Research and Development	$2,032,677	$2,012,419
Other Expense, net	$2,229,050	$474,227

Revenues decreased by $122,624 from 2007 to 2008 primarily due to the recognition in 2007 of $459,901 in deferred revenue from a cancelled distribution agreement.  This decrease was substantially offset by increased revenues from short-term development agreements of $193,736 and increased licensing revenue of $37,307.

General and administrative expenses include, but are not limited to, payroll and related expenses, rent, office and insurance expenses. The increase of $516,566 in general and administrative expenses from 2007 to 2008 is primarily due to increased personnel expenses of $661,201, primarily related to stock based compensation. This increase was partially offset by the absence of minimum royalty payments and a production line up-front modification fee in 2007 aggregating $100,000.

Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease of $924,044 in professional fees from 2007 to 2008 is primarily attributable to efforts to contain costs, resulting in $538,729 in decreased expenses associated with financial consultants, $185,392 in decreased legal fees, $126,318 in decreased expenses related to investor and public relations consultants, and $51,218 in decreased strategic planning expenses. While we are unable to estimate future costs of this nature with any degree of certainty, we intend to retain a limited number of skilled management to reduce the need for extensive assistance from consultants and accounting professionals.

Research and development expense primarily reflects technical consulting and expenses incurred in connection with the development of our product candidates. The increase of $20,258 from 2007 to 2008 in research and development expenses is primarily due to increased personnel and consulting expenses of $215,486 and patent licensing fees of $85,704.  These increases were substantially offset by decreased clinical trial and related expenses of $104,432, product development costs of $89,754, and materials and supplies of $50,684.

Net loss for 2008 was $7,721,401, an increase of $1,677,064 from the $6,044,337 net loss reported for 2007. The increase in net loss was primarily attributable to an increase in interest expense, including amortization of debt discount and deferred finance costs of $1,724,373 and a $439,445 loss on extinguishment of convertible notes in 2008, offset by the absence of bad debt expense of $214,000 in 2008, as well as all the factors previously discussed.

Liquidity and Capital Resources

At December 31, 2008, the Company had cash and cash equivalents of $66,226 as compared to $213,332 at December 31, 2007.

During the year ended December 31, 2008, we used $2,801,308 of cash for operating activities, as compared to $4,994,726 during the year ended December 31, 2007. The decreased use of cash for operating activities was a result of increased aging of accounts payable, together with reduced expenses, primarily related to professional fees. The Company has also met certain operating expenses with the issuance of common stock, options or warrants, when possible.

Cash used in investing activities during the year ended December 31, 2008 was $178,307 compared to $978,458 during the year ended December 31, 2007. The cash requirement for the investment in FluoroPharma made in 2007 was $1,277,178, which included $250,000 initially invested in the form of a note which was subsequently converted at the acquisition date. Additionally, an investment of $200,000 during 2007 was made in a development stage company to strategically expand our diagnostic platforms by adding new product candidates to our pipeline.

Cash provided by financing activities during the year ended December 31, 2008 was $2,832,509 as compared to $4,929,604 during the year ended December 31, 2007. Cash provided through the exercise of warrants was $169,189 during 2008 and $567,777 during 2007. Cash provided through the issuance of convertible promissory notes was $1,292,500 during 2008 and $1,000,000 during 2007. QuantRx also issued $550,000 in senior secured promissory notes and $1,042,500 in unsecured promissory notes in 2008.  In 2007, the issuance of shares of common stock provided cash of $3,374,996. In 2008, QuantRx repaid $200,000 in senior secured notes.

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

Management believes that given our current cash position, there is substantial doubt about our ability to continue as a going concern. We are actively pursuing various funding options, including equity offerings, debt financing, strategic corporate alliances, and business combinations, to obtain additional financing to continue the development of our products and bring them to commercial markets. We are actively seeking to raise capital, including through the direct investment in our subsidiary, FluoroPharma, by either strategic partners or third party investors. The Company is currently negotiating on several fronts; however, there can be no assurance that we will be successful in our efforts to raise additional capital. Additionally, certain of our debt instruments contain certain covenants which could limit our ability to issue additional debt. Should we be unable to acquire necessary waivers from certain of our existing note holders or raise adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

•
seek potential mergers or acquisitions that could be expected to generate positive cash flow for the Company upon consummation, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

The following table summarizes our material contractual obligations relating to operating lease obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. At December 31, 2008, there were no material capital expenditure commitments.

	Payments due by Period
	Total	Less than 1 year	Years 2 – 3	Years 4 – 5	More than 5 Years
Operating lease obligations	$202,678	$101,563	$101,115	$-	$-

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

The Company accounts for share-based payments granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under EITF 96-18, the Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

In the case of modifications, the Black-Scholes model is used to value the warrant on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification on the date of modification determines the incremental value.  In 2008, QuantRx modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of equity issuances, these warrants were originally accounted for as additional paid-in-capital.  In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values. When modified in connection with a note issuance, QuantRx recognizes the incremental value as a part of the debt discount calculation, using its relative fair value in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.”  When modified in connection with note extensions, the Company recognized the incremental value as prepaid interest, which is expensed over the term of the extension.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us.

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2008 and 2007, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited consolidated balance sheets for the years ended December 31, 2008 and 2007 and audited consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 are included immediately following the signature page to this report, beginning on page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Additionally, the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the Company’s executive officers and directors as of December 31, 2008:

Directors & Executive Officers	Age	Position
Walter W. Witoshkin(1)	64	Chairman & CEO
William H. Fleming, Ph.D.(2)	62	Director, CSO & President of Diagnostics
Sasha Afanassiev	41	CFO, Treasurer & VP of Finance
Dr. Shalom Hirschman(2)	72	Director
Dr. Arthur Hull Hayes, Jr.(1)	75	Director

(1)
Mr. Witoshkin and Dr. Hayes have been elected/ratified to hold office until the next annual meeting of stockholders, or until their successor is duly elected or appointed, unless their office is earlier vacated.

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

William H. Fleming, Ph.D., has served as President of Diagnostics since November 2008, Chief Scientific Officer of QuantRx since July 2005, and as a Director and Secretary of QuantRx since February 1994.  Prior to that, he served as Vice President of Diagnostics from August 1997 through July 2005, and as Acting CEO from 2003 until May 2005. From February 1994 through August 1997, Dr. Fleming served as President and Chief Operating Officer. In addition, he was President, Chief Operating Officer and a Director of ProFem from July 1993 until its merger with QuantRx in June 1994. From April 1992 until July 1993, Dr. Fleming served as an associate with Sovereign Ventures, a healthcare consulting firm; concurrently he served as director of corporate development of Antivirals, Inc., a biotechnology company involved in antisense technology. Dr. Fleming is a director of ERC, a non-profit organization.

Sasha Afanassiev has served as Chief Financial Officer and Vice President of Finance of QuantRx Biomedical Corporation since September 2005, and has also served as Treasurer of the Company since December 2005. Prior to joining QuantRx, Mr. Afanassiev worked in public accounting from 1989 through 2001, where he serviced a widely diversified client base. In 2001 Mr. Afanassiev established a managerial accounting and tax consulting firm as principal and founder. Mr. Afanassiev holds a bachelor’s degree from Temple University’s School of Business and Management and is a licensed Certified Public Accountant in the Commonwealth of Pennsylvania.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during 2008, (1) the Form 4 filed on behalf of Arthur H. Hayes, Jr. to report the grant of 6,250 common stock options was not filed timely.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers of ours.

Involvement in Certain Legal Proceedings

QuantRx is not aware of any events that have occurred during the past five years that are required to be disclosed pursuant to Item 401(F) of Regulation S-K.

Code of Ethics

QuantRx has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. A copy of the Company’s code of ethics may also be obtained by any person without charge by sending a written request addressed to: QuantRx Biomedical Corporation, 100 South Main Street, Suite 300, Doylestown, Pennsylvania 18901.

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

Nominating Committee

The Company’s entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The Board will also evaluate whether the candidate’s skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria, then select nominees that the Board believes best suit the Company’s needs.

The Board will consider qualified candidates suggested by stockholders for director nominations.  Stockholders can suggest qualified candidates for director nominations by writing to the Company’s Corporate Secretary, William Fleming, at 5920 NE 112th Avenue, Portland, Oregon, 97220.  Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration.  The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following Summary Compensation Table sets forth summary information as to compensation received by the Company’s Chief Executive Officer and the two other most highly compensated executive officers of the Company as of December 31, 2008.

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Walter W. Witoshkin, CEO	2008	240,000	-	-	415,692	(1)	-	-	-	655,692
	2007	240,000	75,000	-	153,712	(2)	-	-	-	468,712
Sasha Afanassiev, CFO, Treasurer & VP of Finance	2008	150,000	-	-	94,458		-	-	-	244,458
	2007	150,000	-	-	10,375		-	-	-	160,375
Dr. William Fleming, CSO, President of Diagnostics	2008	140,000	-	-	62,925		-	-	-	202,925
	2007	129,583	-	-	42,175		-	-	-	171,758
Cindy Horton, (3) VP of Diagnostics	2008	116,875	-	-	88,775	(4)	-	-	-	205,650
	2007	150,000	-	-	42,175		-	-	-	192,175

(1)	Includes $16,244 related to the issuance of options from a subsidiary for his directorship.

(2)	Includes $35,383 related to the issuance of options from a subsidiary for his directorship.

(3)	No longer employed effective November 30, 2008 – reported pursuant to Item 402(M)(2)(iii) of Regulation S-K.

(4)	All options related to this compensation were forfeited effective February 28, 2009.

The amounts in the Option Awards column reflect the dollar amount recognized and expensed for financial statement reporting purposes for the years ended December 31, 2008 and 2007, in accordance with SFAS 123(R) of awards of stock options and thus do not represent aggregate fair value of grants. The Company used the Black-Scholes option price calculation to value the options granted in 2008 and 2007 using the following assumptions: risk-free rate of 5.35% and 5.77%; volatility of 1.17 and 1.35; actual term and exercise price of options granted. See Note 15 to the Consolidated Financial Statements for more details on option issuances.

Employment Contracts

We have entered into an employment contract with our Chief Executive Officer that provides for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2008, the future employment contract commitment for such key executive based on stated termination clause was approximately $240,000. All other employees are “at-will” employees and may be terminated at any time by the Company.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Walter W. Witoshkin, CEO & President (1)	1,000,000 250,000 291,667	- - -	- - 58,333	0.50 0.85 0.80	05/03/2015 10/08/2017 02/28/2018
Sasha Afanassiev, CFO, Treasurer & VP of Finance (2)	25,000 75,000 50,000 83,333	- - - -	- - - 16,667	1.60 1.15 0.85 0.80	04/03/2016 07/25/2016 10/08/2017 02/28/2018
Dr. William Fleming, CSO, President of Diagnostics	- 50,000	- -	100,000 -	1.60 0.85	04/03/2016 10/08/2017
Cindy Horton, VP of Diagnostics (4)	50,000 37,500	- -	- -	0.85 0.80	10/08/2017 02/28/2018

(1)
Options granted 05/03/2005, which expire 05/03/2015 vested as follows; 333,000 shares vested on May 3, 2005 and the remaining options continued to vest with respect to 18,527 shares each monthly anniversary thereafter until fully-vested. Options granted 10/08/2007 which expire 10/08/2017 vested monthly over one year. Options granted 02/29/08 which expire 02/28/2018 vest monthly over one year.

(2)
Options granted 04/03/2006 which expire 04/03/2016 vested immediately. Options granted 07/25/2006 which expire 07/25/2016 vested January 1, 2007. Options granted 10/08/2007 which expire 10/08/2017 vested monthly over one year. Options granted 02/29/08 which expire 02/28/18 vest monthly over one year.

(3)
Options granted 04/03/2006 vest upon meeting certain sales milestones which have not yet been met. Term of the options is ten years. Options granted 10/08/2007 which expire 10/08/2017 vested monthly over one year.

(4)
Options granted 10/08/2007 which were to expire 10/08/2017 vested monthly over one year. Options granted 02/29/08 which were to expire 02/28/18 vested monthly over one year. No longer employed effective November 30, 2008 – all options were forfeited effective February 28, 2009.

There are no outstanding stock awards as of December 31, 2008. Exercise prices of all the above option awards were equal to or exceeded the closing stock price on the date of grant.

The Company used the Black-Scholes option price calculation to value the options granted in 2008 and 2007 using the following assumptions: risk-free rate of 5.35% and 5.77%; volatility of 1.17 and 1.35; actual term and exercise price of options granted. See Note 15 to the Consolidated Financial Statements for more details on option issuances.

Director Compensation

QuantRx compensates independent members of the Board of Directors cash compensation of $5,000 and 6,250 stock options per Board meeting attended in person; up to a maximum of four meetings per year. All options are granted at year end and have a term of five years and an exercise price equal to the closing stock price on date of grant.

The following table summarizes Director Compensation for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Walter W. Witoshkin	-	-	-	-	-	-	-
William H. Fleming, Ph.D.	-	-	-	-	-	-	-
Dr. Shalom Hirschman (1)	-	-	-	-	-	$20,000	$20,000
Dr. Arthur Hull Hayes, Jr. (2)	$5,000	-	$1,813	-	-	-	$6,813

(1)
Dr. Shalom Hirschman did not receive compensation related to his directorship pursuant to the terms of a consulting agreement in effect during 2008. He received a monthly fee of $4,000 through May 2008. Additional details can be found in Note 16 to the Consolidated Financial Statements.

(2)
Dr. Arthur H. Hayes, Jr. received an option grant at December 31, 2008 for 6,250 common shares. Material terms are as follows: December 31, 2008 grant date, exercise price of $0.35 and a five year term.

The Company used the Black-Scholes option price calculation to value the options granted in 2008 using the following assumptions: risk-free rate of 5.35%; volatility of 1.17; actual term and exercise price of options granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 20, 2009, concerning the ownership of common stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current member of the Board of Directors of the Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13(d)(3) of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

The Company had only common stock outstanding at March 20, 2009; therefore the following table refers to our common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of March 20, 2009	Percentage of Class (2)
Walter W. Witoshkin (3)	2,100,000	4.65%
William H. Fleming(4)	652,034	1.51%
Shalom Hirschman (5)	506,250	1.18%
Sasha Afanassiev (6)	400,000	0.92%
Arthur Hull Hayes, Jr. (7)	18,750	0.04%
Evan Levine (8) 6725 Mesa Ridge Road, Suite 100 San Diego, CA 92121	3,439,800	7.99%
Matthew Balk (9) 570 Lexington Avenue New York, NY 10021	5,728,009	13.30%
Mark Capital, LLC 6725 Mesa Ridge Road, Suite 100 San Diego, CA 92121	2,422,700	5.63%
Sherbrooke Partners, LLC 570 Lexington Avenue New York, NY 10021	4,508,009	10.47%

(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 100 South Main Street, Suite 300, Doylestown, Pennsylvania 18901.

(2)
The percentage of beneficial ownership of common stock is based on 43,067,630 shares of common stock outstanding as of March 20, 2009 and excludes all shares of common stock issuable upon the exercise of outstanding options or warrants to purchase common stock or conversion of any common stock equivalents, other than the shares of common stock issuable upon the exercise of options or warrants to purchase common stock held by the named person to the extent such options or warrants are exercisable within 60 days of March 20, 2008.

(3)	Ownership is based upon 1,600,000 common stock options currently exercisable and common stock warrants currently exercisable for 500,000 common shares issued January 15, 2009.

(4)
Ownership includes beneficial ownership of 1,000 shares of common stock held by the executive’s father, 50,000 common stock options currently exercisable, and common stock warrants currently exercisable for 110,000 common shares issued January 15, 2009.

(5)	Ownership includes 6,250 common stock options currently exercisable.

(6)	Ownership is based on 250,000 common stock options currently exercisable and common stock warrants currently exercisable for 150,000 common shares issued January 15, 2009.

(7)	Ownership is based on 18,750 common stock options currently exercisable.

(8)
Includes 2,422,700 shares of common stock held by Mark Capital, LLC of which Evan Levine is the managing member; 990,000 shares of common stock held by Mr. Levine as custodian for his two children; and 27,100 shares of common stock held by Mr. Levine in an IRA.

(9)
Includes 4,508,009 shares of common stock held by Sherbrooke Partners, LLC, of which Matthew Balk is the sole member; and 1,220,000 shares of common stock held by Mr. Balk as custodian for his two children.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 regarding equity compensation plans approved by the Company’s security holders. The Company does not have any equity compensation plans that have not been approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
1997 Equity compensation plans approved by security holders	1,272,500	$0.68	-
2007 Equity compensation plans approved by security holders	965,500	$0.82	7,034,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Parties

A member of the Company’s board of directors, Dr. Shalom Hirschman, served as a consultant to the Company on various business, strategic, and technical issues. His contract expired May 31, 2008.  Fees paid and expensed under these agreements for these services by the Company during the years ended December 31, 2008 and 2007 were $20,000 and $48,000, respectively. In addition to the contract fees paid, reimbursable expenses totaling $10,000 were paid in 2007.

In August 2008, in connection with a debt financing, QuantRx incurred cash commissions of $50,000 to Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. These commissions are outstanding as of December 31, 2008.

On June 16, 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $64,000 to purchase an aggregate of 100,000 shares of common stock at $0.85 per share to Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $55,000 are due to Burnham Hill Partners for its role as placement agent in the transaction as of December 31, 2008.

In the first quarter of 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $55,750 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 are due to Burnham Hill Partners for its role as placement agent in the transaction as of December 31, 2008.

In October 2007, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $65,000 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of outstanding shares of common stock, is a managing member. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 were incurred for Burnham Hill Partners for its role as placement agent in the transaction, of which $50,000 was paid in the third quarter of 2008, and $20,000 remains outstanding as of December 31, 2008.

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

Director Independence

The Company has determined that two of the four Directors serving at December 31, 2008 (Dr. Shalom Hirschman and Dr. Arthur Hull Hayes, Jr.), were independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for the audit of our annual financial statements and the reviews of financial statements included in our Forms 10-Q/QSB for years 2008 and 2007 are set forth in the table below.

	2008	2007
Williams & Webster, P.S.	$31,169	$80,905

Audit-Related Fees

During the years ended December 31, 2008 and 2007, no assurance or related services were performed by Williams & Webster P.S. that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the years ended December 31, 2008 and 2007, $2,392 and $7,579 in fees were billed by Williams & Webster, P.S. for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2008 and 2007, no fees were billed by Williams & Webster, P.S. other than the fees set forth under the captions “Audit Fees” and “Tax Fees” above.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

4.7
Form of 10% Senior Secured Convertible Promissory Note maturing January 23, 2009, issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 4.1 filed with Form 8-K on January 29, 2008).

4.8	Form of Warrant to Purchase Shares of Common Stock of QuantRx issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 4.2 filed with Form 8-K on January 29, 2008).

4.9
Form of Senior Secured Bridge Note, dated June 2008 and maturing September 15, 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.1 filed with Form 8-K on July 28, 2008).

4.10	Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated June 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.2 filed with Form 8-K on July 28, 2008).

4.11	Form of Promissory Bridge Note, dated August 2008 and maturing October 31, 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.1 filed with Form 8-K on August 27, 2008).

4.12
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

10.15	Letter Agreement, dated October 20, 2006, between the Company and Legend Merchant Group, Inc. (incorporated by reference to exhibit 10.15 filed with Form 10-K on April 2, 2007)

10.16	Stage 2 Investment Agreement, dated as of April 5, 2007, between QuantRx Biomedical Corporation and FluoroPharma, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 19, 2007)

10.17	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007)

10.18	Form of Letter Loan Agreement, dated October __, 2007, between Investor and QuantRx Biomedical Corporation (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 24, 2007)

10.19	Form of Letter Loan Agreement issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 10.1 filed with Form 8-K on January 29, 2008).

10.20	Form of Stock Pledge Agreement, dated January 23, 2008, issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 10.2 filed with Form 8-K on January 29, 2008).

10.21	Form of Patent, Trademark and Copyright Security Agreement issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 10.3 filed with Form 8-K on January 29, 2008).

10.22	Form of Bridge Letter Loan Agreement, dated June 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 28, 2008).

10.23	Form of Stock Pledge Agreement, dated June 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.2 filed with Form 8-K on July 28, 2008).

10.24	Form of Patent, Trademark and Copyright Security Agreement, dated June 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.3 filed with Form 8-K on July 28, 2008).

10.25	Form of Letter Loan Agreement, dated August 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 27, 2008).

14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)

21.1	List of subsidiaries of the Company as of December 31, 2008

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: April 15, 2009	By:	/s/ Walter W. Witoshkin
Walter W. Witoshkin, Chairman & CEO

Date: April 15, 2009	By:	/s/ Sasha Afanassiev
Sasha Afanassiev, CFO, Treasurer & VP of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 15, 2009	By:	/s/ Walter W. Witoshkin
Walter W. Witoshkin, Director

Date: April 15, 2009	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: April 15, 2009	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director

STATEMENT OF INFORMATION FURNISHED

The following financial statements have been prepared in accordance with Form 10-K instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the consolidated financial position as of December 31, 2008 and 2007, the consolidated results of operations for the years ended December 31, 2008 and 2007, consolidated cash flows for the years ended December 31, 2008 and 2007, and Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

QUANTRX BIOMEDICAL CORPORATION

FINANCIAL STATEMENTS

QuantRx Biomedical Corporation
Doylestown, Pennsylvania

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of QuantRx Biomedical Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corporation as of December 31, 2008 and 2007 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 14, 2009

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$66,226	$213,332
Accounts receivable	45,760	80,758
Interest receivable, net of allowance for bad debt of $14,000	-	-
Interest receivable – related party	31,689	15,650
Inventories	40,138	37,313
Prepaid expenses	189,049	227,022
Note receivable, net of allowance for bad debt of $200,000	-	-
Note receivable – related party	200,000	200,000
Deferred finance costs, net	8,693	107,507
Deposits	104,146	4,448
Total Current Assets	685,701	886,030

Investments	200,000	200,000
Property and equipment, net	496,206	391,720
Intangible assets, net	2,012,097	2,162,225
Security deposits	10,667	10,667

Total Assets	$3,404,671	$3,650,642

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$2,205,661	$720,408
Accrued expenses	298,692	233,283
Deferred revenue, current	58,781	-
Short-term convertible notes payable, net of discount	2,510,054	795,476
Short-term secured promissory notes payable	350,000	-
Short-term promissory notes payable, net of discount	1,061,278	-
Security deposits	2,000	2,000
Loans payable, current portion	5,731	10,882
Total Current Liabilities	6,492,197	1,762,049

Loans payable, long-term portion	-	5,733
Notes payable, long-term portion	44,000	44,000

Total Liabilities	6,536,197	1,811,782

Commitments and Contingencies
Minority Interest	-	-

Stockholders’ Equity (Deficit):
Convertible preferred stock; $0.01 par value, 25,000,000 authorized
Series A shares 9,750,000 designated; no shares issued and
outstanding	-	-
Common stock; $0.01 par value, 75,000,000 authorized;
42,886,380 and 41,699,681 shares issued and outstanding	428,863	416,996
Additional paid-in capital	41,549,234	38,810,086
Accumulated deficit	(45,109,623)	(37,388,222)
Total Stockholders’ Equity (Deficit)	(3,131,526)	1,838,860

Total Liabilities and Stockholders’ Equity (Deficit)	$3,404,671	$3,650,642

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007
Revenues	$624,495	$747,119

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	61,896	4,056
Sales and marketing	94,603	244,958
General and administrative	2,894,432	2,377,866
Professional fees	957,135	1,881,179
Research and development	2,032,677	2,012,419
Amortization	179,444	132,875
Depreciation	103,992	81,932
Total Costs and Operating Expenses	6,324,179	6,735,285

Loss from Operations	(5,699,684)	(5,988,166)

Other Income (Expense):
Interest and dividend income	22,622	76,571
Interest expense	(369,895)	(23,401)
Bad debt expense	-	(214,000)
Rental income	23,373	20,008
Grant income	-	14,000
Amortization of debt discount to interest expense	(1,148,512)	(52,304)
Amortization of deferred financing costs to interest expense	(309,164)	(27,493)
Loss on equity investee	-	(267,608)
Loss on extinguishment of debt	(439,445)	-
Loss on disposition of fixed assets	(8,029)	-
Total Other Income (Expense), net	(2,229,050)	(474,227)

Loss before Minority Interest and Taxes	(7,928,734)	(6,462,393)

Minority Interest	207,333	418,056
Provision for Income Taxes	-	-

Net Loss	$(7,721,401)	$(6,044,337)

Basic and Diluted Net Loss per Common Share	$(0.18)	$(0.15)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	42,133,840	40,627,309

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,721,401)	$(6,044,337)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	283,436	214,807
Interest expense related to amortization of non-cash discount, non-
cash beneficial conversion feature and deferred financing costs	1,457,676	79,797
Bad debt expense	-	214,000
Expenses related to employee stock options	947,322	235,378
Expenses related to stock options issued to non-employees	6,667	-
Expenses related to common stock warrants issued	39,437	150,902
Non-cash fair value of warrants and options issued for consulting	255,429	638,459
Non-cash fair value of common stock and warrants issued for interest	142,526	-
Non-cash incremental fair value of modified warrants issued for interest	400	-
Loss on extinguishment of debt	439,445	-
Loss on disposition of fixed assets	8,029	-
Issuance of convertible notes for accrued interest	164,924	-
Loss on equity investee	-	267,608
Minority interest	(207,333)	(418,056)
(Increase) decrease in:
Accounts receivable	34,998	(80,758)
Interest receivable	(16,040)	(27,569)
Inventories	(2,825)	(37,313)
Prepaid expenses	37,974	(36,156)
Deposits	302	23,402
Increase (decrease) in:
Accounts payable	1,203,535	145,920
Accrued expenses	65,410	137,092
Security deposits	-	2,000
Deferred revenue	58,781	(459,902)

Net Cash Used by Operating Activities	(2,801,308)	(4,994,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchases of fixed assets	(73,992)	(218,853)
Cash paid for equity interest in FluoroPharma	-	(1,027,178)
Cash obtained from equity interest in FluoroPharma	-	764,223
Issuance of notes receivable – related party	-	(450,000)
Cash paid for deposit on asset acquisition	(75,000)	-
Cash paid for licensing agreements	(28,715)	(15,000)
Cash paid for capitalized website development costs	(600)	(31,650)

Net Cash Used by Investing Activities	(178,307)	(978,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs of $157,504	-	3,374,996
Proceeds from exercise of common stock warrants, net of placement fees of $0 and $16,429	169,189	567,777
Proceeds from long-term note payable	-	44,000
Payments on loan payable used to finance equipment purchase	(10,882)	(7,763)
Proceeds from issuance of convertible notes, net of legal fees of $7,500 and $0	1,292,500	1,000,000

Proceeds from issuance of senior secured promissory notes	550,000	-
Proceeds from issuance of promissory notes, net of issuance costs of $57,500	1,042,500	-
Payments of senior secured promissory notes	(200,000)	-
Payment of payables related to fixed asset purchases	(10,798)	(49,406)

Net Cash Provided by Financing Activities	2,832,509	4,929,604

Net Increase (Decrease) in Cash and Cash Equivalents	(147,106)	(1,043,580)

Cash and Cash Equivalents, Beginning of Period	213,332	1,256,912

Cash and Cash Equivalents, End of Period	$66,226	$213,332

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$58,577	$23,401
Income tax paid	-	-

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Fair value of warrants issued to placement agents for debt financing costs	$119,750	$65,000
Fair value of warrants issued with senior secured convertible notes	140,955	134,452
Fair value of beneficial conversion feature embedded in senior secured convertible notes	649,187	97,164
Fair value of common stock issued with senior secured convertible notes	7,816	-
Incremental fair value of modified warrants issued pursuant to debt financing	30,132	25,210
Fair value of common stock issued with senior secured promissory notes	79,806	-
Fair value of warrants issued with senior secured promissory notes	58,050	-
Fair value of warrants issued with promissory notes	108,159	-
Fair value of common stock issued with promissory notes	203,523	-
Fair value of warrants issued with common stock	-	1,243,087
Fair value of warrants issued to placement agents for equity financing costs	-	277,778
Increase in payables related to purchase of fixed assets	142,516	10,798
Increase in loans payable related to equipment purchase financing	-	24,377
Increase in payables for debt financing costs	125,000	70,000
Increase in payables related to asset acquisition deposit	25,000	-
Decrease in note receivable settled in FluoroPharma common stock	-	500,000
Decrease in interest receivable settled in FluoroPharma common stock	-	8,822

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional		Stockholders’
	Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE, DECEMBER 31, 2006	37,378,080	$373,780	$33,706,733	$(30,514,237)	$3,566,276

Issuance of common stock, net of cash issuance costs of $157,504	3,532,500	35,325	3,339,671	-	3,374,996
Fair value of warrants issued for consulting	-	-	316,120	-	316,120
Fair value of employee stock based compensation	-	-	219,564	-	219,564
Expenses related to common stock warrants issued	-	-	150,902	-	150,902
Fair value of subsidiary stock based compensation (less minority interest portion)	-	-	195,384	-	195,384
Retroactive adjustment for prior year equity method loss (equity method goodwill)	-	-	-	(829,648)	(829,648)
Exercise of common stock warrants, net of placement fees of $16,429	789,101	7,891	559,886	-	567,777
Fair value of warrants issued with convertible notes	-	-	134,452	-	134,452
Fair value of embedded beneficial conversion feature of convertible notes	-	-	97,164	-	97,164
Incremental fair value of modified warrants issued pursuant to debt financing	-	-	25,210	-	25,210
Fair value of warrants issued for debt financing costs	-	-	65,000	-	65,000
Net loss for the year ended December 31, 2007	-	-	-	(6,044,337)	(6,044,337)

BALANCE, DECEMBER 31, 2007	41,699,681	416,996	38,810,086	(37,388,222)	1,838,860

Fair value of employee stock based compensation for options issued	-	-	673,023	-	673,023
Fair value of non-employee stock based compensation for options issued	-	-	6,667	-	6,667
Fair value of subsidiary stock based compensation (less minority interest portion)	-	-	283,745	-	283,745
Fair value of common stock warrants issued for consulting	-	-	78,087	-	78,087
Fair value of warrants issued with convertible notes	-	-	140,955	-	140,955
Fair value of common stock issued with senior secured convertible notes	25,000	250	7,566	-	7,816
Fair value of embedded beneficial conversion feature of convertible notes	-	-	649,187	-	649,187
Incremental fair value of modified warrants issued pursuant to debt financing	-	-	30,132	-	30,132
Fair value of warrants issued for debt financing costs	-	-	119,750	-	119,750
Exercise of common stock warrants	241,699	2,417	166,772	-	169,189
Fair value of common stock issued with senior secured promissory notes	137,500	1,375	78,431	-	79,806
Fair value of warrants issued with senior secured promissory notes	-	-	58,050	-	58,050
Fair value of common stock issued with promissory notes	450,000	4,500	199,023	-	203,523
Fair value of warrants issued with promissory notes	-	-	108,159	-	108,159
Fair value of warrants issued for interest	-	-	17,301	-	17,301
Fair value of common stock issued for interest	332,500	3,325	121,900	-	125,225
Incremental fair value of modified warrants issued for interest	-	-	400	-	400
Net loss for the year ended December 31, 2008	-	-	-	(7,721,401)	(7,721,401)

BALANCE, DECEMBER 31, 2008	42,886,380	$428,863	$41,549,234	$(45,109,623)	$(3,131,526)

The accompanying notes are an integral part of these financial statements

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

2.  MANAGEMENT STATEMENT REGARDING GOING CONCERN

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

Management believes that given our current cash position, there is substantial doubt about our ability to continue as a going concern. We are actively pursuing various funding options, including equity offerings, debt financing, strategic corporate alliances, and business combinations, to obtain additional financing to continue the development of our products and bring them to commercial markets. We are actively seeking to raise capital, including through the direct investment in our subsidiary, FluoroPharma, by either strategic partners or third party investors. The Company is currently negotiating on several fronts; however, there can be no assurance that we will be successful in our efforts to raise additional capital. Additionally, certain of our debt instruments contain certain covenants which could limit our ability to issue additional debt. Should we be unable to acquire necessary waivers from certain of our existing note holders or raise adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

•
seek potential mergers or acquisitions that could be expected to generate positive cash flow for the Company upon consummation, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting for Share-Based Payments

QuantRx follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” SFAS No. 123(R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123(R), which resulted in employee stock-based compensation expense for the year ended December 31, 2008 and 2007 of $947,322 and $235,378, respectively (including $274,299 and $15,814 relating to subsidiary options in 2008 and 2007).

The Company accounts for share-based payments granted to non-employees in accordance with Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under EITF 96-18, the Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

In the case of modifications, the Black-Scholes model is used to value the warrant on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification on the date of modification determines the incremental value.  In 2008, QuantRx modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of equity issuances, these warrants were originally accounted for as additional paid-in-capital.  In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values. When modified in connection with a note issuance, QuantRx recognizes the incremental value as a part of the debt discount calculation, using its relative fair value in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.”  When modified in connection with note extensions, the Company recognized the incremental value as prepaid interest, which is expensed over the term of the extension.

The fair value of each share based payment is estimated on the measurment date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year:

	2008	2007
Risk-free interest rate	5.35%	5.75%
Expected volatility	117%	135%
Dividend yield	0%	0%

  Risk-Free Interest Rate. The interest rate used is based on the yield of a U.S. Treasury security as of the beginning of the year.

Expected Volatility. The Company calculates the expected volatility based on historical volatility of monthly stock prices over a three year period.

Dividend Yield. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

Expected Term. For options, since the Company has no history of employee exercise patterns; therefore, uses the option term as the expected term. For warrants, the Company uses the actual term of the warrant.

Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on Company experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Accounts and Notes Receivable and Bad Debts

QuantRx carries its receivables at net realizable value. Interest on notes receivable is accrued based upon the terms of the note agreement. The Company provides reserves against receivables and related accrued interest for estimated losses that may result from a debtor’s inability to pay. The amount is determined by analyzing known uncollectible accounts, economic conditions, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve. The allowance for bad debts was $214,000 in 2008 and 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2008 and 2007.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains most of its cash balances in accounts that may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice.

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

As of December 31, 2008, the Company had outstanding common stock options of 2,238,000, common stock warrants of 7,926,684, and convertible debt currently subject to conversion into 5,215,959 shares. The above options, warrants and convertible debt were deemed to be antidilutive for the Company’s year end of December 31, 2008.

As of December 31, 2007, the Company had outstanding common stock options of 1,791,750, common stock warrants of 7,113,383, and convertible debt subject to conversion into 1,250,000 shares. The above options, warrants and convertible debt were deemed to be antidilutive for the Company’s year end of December 31, 2007.

Fair Value of Financial Instruments

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

The Company performed annual impairment tests of our equity method goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, equity method goodwill is not amortized but is subject to impairment tests in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” under which QuantRx would have recognized an impairment loss had there been a loss in the value of the equity method goodwill which was deemed to be other than a temporary decline. See Note 4 for additional information.

Management has determined that no impairments were required during the years ended December 31, 2008 and 2007, respectively.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2008 or 2007, and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2008. See Note 12, Income Taxes.

Intangible Assets

The Company’s intangible assets consist of patents, patents under licensing, website development costs, and acquired intangibles, and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and; acquired intangibles, estimated remaining useful life, between three and 15 years. Amortization expense totaled $179,444 and $132,875 for the years ended December 31, 2008 and 2007, respectively. The estimated aggregate amortization expense for 2009 through 2013 is $178,931; $168,403; $161,695; $157,672; and $157,672.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and, from April 1, 2007, its majority-owned subsidiary, FluoroPharma, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.  See Note 4 for additional information.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2008 and 2007 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $103,992 and $81,932 for the years ended December 31, 2008 and 2007. Expenditures for repairs and maintenance are expensed as incurred.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect this statement to have an effect on its consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for QuantRx beginning with the first quarter of 2009. QuantRx is currently evaluating the effect, if any, that the adoption will have on its consolidated results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of this standard to have a material impact on its consolidated financial statements at this time.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS No. 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS No. 160 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance; if this would result in a material change to consolidated net income, pro forma financial information is required. SFAS No. 160 is effective for QuantRx beginning in the first quarter of 2009. Earlier adoption is prohibited. The Company has not fully determined the effects of implementation of this standard on its financial statements, but does anticipate that allocating the noncontrolling interest its full share of the subsidiary’s losses will result in a material change to consolidated net income and will require pro forma disclosure. Moreover, should the Company sustain a loss of control in its subsidiary resulting in deconsolidation, the financial statements would be materially affected.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. QuantRx does not expect the adoption of this statement to have a material impact on its consolidated financial statements unless the Company enters into business acquisitions in the future.

In November 2007, EITF No. 07-01, “Accounting for Collaborative Arrangements” was issued. EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that transactions within a collaborative arrangement that are part of a vendor-customer (or analogous) relationship are subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for fiscal years beginning after December 15, 2008. QuantRx does not expect the adoption of EITF 07-01 to have a material impact on the Company’s consolidated results of operations or financial position.

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

CytoCore, Inc.

On May 19, 2008, QuantRx and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specifies monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  QuantRx received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and is being amortized into revenue over the expected development period of the agreement, which is estimated as 18 months. QuantRx recognized revenue of $80,111 in the year ended December 31, 2008 related to this agreement.

Branan Medical Corporation

In early 2008, QuantRx and Branan Medical Corporation terminated their license agreement for certain of QuantRx’s technology. QuantRx recognized royalties of $8,561 and $51,364 from this agreement in 2008 and 2007, respectively.

Synova Healthcare, Inc.

In 2006, QuantRx and Synova Healthcare, Inc. entered into a distribution agreement pursuant to which Synova would act as the exclusive distributor of specified hemorrhoid products of QuantRx in the United States. QuantRx received an up-front, non-refundable payment of $500,000 upon execution of the distribution agreement, which was recorded as deferred revenue and was amortized into revenue over the expected term of the agreement, which was six years. In December 2007, in accordance with the terms of the distribution agreement, QuantRx delivered notice of termination of the agreement and recognized the remaining deferred revenue at that time of $383,513. QuantRx recognized aggregate revenue of $459,901 in 2007.

Development Agreements

In 2007 QuantRx entered into two development agreements to develop rapid test POC products in oral care for ALT BioScience (ALT), and an at-home diagnostic test jointly with Church & Dwight Co., Inc. In 2008 and 2007, QuantRx recognized revenues $419,025 and $235,146 related to these agreements in accordance with its revenue recognition policies, and costs of approximately $286,246 and $346,845, respectively.

The ALT agreement, and subsequent renewals, commenced March 2007 and stipulated an up front fee, recognized over the initial five month term, and monthly fees. Currently, the agreement is on a month-to-month basis, subject to termination with 45 days notice. The agreement grants QuantRx certain manufacturing rights for the developed products, which shall be negotiated in good faith in a separate manufacturing agreement upon the completion of design and verification testing. These manufacturing rights will survive any potential termination of the development agreement.

The Church & Dwight agreement was accounted for using the Performance Method – Expected Revenue. The agreement included an up front payment which was recognized fully in 2007, and stipulated milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, QuantRx entered into a Technology License Agreement with Church & Dwight Co., Inc.  Under the terms of the agreement, Church & Dwight acquired exclusive world-wide rights to use certain QuantRx technology related to the jointly developed test. Under the ten-year agreement, QuantRx will receive royalties on net sales of the product beginning in 2009.

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

4.  CONSOLIDATION OF FLUOROPHARMA, INC.

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

As of December 31, 2008, QuantRx owned approximately 57.78% of the issued and outstanding capital stock of FluoroPharma. Effective April 1, 2007, FluoroPharma’s results of operations have been included in the accompanying consolidated financial statements.

The investment in FluoroPharma of $2,281,023 at the date of consolidation was accounted for in accordance with the equity method of accounting. Since FluoroPharma’s liabilities exceeded assets on the investment dates, each investment was recorded as equity method goodwill. In accordance with SFAS No. 142, equity method goodwill is not amortized or tested for impairment in accordance with this standard. QuantRx reviewed the equity method goodwill in accordance with APB Opinion No. 18 under which QuantRx would have recognized an impairment loss had there been a loss in the value of the equity method goodwill which was deemed to be other than a temporary decline. No impairment was recognized through March 31, 2007.

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
$2,433,767

Acquired intangibles primarily consist of licensed patent rights and technology licenses and are estimated to have a weighted average life of 15 years.  Amortization expense related to these intangibles (subsequent to the acquisition) in 2008 and 2007 was $152,060 and $114,044, respectively.

Minority interests of $275,288 at April 1, 2007, resulted from the consolidation of FluoroPharma reflecting the interests held by third parties of FluoroPharma.  Since acquisition, and as of December 31, 2008, the portion of FluoroPharma’s losses attributable to the minority interest have been recorded, reducing the minority interest to zero.

In early 2008 and late 2007, QuantRx advanced an aggregate of $300,000 and $600,000, respectively, to FluoroPharma through eight short-term convertible promissory notes. Additionally, QuantRx advanced $553,700 and $40,000 as of December 31, 2008 and 2007, respectively.  These advances, notes and accrued interest ($83,067 and $14,252 for the years ended December 31, 2008 and 2007, respectively) were eliminated in consolidation.

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

In connection with the initial investment, QuantRx received an option to purchase an additional 260,000 shares of FluoroPharma common stock at an exercise price of $0.75. FluoroPharma has outstanding common stock equivalents which, if exercised together with the Company’s option and convertible notes, would reduce the Company’s ownership percentage to approximately 48.17% on a fully diluted and as converted basis as of December 31, 2008.

5.	OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2008 and 2007 consist of:

	2008	2007
Prepaid expenses:
Prepaid consulting	$92,649	$159,410
Prepaid consulting – related party	4,674	17,377
Prepaid insurance	37,473	31,829
Prepaid interest	44,426	-
Prepaid rent	5,310	5,310
Other	4,517	13,096
Prepaid expenses	$189,049	$227,022

Deferred financing costs:
Deferred financing costs	$133,250	$135,000
Less: accumulated amortization	(124,557)	(27,493)
Deferred financing costs, net	$8,693	$107,507

Property and equipment:
Computers and office furniture, fixtures and equipment	$136,690	$148,141
Machinery and equipment	466,338	252,681
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(199,055)	(101,335)
Property and equipment, net	$496,206	$391,720

Accrued expenses:
Payroll and related	$156,750	$-
Professional fees	43,800	72,050
Clinical trials	-	110,833
Accrued interest	41,142	-
Other	57,000	50,400
Accrued expenses	$298,692	$233,283

6.  NOTES RECEIVABLE

FluoroPharma, Inc.

In 2007 and 2006, QuantRx advanced an aggregate of $500,000 to FluoroPharma through two $250,000, 8% promissory notes due May 16 and March 31, 2007, respectively. QuantRx accrued interest of $7,836 on these notes for the year ended December 31, 2007. The principal balances and unpaid accrued interest were settled through a staged investment transaction in the second quarter of 2007; see Note 4.

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (GUSA) through an 8% promissory note due April 8, 2007. The note is currently convertible at QuantRx’s discretion into 10% of GUSA’s outstanding capital stock on a fully diluted and as converted basis. QuantRx continues to explore the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note shall continue to accrue interest. QuantRx accrued interest of $16,040 and $15,649 on this note for the years ended December 31, 2008 and 2007. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms. See Note 7 for additional information on GUSA.

Rockland Technimed, Ltd.

In April 2006, QuantRx advanced $200,000 to Rockland Technimed, Ltd. (Rockland) through a 7% convertible promissory note due twelve months from the date of issuance.  Rockland, a privately held Delaware corporation, is a development stage company focused on the research and development of tissue viability imaging diagnostics using magnetic resonance imaging (MRI) scanners. QuantRx had accrued interest of $4,083 for the year ended December 31, 2007.  The note is convertible at QuantRx’s discretion into 20% of Rockland’s outstanding capital stock on a fully diluted and as converted basis to satisfy the note and accrued interest. QuantRx ceased accruing interest as of the maturity date and established an allowance for bad debt in the amount equal to the principal balance and accrued interest, $214,000, as the Company attempts to resolve this matter.

7.  INVESTMENTS

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of December 31, 2008, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis.

QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized for the year ended December 31, 2008.

8.  INTANGIBLE ASSETS

Intangible assets as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Licensed patents and patent rights	$2,197,020	$2,168,305
Patents	82,008	82,008
Technology license	22,517	22,517
Website development	49,711	49,111
Less: accumulated amortization	(339,159)	(159,716)
Intangibles, net	$2,012,097	$2,162,225

Acquired Intangibles

In April 2007, QuantRx obtained a majority interest in FlouroPharma, resulting in $2,134,783 allocated to acquired intangible assets based upon estimated fair values as of the purchase date.  These acquired intangibles primarily consist of licensed patent rights and technology licenses and are estimated to have a weighted average life of 15 years.

Patent under Licensing

In 2006, QuantRx entered into a patent license agreement with The Procter & Gamble Company, effective July 1, 2006. The agreement licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings. The term of the agreement is five years with a five year automatic renewal option. In consideration of this agreement, QuantRx paid a one-time, non-refundable engagement fee, and will pay royalties based on future net sales of such licensed products.

The Company has capitalized this engagement fee and will amortize the capitalized cost over the expected term of the patent license agreement. Amortization of $5,000 and $5,000 in connection with this licensed patent was recognized in the years ended December 31, 2008 and 2007. All royalties due pursuant to the terms of the agreement are expensed as incurred. Impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized as of December 31, 2008.

9.  PORTLAND DEVELOPMENT COMMISSION

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

10.  NOTES PAYABLE

Notes payable as of December 31, 2008 and 2007 were comprised of the following:

	2008	2007
Short-term convertible notes payable, net:
Senior secured convertible notes payable	$2,607,979	$1,000,000
Less: discount for common stock, warrants and conversion feature, net	(97,925)	(204,524)
Short-term convertible notes payable, net	$2,510,054	$795,476

Short-term secured promissory notes payable:
Secured promissory notes payable	$350,000	$-
Less: discount for common stock and warrants, net	-	-
Short-term secured promissory notes payable, net	$350,000	$-

Short-term promissory notes payable, net:
Unsecured promissory notes payable	$1,107,890	$-
Less: discount for common stock and warrants, net	(46,612)	-
Short-term promissory notes payable, net	$1,061,278	$-

2007 Convertible Promissory Notes

On October 16, 2007, QuantRx completed a private placement of 10% senior secured convertible promissory notes (the “2007 Notes”) and warrants to purchase shares of QuantRx' common stock. In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $1,000,000 and warrants to purchase 250,000 shares of QuantRx' common stock at an exercise price of $1.25 (relative fair value of $134,454). Proceeds of the financing will be used for general corporate purposes. The notes and the warrants were offered only to certain private accredited investors.

In the first quarter of 2008, the 2007 Notes were exchanged for 2008 Senior Secured Convertible Notes (the “2008 Notes”) resulting in a loss on extinguishment, as described below under “2008 Senior Secured Convertible Notes.”

The 2007 Notes were automatically convertible into shares of QuantRx common stock upon completion of a “qualified” equity financing (or financings) with aggregate gross proceeds of at least $3,000,000. Under the terms of the convertible notes, holders of the notes would have been deemed to have tendered 115% of their aggregate outstanding principal balance and accrued interest for purchase of securities in the qualified equity financing, entitling the holders to all rights afforded to purchasers in such financing (“contingent embedded conversion option”). Alternatively, the 2007 Notes allowed the holders to convert their outstanding principal and accrued interest into common stock at a price of $0.80 per common share (“embedded conversion option”). Either conversion would result in the satisfaction of all of QuantRx’s obligations under the 2007 Notes.

In the event QuantRx did not complete a qualified financing and holders did not voluntarily convert, QuantRx was to repay the outstanding principal balance and accrued and unpaid interest on October 31, 2008. At the payee’s option, accrued interest could have been converted to additional 2007 Notes. QuantRx had the right to prepay the 2007 Notes at 115% of face value and 100% of accrued interest by providing ten days notice.

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

In connection with the 2007 Notes, certain warrants that were previously issued to the holders were modified by reducing their exercise price from $1.50 to $0.75. The incremental fair value of this modification, accounted for in accordance with SFAS No. 123(R), was $30,000, while the relative fair value was calculated to be $25,210 and was recorded as additional original issue discount. The initial warrants were originally granted in connection with a private placement of common stock and were accounted for as additional paid-in-capital.  In association with the issuance of the 2007 Notes, QuantRx issued warrants to purchase 100,000 shares of common stock at $1.10 per share valued at $65,000 to the placement agent, and also incurred cash commissions of $70,000 in connection with the private placement resulting in total deferred debt offering cost of $135,000.

The fair value of the warrants issued to placement agents and the cash commissions have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors, the modified warrants and the beneficial conversion feature, and the deferred financing costs were being amortized to interest expense over the original term of the 2007 Notes in accordance with EITF 00-27, paragraph 19. Interest expense, including amortization of original issue discount and deferred financing costs related to the 2007 Notes, was $29,832 for 2008 through the date of extinguishment and $101,168 for 2007. The remaining unamortized debt discount of $189,101 and deferred financing costs of $99,399 were included in the loss on extinguishment of debt in the first quarter of 2008 upon the exchange of the 2007 Notes into the 2008 Notes; see below.

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

2008 Senior Secured Convertible Notes

 In the first quarter of 2008, the Company issued 10% senior secured convertible notes (the “2008 Notes”) to certain accredited investors.  In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $2,157,247 and warrants with a five-year term to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $1.25. The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise.

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

In the event QuantRx does not complete a qualified financing and holders do not voluntarily convert, QuantRx was to repay the outstanding principal balance and accrued and unpaid interest on January 23, 2009. All holders subsequently have extended this maturity date to July 31, 2009. Interest on the outstanding principal amount of the 2008 Notes is payable quarterly in cash or, at the holders’ option, in additional 10% senior secured convertible notes with a principal amount equal to the calculated interest amount. QuantRx has the right to prepay the 2008 Notes at 106% of face value and 100% of accrued interest by providing ten days notice. In connection with the financing QuantRx entered into 1) a stock pledge agreement, pursuant to which QuantRx granted to the holders a continuing and perfected first priority security interest in certain equity securities owned by QuantRx of two private companies and specified rights and interests associated with the pledged shares, as well as 2) a patent, trademark and copyright security agreement, pursuant to which QuantRx granted to the holders a continuing and perfected first priority security interest in all of its owned or acquired patents, trademarks and copyrights and specified intellectual property and related rights and interests associated therewith. If an event of default occurs under the 2008 Notes, the holders have agreed not to take any action with respect to the collateral for 120 days after the holders provide QuantRx with notice of the holders’ proposed action. The stock pledge agreement and the patent, trademark and copyright security agreement, and the security interests created thereby, will terminate upon QuantRx’s satisfaction in full of its payment obligations under the 2008 Notes. In connection with the 2008 Notes, QuantRx may not issue any new indebtedness while at least 50% of the original principal amount of the notes remains outstanding without the consent of holders of at least 75% of the principal amount of the then outstanding notes.

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

The cash proceeds from the 2008 Notes issued in the first quarter of $1,000,000 were allocated between the notes and the warrants on a relative fair value basis in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” QuantRx allocated $122,035 of the principal amount of $1,000,000 to the warrants as original issue discount, which represented the relative fair value of the warrants at the date of issuance.

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

In association with the issuance of the 2008 Notes in the first quarter, QuantRx issued warrants to purchase 100,000 shares of common stock at $1.10 per share valued at $55,750 to the placement agent, and also incurred cash commissions of $70,000 and legal fees of $7,500 in connection with the private placement, resulting in total deferred debt financing costs of $133,250.

In the fourth quarter of 2008, the Company issued three additional 2008 Notes maturing July 31, 2009 aggregating $300,000 with substantially the same terms as the 2008 Notes. In connection with these note issuances, warrants with a five-year term to purchase 75,000 shares of common stock at an exercise price of $0.55 and 25,000 shares of common stock were also issued. Additionally, certain warrants that were previously issued to the holders through previous financing transactions were modified by reducing their exercise prices to $0.55.

The accounting for these 2008 Notes is consistent with the 2008 Notes above. The cash proceeds from the fourth quarter 2008 Notes of $300,000 were allocated between the notes, common stock, the new and modified warrants on a relative fair value basis. QuantRx allocated the relative fair values of the common stock ($7,817), new warrants ($18,918), and modified warrants ($30,131) at the date of issuance to original issue discount. Additionally, a beneficial conversion feature of $1,427 was accounted for as original issue discount. No deferred finance costs were incurred on these fourth quarter 2008 Notes.

In the aggregate for all 2008 Notes, the fair value of the warrants issued to placement agents and the cash commissions and legal fees have been recorded as deferred financing costs. The total original issue discount related to the common stock and warrants issued to the investors, the beneficial conversion feature, and the deferred financing costs are being amortized to interest expense over the original term of each 2008 Note in accordance with EITF 00-27, paragraph 19. QuantRx recorded $1,060,435 in interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Notes for the year ended December 31, 2008.  As of December 31, 2008, the Company issued three 2008 Notes in the aggregate amount of $150,733 pursuant to one holder’s election to receive quarterly interest in the form of paid-in-kind notes.

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

2008 Secured Promissory Notes Payable

In the second quarter of 2008, the Company commenced a private placement to certain accredited investors through the issuance of 8% senior secured promissory notes (the “2008 Secured Promissory Notes”). The private placement closed in the third quarter of 2008.  In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $550,000, and an aggregate of 137,500 shares of common stock and warrants with a five-year term to purchase 137,500 shares of common stock warrants at a per share exercise price of $0.85.  The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise. The 2008 Secured Promissory Notes were originally due on September 15, 2008, along with all accrued and unpaid interest. QuantRx used the net proceeds from the offering for product development, working capital and general corporate purposes.

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

In association with the issuance of the 2008 Secured Promissory Notes, QuantRx issued warrants to purchase 100,000 shares of common stock at $0.85 per share valued at $64,000 to the placement agent, and also incurred cash commissions of $55,000 in connection with the private placement resulting in total deferred finance costs of $119,000.

The fair value of the warrants issued to placement agents and the cash commissions were recorded as deferred financing costs. The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs were amortized to interest expense over the original term of the 2008 Secured Promissory Notes in accordance with EITF 00-27, paragraph 19.

On the original maturity date, September 15, 2008, one note for $100,000 was settled in full and the Company negotiated monthly extensions of one to three months on the remaining notes. At September 15, 2008, QuantRx granted an aggregate of 22,500 shares of common stock (fair value $11,475) and warrants to purchase 22,500 shares of common stock with a five year term for $0.85 (fair value $9,000) which for a one-month extension. The second and third one-month extensions were executed on October and November 15, 2008, on 2008 Secured Promissory Notes with an aggregate principal of $150,000.  In consideration for these stages, QuantRx granted an aggregate of 15,000 shares of common stock (fair value $5,250) and warrants to purchase 15,000 shares of common stock (fair value $3,900) with a five year term for $0.85. The consideration for the extensions was recognized as prepaid interest and was amortized over the extension periods. On December 15, 2008, when these Notes matured, the holders agreed to extend the maturity date to July 31, 2009. In consideration for one of these seven and a half month extensions, QuantRx modified the holder’s warrants to purchase 20,000 shares of common stock by reducing the exercise price from $0.85 to $0.55. The incremental value of this modification was $400, which was recorded as prepaid interest and is being amortized over the term of the extension as interest expense.

On October 15, 2008, QuantRx executed an eleven-month extension with a holder of a $100,000 2008 Secured Promissory Note.  In consideration for this extension, QuantRx granted 75,000 shares of common stock with a fair value of $22,500, which will be expensed over the term of the extension.

QuantRx executed an extension with a holder of a $200,000 2008 Secured Promissory Note as of October 15, 2008, extending the maturity dates as follows: $50,000 and related accrued interest due October 31, 2008; $50,000 and related accrued interest due November 30, 2008; $100,000 and related accrued interest due December 31, 2008. In consideration for this extension, QuantRx granted 20,000 shares of common stock (fair value $6,000) and warrants to purchase 20,000 shares of common stock (fair value $4,400) with a five year term for $0.85; the fair values of which were expensed over the term of the extension. As of December 31, 2008, this holder agreed to an extension of the remaining $100,000 outstanding principal as follows: $10,000 and related accrued interest due monthly beginning January 31, 2009, with a final payment due June 30, 2009.  In consideration for this further extension, QuantRx granted a warrant in January 2009 to purchase 100,000 shares of common stock (fair value $18,000) with a five year term for $0.50; the fair value of which will be expensed over the term of the extension.  See also Note 17, Subsequent Events.

In the aggregate, QuantRx recorded $321,001 in interest expense, including amortization of original issue discount, deferred financing costs and prepaid interest, related to the 2008 Secured Promissory Notes for the year ended December 31, 2008.

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

2008 Unsecured Promissory Notes Payable

In August 2008, the Company completed a private placement to certain accredited investors through the issuance of 8% promissory notes (the “2008 Promissory Notes”). In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $1,000,000, and an aggregate of 250,000 shares of common stock and warrants with a five-year term to purchase 250,000 shares of common stock at a per share exercise price of $0.85.  The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise. The 2008 Promissory Notes were due on October 31, 2008, along with all accrued and unpaid interest. QuantRx used the net proceeds from the offering for product development, working capital and general corporate purposes.

 The net cash proceeds from the 2008 Promissory Notes were $942,500. QuantRx allocated $132,827 and $108,159 of the principal amount of $1,000,000 to the common stock and warrants as original issue discount, which represented the relative fair values of each at the date of issuance.

In association with the issuance of the 2008 Promissory Notes, QuantRx incurred cash commissions and legal fees of $57,500, which were recorded as deferred financing costs and expensed over the original term.

As of October 31, 2008, QuantRx settled a $500,000 2008 Promissory Note with the issuance of a $607,890 8% unsecured promissory note which included additional principal of $100,000 and accrued interest of $7,890.  The maturity date is April 30, 2009.  In connection with the issuance of this note, QuantRx granted 200,000 shares of common stock (fair value of $80,000; relative fair value of $70,696); the relative fair value of the common stock was recorded as debt discount and is being amortized over the term of the new note.

QuantRx executed an extension with a holder of a $500,000 2008 Promissory Note as of October 31, 2008, extending the maturity date to January 31, 2009.  In consideration for this extension, QuantRx granted 200,000 shares of common stock with a fair value of $80,000 and revised the interest rate on the original 8% note to 10% effective as of the origination date.  The fair value of common stock granted in connection with this extension is being expensed over the term of the extension.  See also Note 17, Subsequent Events.

The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs are being amortized to interest expense over the original terms of the 2008 Promissory Notes in accordance with EITF 00-27, paragraph 19. In the aggregate, QuantRx recorded $410,274 in interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Promissory Notes for the year ended December 31, 2008.

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

11.  COMMITMENTS AND CONTINGENCIES

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

Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets. Rent expense relating to our operating leases was $174,099 and $155,396 for the years ended December 31, 2008 and 2007, respectively. Minimum lease payments for the years 2009 through 2013 are as follows: $101,563; $57,240; $43,875; $0 and $0; and in the aggregate is $202,678. Sublease income relating to our operating leases was $23,373 and $20,008 for the years ending December 31, 2008 and 2007, and is recorded in other income.

Executive Employment Contracts

The Company has entered into an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At December 31, 2008, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

12.  INCOME TAXES

We are subject to taxation in the U.S., the state of Oregon, and the Commonwealths of Pennsylvania and Massachusetts. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003.

At December 31, 2008 and 2007, the Company had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $16,085,386 and $13,942,444 respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $16,065,431 and $13,917,226 has been established at December 31, 2008 and 2007, respectively.

 Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2008 and 2007 are as follows:

	2008	2007
Gross deferred tax assets:
Net operating loss carryforwards	$14,040,021	$12,472,607
Stock based expenses	1,590,554	1,136,836
Tax credit carryforwards	358,869	247,303
All others	95,942	85,698
	16,085,386	13,942,444
Gross deferred tax liabilities:
Difference between book and tax bases of tangible and intangible assets	(19,955)	(25,218)
Deferred tax asset valuation allowance	(16,065,431)	(13,917,226)
Net deferred tax asset (liability)	$-	$-

At December 31, 2008, the Company has net operating loss carryforwards of approximately $36,947,425, which expire in the years 2009 through 2028. The net change in the allowance account was an increase of $2,148,205 for the year ended December 31, 2008.

In accordance with SFAS No. 109, the accounting for the tax benefits of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisition, will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisition.  Any remaining benefits would be recognized as a reduction of income tax expense.  As of December 31, 2008, approximately $1,186,330 of deferred tax assets with a valuation allowance relates to our newly consolidated, majority owned subsidiary, the future benefits of which will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisition, prior to reducing our income tax expense.

13.  CAPITAL STOCK

Common Stock

The Company has authorized 75,000,000 shares of its common stock, $0.01 par value. The Company had issued and outstanding 42,886,380 and 41,699,681 shares of its common stock at December 31, 2008 and 2007, respectively.

In December 2008, QuantRx issued 25,000 shares of common stock (fair value $9,250) and warrants to purchase 25,000 shares of common stock (fair value $7,375) in connection with the issuance of two 2008 Notes, maturing July 31, 2009. Additionally, warrants issued to these investors in connection with previous debt financings were modified, reducing their exercise prices to $0.55.  The aggregate incremental fair value of these modifications was $1,650; the relative fair value was $1,390, which was recorded as debt discount and is being amortized over the term of each Note.

On October 31, 2008, QuantRx issued 200,000 shares of common stock (fair value $80,000) in connection with the issuance of a 2008 Promissory Note.

On October 31, 2008, QuantRx negotiated an extension on one of the 2008 Promissory Notes. In consideration for this extension, QuantRx issued 200,000 shares of common stock (fair value $80,000).

On September, October and November 15, 2008, QuantRx negotiated extensions on each of the outstanding 2008 Secured Promissory Notes. In consideration for these one to eleven month extensions, QuantRx granted an aggregate of 132,500 shares of common stock (fair value $45,225) and warrants to purchase 57,500 shares of common stock with a five year term for $0.85 (fair value $17,300).

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

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value, with a conversion ratio of 1.5 common shares for each share of Series A preferred stock. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had no issued and outstanding shares of its Series A convertible preferred stock at December 31, 2008 and 2007.

14.  STOCK PURCHASE WARRANTS

Common Stock Warrants

In December 2008, QuantRx issued 25,000 shares of common stock (fair value $9,250) and warrants to purchase 25,000 shares of common stock (fair value $7,375) in connection with the issuance of two 2008 Notes, maturing July 31, 2009. Additionally, warrants issued to these investors in connection with previous debt financings were modified, reducing their exercise prices to $0.55.  The aggregate incremental fair value of these modifications was $1,650; the relative fair value was $1,390, which was recorded as debt discount and is being amortized over the term of each Note.

On December 15, 2008, QuantRx negotiated extensions on each of the then-maturing 2008 Secured Promissory Notes. In consideration for one of these seven and a half month extensions, QuantRx modified the holder’s warrants to purchase 20,000 shares of common stock by reducing the exercise price from $0.85 to $0.55. The incremental value of this modification was $400, which was recorded as prepaid interest and is being amortized over the term of the extension as interest expense.

On October 31, 2008, in connection with the issuance of a $200,000 2008 Note, the holder was issued warrants for the purchase of 50,000 shares of common stock (fair value $16,000) with a term of five years and an exercise price of $0.55. Additionally, in connection with the issuance, the exercise price on previously issued warrants to purchase 437,500 shares of common stock was revised from $1.25 to $0.55, and previously issued warrants to purchase 375,000 shares of common stock was revised to $0.75 to $0.55.

On September, October and November 15, 2008, QuantRx negotiated extensions on each of the outstanding 2008 Secured Promissory Notes. In consideration for these one to eleven month extensions, QuantRx granted an aggregate of 132,500 shares of common stock (fair value $45,225) and warrants to purchase 57,500 shares of common stock with a five year term and an exercise price of $0.85 (fair value $17,300

In August 2008, QuantRx completed a private placement of 8% promissory notes, common stock, and warrants to purchase shares of QuantRx’s common stock. In connection with the private placement, QuantRx issued 250,000 shares of common stock (with a relative fair value of $132,827) and warrants with a five-year term to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $0.85 (with a relative fair value of $108,159). The notes, common stock and warrants were offered only to certain private accredited investors.

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

In April 2008, QuantRx completed a limited warrant exercise inducement targeting large warrant holders who have expressed an interest to participate. The inducement was a reduction in the exercise price from $1.50 to $0.70 to a limited number of warrant holders who acquired the warrants in conjunction with prior common stock purchases. Warrants to purchase an aggregate of 241,699 shares of common stock were exercised and exchanged for our common stock for total proceeds of $169,189.

In April 2008, the Company issued common stock warrants with a five year term in consideration of a financial advisory and investor relations consulting services agreement. The warrant represents the right to purchase 200,000 shares of common stock at an exercise price of $0.89 and vests ratably each month over a one year term. The fair value of the warrant was calculated to be $148,000 on grant date, and shall be remeasured during the vesting term as required. Consulting expense related to the issuance of these warrants was $34,000 for the year ended December 31, 2008.

In April 2008, the Company issued warrants with a five year term to purchase 25,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics. The fair value of these warrants was calculated to be $16,250, and will be expensed over a one year term. Consulting expense related to the issuance of these warrants was $11,576 for the year ended December 31, 2008.

In the first quarter of 2008, QuantRx completed a private placement of 10% senior secured convertible notes and warrants to purchase shares of common stock. In connection with the private placement, QuantRx issued warrants with a five-year term to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $1.25. The notes and the warrants were offered only to certain private accredited investors. In association with the issuance of these convertible notes, QuantRx issued warrants for services to purchase 100,000 shares of common stock at $1.10 per share valued at $55,750.

On October 16, 2007, QuantRx completed a private placement of 10% senior secured convertible promissory notes and warrants to purchase shares of QuantRx' common stock. In connection with the private placement, QuantRx issued warrants to purchase 250,000 shares of QuantRx' common stock at an exercise price of $0.75 (relative fair value of $134,454). The warrants entitle the holder thereof to purchase the number of shares of QuantRx' common stock equal to 20% of the shares underlying such holder's note on the original issue date. The notes and the warrants were offered only to certain private accredited investors. In association with the issuance of these convertible notes, QuantRx issued warrants for services to purchase 100,000 shares of common stock at an exercise price of $0.75 per share valued at $65,000.

Throughout 2007, the Company issued warrants to purchase an aggregate of 14,000 shares of common stock with five-year terms and exercise prices equal to the market price on the dates of grant (varying between $0.61 to $1.15).  These warrants were in consideration of business development consulting services. The fair value of these warrants was $11,160, and was expensed in 2007.

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

On April 16, 2007, the Company issued a warrant in consideration of a financial advisory and investor relations consulting services agreement with an initial one year term. The original agreement was modified June 20, 2007. The original warrant had a term of five years and represented the right to purchase 350,000 shares of common stock at an exercise price of $1.35 and vested ratably each month over the initial one year term. The fair value of the original warrant was calculated to be $420,000. On June 20, 2007, the agreement was modified and the original warrant was cancelled. The warrant issued upon modification of the agreement has the same terms as the originally issued warrant other than it represents the right to purchase 150,000 shares of common stock at an exercise price of $0.95, which was the closing price on the modification date. The fair value of the modified warrant was calculated to be $126,000 on the modification date, and shall be remeasured during the vesting term as required. Consulting expense related to the issuance of these warrants was $5,438 in 2008 and $114,062 in 2007, which includes $28,000 expensed in the second quarter of 2007 related to the cancelled warrants.

On April 16, 2007, the Company issued common stock warrants with a five year term to purchase 50,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics. The fair value of these warrants was calculated to be $60,000, and will be expensed over the initial year of the agreement. Consulting expense related to the issuance of these warrants was $17,377 in 2008 and $42,623 in 2007.

In the first quarter of 2007, QuantRx issued 200,000 common stock warrants with a five-year term to purchase 200,000 shares of common stock at an exercise price of $1.50. The warrants were issued pursuant to a financial advisory services agreement, and the fair value of $250,000 for these warrants was expensed over the service term of four months.

On March 1, 2007, QuantRx issued warrants with a five-year term valued at $1,243,087 to purchase an aggregate of 1,059,750 shares of common stock at an exercise price of $1.50 per share to accredited investors in conjunction with a private placement of common stock. The Company issued warrants with a seven-year term to purchase 194,250 shares of common stock at $1.00 per share valued at $277,778 in connection with the private placement to Legend Merchant Inc.

The following is a summary of all common stock warrant activity during the two years ended December 31, 2008:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2006	5,854,484	$0.50 - 4.25	$1.23
Warrants granted	2,048,000	$0.61 - 1.50	$1.24
Warrants expired	-	-	-
Warrants exercised	(789,101)	$0.55 - 0.75	$0.74
Warrants issued and exercisable at December 31, 2007	7,113,383	$0.50 - 4.25	$1.20
Warrants granted	1,235,000	$0.55 - 1.35	$0.96
Warrants expired	(180,000)	$1.92 - 4.25	$2.57
Warrants exercised	(241,699)	$0.70	$0.70
Warrants issued and exercisable at December 31, 2008	7,926,684	$0.50 - $ 2.00	$1.07

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2008:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	956,873	2.58	$0.50
$0.55	1,136,598	3.02	$0.55
$0.61	4,000	3.88	$0.61
$0.75	2,000	3.75	$0.75
$0.85	1,540,196	2.44	$0.85
$0.87	2,000	3.68	$0.87
$0.89	200,000	4.29	$0.89
$0.95	150,000	3.29	$0.95
$1.00	325,750	5.07	$1.00
$1.10	200,000	3.95	$1.10
$1.15	6,000	3.42	$1.15
$1.20	30,000	3.33	$1.20
$1.25	77,500	4.40	$1.25
$1.35	75,000	3.29	$1.35
$1.50	2,902,267	1.41	$1.50
$2.00	318,500	2.23	$2.00
	7,926,684	2.39	$1.07

The Company used the Black-Scholes option price calculation to value the warrants granted in 2008 and 2007 using the following assumptions: risk-free rate of 5.35% and 5.77%; volatility of 1.17 and 1.35; actual term and exercise price of warrants granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

15.  COMMON STOCK OPTIONS

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

In the fourth quarter of 2008, 6,250 non-qualified common stock options were granted to a member of the board of directors and issued from the Company’s Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.35, have a term of five years and vested immediately. The fair value of these options is $1,813.

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

Pursuant to SFAS No. 123(R), the fair value amounts will be accrued to compensation expense over the expected service terms, not to exceed the vesting period. The accrued compensation expense related to QuantRx’s options for the years ended December 31, 2008 and 2007 is $673,023 and $219,564, respectively.

The following is a summary of all common stock option activity during the two years ended December 31, 2008:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,372,500	$0.74
Options granted	419,250	$0.85
Options forfeited	-	-
Options exercised	-	-
Outstanding at December 31, 2007	1,791,750	$0.77
Options granted	559,250	$0.79
Options forfeited	(113,000)	$1.51
Options exercised	-	-
Outstanding at December 31, 2008	2,238,000	$0.74

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2007	1,207,872	$0.63
Exercisable at December 31, 2008	2,048,000	$0.69

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2008:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.35	6,250	5.00	$0.35	6,250	$0.35
$0.50	1,000,000	6.34	$0.50	1,000,000	$0.50
$0.69	6,250	4.00	$0.69	6,250	$0.69
$0.80	540,000	9.17	$0.80	450,000	$0.80
$0.85	413,000	8.78	$0.85	413,000	$0.85
$1.00	60,000	1.18	$1.00	60,000	$1.00
$1.15	75,000	7.57	$1.15	75,000	$1.15
$1.17	12,500	3.00	$1.17	12,500	$1.17
$1.60	125,000	7.26	$1.60	25,000	$1.60
	2,238,000	7.40	$0.74	2,048,000	$0.69

The weighted average remaining contractual term for fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 7.3 and 7.4 years, respectively.  The aggregate intrinsic value of all of QuantRx’s options is $0.

The weighted-average grant-date fair value of options granted during 2007 and 2008 was $0.83 and $0.75, respectively. There were no options exercised during 2007 and 2008; therefore there was no intrinsic value of options exercised and no related tax benefits were realized. The total fair value of shares vested during 2007 and 2008 was $241,708 and $621,695, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	583,878	$1.02
Options granted	559,250	$0.75
Options vested	(840,128)	$0.74
Options forfeited	(113,000)	$1.49
Nonvested at December 31, 2008	190,000	$1.20

As of December 31, 2008, there was approximately $133,367 of unrecognized compensation cost related to nonvested options. Weighted average period of nonvested stock options was 8.2 years as of December 31, 2008.

The Company used the Black-Scholes option price calculation to value the options granted in 2008 and 2007 using the following assumptions: risk-free rate of 5.35% and 5.77%; volatility of 1.17 and 1.35; actual term and exercise price of options granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

16.  RELATED PARTY TRANSACTIONS

In August 2008, in connection with a debt financing, QuantRx incurred cash commissions of $50,000 to Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. These commissions are outstanding as of December 31, 2008.

On June 16, 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $64,000 to purchase an aggregate of 100,000 shares of common stock at $0.85 per share to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $55,000 are due to Burnham Hill Partners for its role as placement agent in the transaction as of December 31, 2008.

In the first quarter of 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $55,750 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 are due to Burnham Hill Partners for its role as placement agent in the transaction as of December 31, 2008.

An executive officer of our majority-owned subsidiary, who is also a beneficial owner of approximately 25% of the subsidiary’s outstanding shares, was due $40,000 for licensing fees related to patent license agreements, $120,191 for advances to fund general operating expenses and $142,500 for accrued payroll as of December 31, 2008, of which $160,191 was included in accounts payable and $142,500 was included in accrued expenses.  At December 31, 2007, $20,155 was included in accounts payable, of which $20,000 related to licensing fees.

In October 2007, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $65,000 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 were incurred for Burnham Hill Partners for its role as placement agent in the transaction, of which $50,000 was paid in the third quarter of 2008, and $20,000 remains outstanding as of December 31, 2008.

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

A member of the Company’s board of directors served as a consultant to the Company on various business, strategic, and technical issues. His contract expired May 31, 2008.  Fees paid and expensed under these agreements for these services by the Company during the years ended December 31, 2008 and 2007 were $20,000 and $48,000, respectively. In addition to the contract fees paid, reimbursable expenses totaling $10,000 were paid in 2007.

17.  SUBSEQUENT EVENTS

Senior Secured Convertible Notes

In the first quarter of 2009, the Company issued additional 10% senior secured convertible promissory notes maturing July 31, 2009, in the aggregate principal amount of $325,000, and an aggregate of 81,250 shares of common stock (fair value $33,813) and warrants to purchase 81,250 shares of common stock with a five year term and an exercise price of $0.55 (fair value $18,188).  See Note 10, under the heading “2008 Senior Secured Convertible Notes” for details on the notes, common stock and warrants and their accounting. At March 31, 2009, the Company issued 10% convertible notes in the aggregate amount of $66,416 for quarterly interest in the form of paid-in-kind notes.

Secured Promissory Notes Payable

As of December 31, 2008, one holder of a 2008 Secured Promissory Note agreed to an extension of the remaining $100,000 outstanding principal. In consideration for this extension, QuantRx granted a warrant in January 2009 to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.50 (fair value $18,000) and modified warrants to purchase an aggregate 80,000 shares of common stock, reducing the exercise price from $0.85 to $0.55. The fair value of the consideration will be expensed over the term of the extension.  See also Note 10, under the heading “2008 Secured Promissory Notes Payable” for specifics on the extension period.

Unsecured Promissory Notes Payable

In the first quarter of 2009, the Company issued additional 8% Promissory Notes originally maturing March 31, 2009, in the aggregate principal amount of $115,000, and warrants to purchase an aggregate of 115,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $28,850).  As of March 31, 2009, the holders agreed to extend the maturity date to June 30, 2009. In consideration for this extension, QuantRx granted warrants to purchase an aggregate of 80,500 shares of common stock with a five year term and an exercise price of $0.55 (aggregate fair value $12,075). The fair value of the consideration will be expensed over the term of the extension.  See Note 10, under the heading “2008 Unsecured Promissory Notes Payable” for details on these notes and warrants and their accounting.

In the second quarter of 2009, the Company issued $50,000 8% Promissory Notes maturing May 31, 2009 and $50,000 8% Promissory Notes maturing June 30, 2009, and warrants to purchase an aggregate of 100,000 shares of common stock with a five year term and an exercise price of $0.55 (aggregate fair value $15,000).  See Note 10, under the heading “2008 Unsecured Promissory Notes Payable” for details on these notes and warrants and their accounting.

QuantRx executed an extension with a holder of a $500,000 2008 Promissory Note as of January 31, 2009, extending the maturity date to May 31, 2009.  In consideration for this extension, QuantRx granted 100,000 shares of common stock with a fair value of $48,000 and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $27,000).  Additionally, warrants to purchase 125,000 shares of common stock were modified, reducing the exercise price from $0.85 to $0.55.  The fair value of the consideration will be expensed over the term of the extension.