Form 10-Q
period 2009-03-31
QUANTRX BIOMEDICAL CORP
filed 2009-05-15
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of shares outstanding of the issuer’s common stock as of May 6, 2008 was 43,067,630.

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

ITEM 1.             Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$370,759	$66,226
Accounts receivable	66,070	45,760
Interest receivable, net of allowance for bad debt of $14,000	-	-
Interest receivable – related party	35,689	31,689
Inventories	38,702	40,138
Prepaid expenses	165,805	189,049
Note receivable, net of allowance for bad debt of $200,000	-	-
Note receivable – related party	200,000	200,000
Deferred finance costs, net	-	8,693
Deposits	175,000	104,146
Total Current Assets	1,052,025	685,701

Investments	200,000	200,000
Property and equipment, net	471,320	496,206
Intangible assets, net	1,967,195	2,012,097
Security deposits	11,093	10,667
Total Assets	$3,701,633	$3,404,671

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,370,620	$2,205,661
Accrued expenses	387,619	298,692
Deferred revenue, current	42,115	58,781
Short-term convertible notes payable, net of discount	2,936,422	2,510,054
Short-term secured promissory notes payable	320,000	350,000
Short-term promissory notes payable, net of discount	1,196,237	1,061,278
Liability for subsidiary stock subscriptions	350,000	-
Security deposits	2,000	2,000
Loans payable, current position	2,891	5,731
Total Current Liabilities	7,607,904	6,492,197
Notes payable, long-term portion	44,000	44,000
Total Liabilities	7,651,904	6,536,197

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized Series A shares; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 75,000,000 authorized; 43,067,630 and 42,886,380 shares issued and outstanding	430,676	428,863
Additional paid-in capital	41,978,570	41,549,234
Accumulated deficit	(46,249,749)	(45,109,623)
Total QuantRx Stockholders’ Equity (Deficit)	(3,840,503)	(3,131,526)
Noncontrolling Interest Deficit in Subsidiary	(109,768)	-
Total Stockholders’ Equity (Deficit)	(3,950,271)	(3,131,526)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,701,633	$3,404,671

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues	$159,488	$92,172

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	1,351	3,932
Sales and marketing	159	52,627
General and administrative	721,344	683,644
Professional fees	95,050	323,068
Research and development	235,000	477,012
Amortization	44,901	44,742
Depreciation	24,888	26,785
Total Costs and Operating Expenses	1,122,693	1,611,810

Loss from Operations	(963,205)	(1,519,638)

Other Income (Expense):
Interest and dividend income	5,134	6,645
Interest expense	(178,961)	(43,117)
Rental income	5,870	6,320
Amortization of debt discount to interest expense	(144,044)	(33,938)
Amortization of deferred financing costs to interest expense	(8,693)	(28,722)
Loss on extinguishment of debt	-	(439,445)
Loss on disposition of fixed assets	-	(1,787)
Total Other Income (Expense), net	(320,694)	(534,044)

Loss Before Taxes	(1,283,899)	(2,053,682)

Provision for Income Taxes	-	-

Net Loss	(1,283,899)	(2,053,682)

Net Loss Attributable to Noncontrolling Interest in Subsidiary	143,773	36,441

Net Loss Attributable to QuantRx	$(1,140,126)	$(2,017,241)

Basic and Diluted Net Loss per Common Share	$(0.03)	$(0.05)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	42,936,519	41,699,681

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,140,126)	$(2,017,241)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	69,789	71,527
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	152,737	62,660
Expenses related to employee stock based compensation	293,746	158,547
Expenses related to stock options issued to non-employees	12,608	1,875
Expenses related to common stock warrants issued for consulting	416	20,312
Non-cash fair value of warrants and options issued for consulting	-	79,415
Non-cash incremental fair value of modified warrants issued for interest	6,250	-
Non-cash fair value of warrants issued for interest	39,000	-
Non-cash fair value of common stock issued for interest	39,000	-
Loss on extinguishment of debt	-	439,445
Loss on disposition of fixed assets	-	1,787
Issuance of convertible notes for accrued interest	66,416	6,301
Noncontrolling interest	(143,773)	(36,441)
(Increase) decrease in:
Accounts receivable	(20,310)	(28,836)
Interest receivable	(4,000)	(4,039)
Inventories	1,436	(3,129)
Prepaid expenses	23,244	(29,315)
Deposits	4,146	1,228
Security deposits	(426)	-
Increase (decrease) in:
Accounts payable	164,959	301,533
Accrued expenses	88,927	(36,233)
Deferred revenue	(16,666)	-

Net Cash Used by Operating Activities	(362,627)	(1,010,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchases of fixed assets	-	(4,394)
Cash paid for deposit on asset acquisition	(75,000)	-
Cash paid for licensing agreement	-	(20,000)
Cash paid for capitalized website development costs	-	(600)

Net Cash Used by Investing Activities	(75,000)	(24,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	115,000	-
Proceeds from issuance of senior secured convertible notes, net of legal fees of $0 and $7,500	325,000	992,500
Payments of senior secured promissory notes	(30,000)	-
Payments of promissory notes	(15,000)	-
Payments on loan payable used to finance equipment purchase	(2,840)	(2,650)
Cash received for subsidiary stock subscriptions	350,000	-
Payment of payables related to fixed asset purchases	-	(10,798)

Net Cash Provided by Financing Activities	742,160	979,052

Net Increase (Decrease) in Cash and Cash Equivalents	304,533	(56,546)

Cash and Cash Equivalents, Beginning of Period	66,226	213,332

Cash and Cash Equivalents, End of Period	$370,759	$156,786

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$9,135	$1,123
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities Financing and Investing Activities:
Fair value of warrants issued to placement agents for debt financing costs	$-	$55,750
Fair value of common stock issued with senior secured convertible notes	29,105	-
Fair value of warrants issued with senior secured convertible notes	15,649	122,036
Fair value of beneficial conversion feature embedded in senior secured convertible notes	6,325	647,760
Fair value of warrants issued with promissory notes	23,054	-
Increase in payables related to purchase of fixed assets	-	8,803
Increase in payables related to license acquisition	-	8,715
Increase in payables for debt financing costs	-	70,000

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

Description of Business and Basis of Presentation

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

QuantRx is a diagnostics company focused on the development and commercialization of innovative diagnostic products for the Point-of-Care (POC) markets based on its patented technology platforms for the worldwide healthcare industry. These platforms include: RapidSense® point-of-care testing products based on QuantRx core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets; and PAD technology for the consumer markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs. Additionally, the Company has made significant investments in a company developing Single Nucleotide Polymorphism (SNP) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets; and molecular imaging agents for Positron Emission Tomography (PET) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.

The Company’s overall growth strategy is to: (i) leverage its broad-based IP and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize products through corporate partners and distributors; and (iii) contract manufacturing to third parties while maintaining control over the manufacturing process.

The interim consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods reported.  The interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although QuantRx believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These interim financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

These consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, FluoroPharma, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. See Notes 2 and 15 for additional information. When used in these notes, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Biomedical Corporation, a Nevada corporation, and its subsidiary.

1.	Management Statement Regarding Going Concern

The Company has not generated sufficient revenues from operations to meet its operating expenses. For this reason, the Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company’s board is contemplating additional cost reduction efforts to allow additional time to secure required funding.

Management believes that given our current cash position, there is substantial doubt about our ability to continue as a going concern. We are actively pursuing various funding options, including equity offerings, debt financing, strategic corporate alliances, and business combinations, to obtain additional financing to continue the development of our products and bring them to commercial markets. The Company is currently negotiating several potential transactions; however, there can be no assurance that we will be successful in our efforts to raise additional capital. Additionally, certain of our debt instruments contain certain covenants which could limit our ability to issue additional debt. Should we be unable to acquire necessary waivers from certain of our existing note holders or raise adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

2.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments

QuantRx follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.”  SFAS No. 123(R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  QuantRx uses the Black-Scholes method in determining fair value.  Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123(R), which resulted in employee stock-based compensation expense for the three months ended March 31, 2009 and 2008, of $293,746 and $158,547, respectively (including $66,267 and $6,896 relating to subsidiary options in 2009 and 2008).

In the case of modifications, the Black-Scholes model is used to value the warrant on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification on the date of modification determines the incremental value. In 2009 and 2008, QuantRx modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of equity issuances, these warrants were originally accounted for as additional paid-in-capital. In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year:

	2009	2008
Risk-free interest rate	3.24%	5.35%
Expected volatility	70%	117%
Dividend yield	0%	0%
Expected term	Actual term	Actual term

Cash and Cash Equivalents

At March 31, 2009, $350,000 in cash and cash equivalents was being held relating to a stock subscription of QuantRx’s majority-owned subsidiary, FluoroPharma. In connection with this subscription, a liability for subsidiary stock subscriptions of $350,000 was reflected. This stock subscription was finalized in the second quarter of 2009; see Note 15, Subsequent Events.

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

As of March 31, 2009, the Company had common stock options of 2,280,500, common stock warrants of 9,182,934, and convertible debt subject to conversion into 5,998,791 shares outstanding.  The above options, warrants, and convertible securities were deemed to be antidilutive for the three months ended March 31, 2009.

As of March 31, 2008, the Company had common stock options of 2,344,750, common stock warrants of 7,463,383, and convertible debt subject to conversion into 4,314,493 shares outstanding.  The above options, warrants, and convertible securities were deemed to be antidilutive for the three months ended March 31, 2008.

Fair Value

Effective January 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities. The adoption of SFAS No. 157 had no impact on the Company’s consolidated results of operations or financial condition.

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

Noncontrolling Interest

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance; if this would result in a material change to consolidated net income, pro forma financial information is required. SFAS No. 160 is effective for QuantRx beginning in the first quarter of 2009. The Company has recast its financial statements in accordance with this statement and, since allocating the noncontrolling interest its full share of the subsidiary’s losses did result in a material change to consolidated net loss, has provided pro forma disclosure; see Note 3, FluoroPharma. See also Note 15, Subsequent Events.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1),” which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by Statement 107. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the future impact FSP FAS 107-1 and APB 28-1 will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and FAS 124-2),” which clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. FSP 115-2 and FAS 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the future impact FSP 115-2 and FAS 124-2 will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4),” which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP 157-4 will be effective for QuantRx in the second quarter of 2009. The Company is currently evaluating the future impact FSP 157-4 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective November 15, 2008. The adoption of this statement did not have a material effect on QuantRx’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective beginning with the first quarter of 2009. Implementation of this standard has not had a material impact on QuantRx’s consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for QuantRx beginning in 2009. Implementation of this standard has not had a material impact on QuantRx’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) changes the accounting treatment and disclosure for certain specific items in a business combination. For QuantRx, SFAS No. 141(R) applies prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption of this statement did not have a material impact on QuantRx’s consolidated financial statements.

In November 2007, EITF No. 07-01, “Accounting for Collaborative Arrangements” was issued. EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that transactions within a collaborative arrangement that are part of a vendor-customer (or analogous) relationship are subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for fiscal years beginning after December 15, 2008. Adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2008 to conform to the presentation of the financial statements for the three months ended March 31, 2009. The reclassifications were to reflect the retrospective adoption of SFAS No. 160.

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

3.	FluoroPharma

As of March 31, 2009 and December 31, 2008, QuantRx owned approximately 57.78% of the issued and outstanding capital stock of FluoroPharma. FluoroPharma’s results of operations have been included in the accompanying consolidated financial statements. FluoroPharma, Inc. is a privately held molecular imaging company based in Boston, Massachusetts, engaged in the discovery, development, and commercialization of proprietary products for positron emission tomography. The investment in FluoroPharma is intended to strategically expand QuantRx’s diagnostic platforms.

Acquired intangibles primarily consist of licensed patent rights and technology licenses and are estimated to have a weighted average life of 15 years.  Amortization expense related to these intangibles for the three months ending March 31, 2009 and 2008, was $34,284 and $34,284.

Noncontrolling interest (formerly referred to as minority interests) of $275,288 at April 1, 2007, resulted from the consolidation of FluoroPharma reflecting the interests held by third parties of FluoroPharma.  Through December 31, 2008, the portion of FluoroPharma’s losses attributable to the noncontrolling interest have been recorded, reducing the noncontrolling interest to zero. Beginning January 1, 2009, the Company implemented SFAS No. 160, which required allocating the noncontrolling interest’s portion of FluoroPharma’s net losses in their entirety, resulting in losses attributable to noncontrolling interest of $143,773 and a noncontrolling interest deficit of $109,768.  Had SFAS No. 160 not been implemented, net loss attributable to noncontrolling interest would have been $34,005 and noncontrolling interest would have been limited to zero; QuantRx’s net loss would have been $1,249,894.  See Note 15, Subsequent Events.

4.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	March 31, 2009	December 31, 2008
Prepaid expenses:
Prepaid consulting	$67,239	$92,649
Prepaid consulting – related party	667	4,674
Prepaid insurance	35,081	37,473
Prepaid interest	51,538	44,426
Prepaid rent	5,310	5,310
Other	5,970	4,517
Prepaid expenses	$165,805	$189,049

Deferred financing costs:
Deferred financing costs	$-	$133,250
Less: accumulated amortization	-	(124,557)
Deferred financing costs, net	$-	$8,693

Property and equipment:
Computers and office furniture, fixtures and equipment	$136,690	$136,690
Machinery and equipment	466,338	466,338
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(223,941)	(199,055)
Property and equipment, net	$471,320	$496,206

Accrued expenses:
Payroll and related	$206,250	$156,750
Professional fees	61,300	43,800
Accrued interest	69,069	41,142
Other	51,000	57,000
Accrued expenses	$387,619	$298,692

5.	Notes Receivable

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (GUSA) through an 8% promissory note due April 8, 2007. The note is currently convertible at QuantRx’s discretion into 10% of GUSA’s outstanding capital stock on a fully diluted and as converted basis. QuantRx continues to explore the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note shall continue to accrue interest. QuantRx accrued interest of $4,000 and $16,040 on this note for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms. See Note 6 for additional information on GUSA.

Rockland Technimed, Ltd.

In April 2006, QuantRx advanced $200,000 to Rockland Technimed, Ltd. (Rockland) through a one-year 7% convertible promissory note.  Rockland, a privately held Delaware corporation, is a development stage company focused on the research and development of tissue viability imaging diagnostics using magnetic resonance imaging (MRI) scanners.  The note is convertible at QuantRx’s discretion into 20% of Rockland’s outstanding capital stock on a fully diluted and as converted basis to satisfy the note and accrued interest. QuantRx ceased accruing interest as of the maturity date and established an allowance for bad debt in the amount equal to the principal balance and accrued interest, $214,000, as the Company attempts to resolve this matter.

6.	Investments

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of March 31, 2009, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA on a fully diluted and as converted basis.

QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies.  In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy.  No impairment was recognized as of March 31, 2009.

7.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2009	December 31, 2008
Licensed patents and patent rights	$2,197,020	$2,197,020
Patents	82,008	82,008
Technology license	22,517	22,517
Website development	49,711	49,711
Less: accumulated amortization	(384,061)	(339,159)
Intangibles, net	$1,967,195	$2,012,097

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $44,901 and $44,742 for the three months ended March 31, 2009 and 2008, respectively.  Impairment will be considered in accordance with the Company’s impairment policy. No impairment was recognized as of March 31, 2009.

8.	Deferred Revenue

On May 19, 2008, QuantRx and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specifies monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  QuantRx received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and is being amortized into revenue over the expected development period of the agreement, which is estimated as 18 months. QuantRx recognized revenue of $33,335 in the three months ended March 31, 2009 related to this agreement.

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

10.	Convertible Debt

Notes payable as of March 31, 2009 and December 31, 2008 were comprised of the following:

	March 31, 2009	December 31, 2008
Short-term convertible notes payable, net:
Senior secured convertible notes payable	$2,999,396	$2,607,979
Less: discount for common stock, warrants and conversion feature, net	(62,974)	(97,925)
Short-term convertible notes payable, net	$2,936,422	$2,510,054

Short-term secured promissory notes payable:
Secured promissory notes payable	$320,000	$350,000
Less: discount for common stock and warrants, net	-	-
Short-term secured promissory notes payable, net	$320,000	$350,000

Short-term promissory notes payable, net:
Unsecured promissory notes payable	$1,207,890	$1,107,890
Less: discount for common stock and warrants, net	(11,653)	(46,612)
Short-term promissory notes payable, net	$1,196,237	$1,061,278

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

The 2007 Notes were automatically convertible into shares of QuantRx common stock upon completion of a “qualified” equity financing with aggregate gross proceeds of at least $3,000,000. Under the terms of the 2007 Notes, holders would have been deemed to have tendered 115% of their aggregate outstanding principal balance and accrued interest for purchase of securities in the qualified equity financing, entitling the holders to all rights afforded to purchasers in such financing (“contingent embedded conversion option”). Alternatively, the 2007 Notes allowed the holders to convert their outstanding principal and accrued interest into common stock at a price of $0.80 per common share (“embedded conversion option”). Either conversion would have resulted in the satisfaction of all of QuantRx’s obligations under the 2007 Notes.

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

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants. See Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

2008 Senior Secured Convertible Notes

 In the first quarter of 2008, the Company issued 10% senior secured convertible notes (the “2008 Notes”) to certain accredited investors. In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $2,157,247 and warrants with a five-year term to purchase 250,000 shares of QuantRx’s common stock at an exercise price of $1.25. The warrants provide for full antidilution protection to the holders and allow for cashless exercise.

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

In the event QuantRx did not complete a qualified financing and holders do not voluntarily convert, QuantRx was to repay the outstanding principal balance and accrued and unpaid interest on January 23, 2009. All holders have extended this maturity date to July 31, 2009. Interest on the outstanding principal amount of the 2008 Notes is payable quarterly in cash or, at the holders’ option, in additional 10% senior secured convertible notes with a principal amount equal to the calculated interest amount. QuantRx has the right to prepay the 2008 Notes at 106% of face value and 100% of accrued interest by providing ten days notice. In connection with the financing QuantRx entered into 1) a stock pledge agreement, pursuant to which QuantRx granted to the holders a continuing and perfected first priority security interest in certain equity securities owned by QuantRx of two private companies and specified rights and interests associated with the pledged shares, as well as 2) a patent, trademark and copyright security agreement, pursuant to which QuantRx granted to the holders a continuing and perfected first priority security interest in all of its owned or acquired patents, trademarks and copyrights and specified intellectual property and related rights and interests associated therewith. If an event of default occurs under the 2008 Notes, the holders have agreed not to take any action with respect to the collateral for 120 days after the holders provide QuantRx with notice of the holders’ proposed action. The stock pledge agreement and the patent, trademark and copyright security agreement, and the security interests created thereby, will terminate upon QuantRx’s satisfaction in full of its payment obligations under the 2008 Notes. In connection with the 2008 Notes, QuantRx may not issue any new indebtedness while at least 50% of the original principal amount of the notes remains outstanding without the consent of holders of at least 75% of the principal amount of the then outstanding notes.

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

 QuantRx determined that the terms of the 2008 Notes were “substantially different”, as described in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, from the terms of the 2007 Notes based on the greater than 10% change in the present value of the cash flows associated with the 2008 Notes and the 2007 Notes. As a result, the Company recorded the 2008 Notes issued in exchange for the 2007 Notes at fair value on the date of issuance and recorded a loss on extinguishment of $439,445, which includes $189,101 and $99,399 representing the remaining unamortized debt discount and deferred finance costs related to the 2007 Notes, respectively. In accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company also remeasured the intrinsic value of the beneficial conversion feature embedded in the 2007 Notes at the time of extinguishment and determined that it had no value as the closing stock price on the date of extinguishment was less than the effective conversion price; therefore no allocation of the reacquisition price for the repurchase of the beneficial conversion feature embedded in the 2007 Notes was required. Additionally, there were no warrants issued to the holders of the 2007 Notes related to their exchange of 2007 Notes for 2008 Notes.

 The cash proceeds from the 2008 Notes issued in the first quarter of 2008 of $1,000,000 were allocated between the notes and the warrants on a relative fair value basis in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” QuantRx allocated $122,035 of the principal amount of $1,000,000 to the warrants as original issue discount, which represented the relative fair value of the warrants at the date of issuance.

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

In the fourth quarter of 2008 and the first quarter of 2009, the Company issued additional 2008 Notes maturing July 31, 2009 aggregating $625,000 ($325,000 in 2009 and $300,000 in 2008) with substantially the same terms as the 2008 Notes. In connection with these note issuances, warrants with a five-year term to purchase 156,250 shares of common stock at an exercise price of $0.55 and 106,250 shares of common stock were also issued. Additionally, certain warrants that were previously issued to the holders through previous financing transactions were modified by reducing their exercise prices to $0.55.

The accounting for the additional 2008 Notes is consistent with the original 2008 Notes. The cash proceeds from these additional 2008 Notes of $625,000 were allocated between the notes, common stock, new and modified warrants on a relative fair value basis. QuantRx allocated the relative fair values of the common stock ($36,922), new warrants ($34,567), and modified warrants ($30,131) at the date of issuance to original issue discount. Additionally, a beneficial conversion feature of $7,752 was accounted for as original issue discount. No deferred finance costs were incurred on these additional 2008 Notes.

In the aggregate for all 2008 Notes, the fair value of the warrants issued to placement agents and the cash commissions and legal fees have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors, the beneficial conversion feature, and the deferred financing costs are being amortized to interest expense over the original term of each 2008 Note in accordance with EITF 00-27, paragraph 19. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Notes was $163,974 and $74,823 for the quarters ended March 31, 2009 and 2008. At March 31, 2009, the Company issued 10% convertible notes in the aggregate amount of $66,416 for quarterly interest in the form of paid-in-kind notes.

2008 Secured Promissory Notes Payable

In the second quarter of 2008, the Company commenced a private placement to certain accredited investors through the issuance of 8% senior secured promissory notes (the “2008 Secured Promissory Notes”). The private placement closed in the third quarter of 2008.  In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $550,000, and an aggregate of 137,500 shares of common stock and warrants with a five-year term to purchase 137,500 shares of common stock warrants at a per share exercise price of $0.85.  The warrants provide for full antidilution protection to the holders and allow for cashless exercise. The 2008 Secured Promissory Notes were originally due on September 15, 2008, along with all accrued and unpaid interest. QuantRx used the net proceeds from the offering for product development, working capital and general corporate purposes.

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

On the original maturity date, September 15, 2008, one note for $100,000 was settled in full and the Company negotiated monthly extensions of one to three months on the remaining notes. At September 15, 2008, QuantRx granted an aggregate of 22,500 shares of common stock (fair value $11,475) and warrants to purchase 22,500 shares of common stock with a five year term and an exercise price of $0.85 (fair value $9,000) which for a one-month extension. The second and third one-month extensions were executed on October and November 15, 2008, on 2008 Secured Promissory Notes with an aggregate principal of $150,000.  In consideration for these stages, QuantRx granted an aggregate of 15,000 shares of common stock (fair value $5,250) and warrants to purchase 15,000 shares of common stock (fair value $3,900) with a five year term and an exercise price of $0.85. The consideration for the extensions was recognized as prepaid interest and was amortized over the extension periods. On December 15, 2008, when these Notes matured, the holders agreed to extend the maturity date to July 31, 2009. In consideration for one of these seven and a half month extensions, QuantRx modified the holder’s warrants to purchase 20,000 shares of common stock by reducing the exercise price from $0.85 to $0.55. The incremental value of this modification was $400, which was recorded as prepaid interest and is being amortized over the term of the extension as interest expense.

On October 15, 2008, QuantRx executed an eleven-month extension with a holder of a $100,000 2008 Secured Promissory Note.  In consideration for this extension, QuantRx granted 75,000 shares of common stock with a fair value of $22,500, which will be expensed over the term of the extension.

QuantRx executed an extension with a holder of a $200,000 2008 Secured Promissory Note as of October 15, 2008, extending the maturity dates as follows: $50,000 and related accrued interest due October 31, 2008; $50,000 and related accrued interest due November 30, 2008; $100,000 and related accrued interest due December 31, 2008. In consideration for this extension, QuantRx granted 20,000 shares of common stock (fair value $6,000) and warrants to purchase 20,000 shares of common stock (fair value $4,400) with a five year term and an exercise price of $0.85; the fair values of which were expensed over the term of the extension. As of December 31, 2008, this holder agreed to an extension of the remaining $100,000 outstanding principal as follows: $10,000 and related accrued interest due monthly beginning January 31, 2009, with a final payment due June 30, 2009.  In consideration for this further extension, QuantRx granted a warrant in January 2009 to purchase 100,000 shares of common stock (fair value $18,000) with a five year term and an exercise price of $0.50 and modified warrants to purchase an aggregate 80,000 shares of common stock, reducing the exercise price from $0.85 to $0.55. The fair value of the consideration will be expensed over the term of the extension.

In the aggregate, QuantRx recorded $23,528 in interest expense, including amortization of original issue discount, deferred financing costs and prepaid interest, related to the 2008 Secured Promissory Notes for the quarter ended March 31, 2009.

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants. See Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

2008 Unsecured Promissory Notes Payable

In August 2008, the Company completed a private placement to certain accredited investors through the issuance of 8% promissory notes (the “2008 Promissory Notes”). In connection with the private placement, QuantRx issued notes in the aggregate principal amount of $1,000,000, and an aggregate of 250,000 shares of common stock and warrants with a five-year term to purchase 250,000 shares of common stock at an exercise price of $0.85.  The warrants provide for full antidilution protection to the holders and allow for cashless exercise. The 2008 Promissory Notes were due on October 31, 2008, along with all accrued and unpaid interest. QuantRx used the net proceeds from the offering for product development, working capital and general corporate purposes.

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

QuantRx executed an extension with a holder of a $500,000 2008 Promissory Note as of October 31, 2008, extending the maturity date to January 31, 2009.  In consideration for this extension, QuantRx granted 200,000 shares of common stock with a fair value of $80,000 and revised the interest rate on the original 8% note to 10% effective as of the origination date, which was expensed over the term of the extension.  QuantRx executed a further extension with this holder as of January 31, 2009, extending the maturity date to May 31, 2009.  In consideration for this extension, QuantRx granted 100,000 shares of common stock (fair value $39,000) and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000).  Additionally, warrants to purchase 125,000 shares of common stock were modified, reducing the exercise price from $0.85 to $0.55 (incremental fair value $3,750).  The fair value of the consideration will be expensed over the term of the extension.

In the first quarter of 2009, the Company issued additional 8% Promissory Notes originally maturing March 31, 2009, in the aggregate principal amount of $115,000, and warrants to purchase an aggregate of 115,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $28,850).  As of March 31, 2009, the holders agreed to extend the maturity date to June 30, 2009. In consideration for this extension, in April 2009, QuantRx granted warrants to purchase an aggregate of 80,500 shares of common stock with a five year term and an exercise price of $0.55 (aggregate fair value $12,075). The fair value of the consideration will be expensed over the term of the extension.

The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs are being amortized to interest expense over the original terms of the 2008 Promissory Notes in accordance with EITF 00-27, paragraph 19. In the aggregate, QuantRx recorded $141,921 in interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Promissory Notes for the quarter ended March 31, 2009.

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants. See Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

11.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value. The remaining 15,250,000 authorized preferred shares have not yet been designated by the Company. The Company had no issued and outstanding preferred stock at March 31, 2009 or December 31, 2008.

12.	Common Stock, Options and Warrants

In the first quarter of 2009, in connection with the issuance of 10% senior secured convertible promissory notes, the Company issued an aggregate of 81,250 shares of common stock (fair value $33,813) and warrants to purchase 81,250 shares of common stock with a five year term and an exercise price of $0.55 (fair value $18,188).

In the first quarter of 2009, in connection with an extension of a 2008 Promissory Note, QuantRx granted 100,000 shares of common stock with a fair value of $39,000 and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000).  Additionally, warrants to purchase 125,000 shares of common stock were modified, reducing the exercise price from $0.85 to $0.55.  The fair value of the consideration will be expensed over the term of the extension.

In the first quarter of 2009, the Company issued additional 8% Promissory Notes originally maturing March 31, 2009, in the aggregate principal amount of $115,000, and warrants to purchase an aggregate of 115,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $28,850).

In the first quarter of 2009, warrants to purchase an aggregate of 810,000 shares of common stock were granted to employees and warrants to purchase an aggregate of 50,000 shares of common stock were granted to certain consultants. The warrants were issued with an exercise price of $0.31, have a term of five years and vest immediately. The fair value of these options is $163,400.

In January 2009, in connection with an extension of a maturity date on a 2008 Secured Promissory Note, QuantRx granted a warrant to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.50 (fair value $18,000) and modified warrants to purchase an aggregate 80,000 shares of common stock, reducing the exercise price from $0.85 to $0.55. The fair value will be expensed over the term of the extension.

In December 2008, QuantRx issued 25,000 shares of common stock (fair value $9,250) and warrants to purchase 25,000 shares of common stock (fair value $7,375) in connection with the issuance of two 2008 Notes. Additionally, warrants issued to these investors in connection with previous debt financings were modified, reducing their exercise prices to $0.55.  The aggregate incremental fair value of these modifications was $1,650; the relative fair value was $1,390, which was recorded as debt discount and is being amortized over the term of each Note.

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

On September, October and November 15, 2008, QuantRx negotiated extensions on each of the outstanding 2008 Secured Promissory Notes. In consideration for these one to eleven month extensions, QuantRx granted an aggregate of 132,500 shares of common stock (fair value $45,225) and warrants to purchase 57,500 shares of common stock with a five year term and an exercise price of $0.85 (fair value $17,300).

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

On August 18, 2008, the Company issued a warrant in consideration of a three month consulting and investor relations services agreement. The warrant has a term of five years and represents the right to purchase 40,000 shares of common stock at an exercise price of $1.25. The fair value of this warrant was calculated to be $22,400 and was expensed over the term of the agreement.

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

2007 Incentive and Non-Qualified Stock Option Plan

Pursuant to SFAS 123(R), the fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to QuantRx’s employee options was $73,579 and $151,651 for the three months ended March 31, 2009 and 2008, respectively.

In the first quarter of 2009, an aggregate of 130,000 qualified common stock options were granted to employees and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.31, and have a term of five years. The options vest monthly over one year. The fair value of these options is $24,700.

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

13.	Related Party Transactions

In August 2008, in connection with a debt financing, QuantRx incurred cash commissions of $50,000 to Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. These commissions are outstanding as of March 31, 2009.

On June 16, 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $64,000 to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.85 to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $55,000 are due to Burnham Hill Partners for its role as placement agent in the transaction as of March 31, 2009.

In the first quarter of 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $55,750 to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.10 to Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 are due to Burnham Hill Partners for its role as placement agent in the transaction.

At March 31, 2009, cash commissions of $20,000 were due to Burnham Hill Partners for its role as placement agent in a debt financing transaction in October 2007.

An executive officer of our majority-owned subsidiary, who is also a beneficial owner of approximately 25% of the subsidiary’s outstanding shares, was due $40,000 for licensing fees related to patent license agreements, $177,679 for advances to fund general operating expenses and $172,500 for accrued payroll as of March 31, 2009, of which $217,679 was included in accounts payable and $172,500 was included in accrued expenses. At December 31, 2008, $160,191 was included in accounts payable, of which $40,000 related to licensing fees, and $142,500 was included in accrued expenses.

A member of the Company’s board of directors served as a consultant to the Company on various business, strategic, and technical issues. His contract expired May 31, 2008. Fees paid and expensed for these services by the Company during the three months ended March 31, 2008 were $12,000.

14.	Commitments and Contingencies

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011.  Some of these leases contain cancellation clauses, subject to a termination fee, and include allocations for common expenses subject to future adjustment.  Rent expense related to operating leases was approximately $43,857 and $42,123 for the three months ended March 31, 2009 and 2008, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of March 31, 2009 are estimated as follows:

Remainder of 2009	$70,209
2010	57,240
2011	43,875
Total minimum payments	$171,324

In February 2007, the Company began subleasing research and development lab space under the noncancellable operating leases. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sublease income for the three months ended March 31, 2009 and 2008, was $5,870 and $6,320, respectively, and is recorded in other income.

Executive Employment Contracts

The Company has an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At March 31, 2009, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

15.	Subsequent Events

In the second quarter of 2009, the Company issued $50,000 8% Promissory Notes maturing May 31, 2009 and $65,000 8% Promissory Notes maturing June 30, 2009, and warrants to purchase an aggregate of 115,000 shares of common stock with a five year term and an exercise price of $0.55 (aggregate fair value $17,100).  See Note 10, under the heading “2008 Unsecured Promissory Notes Payable” for details on these notes and warrants and their accounting.

On May 5, 2009, QuantRx and FluoroPharma, reorganized their relationship by terminating their investment agreements. The termination of these investment agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of the investment agreements and the additional investment in FluoroPharma, QuantRx agreed to convert all outstanding receivables from FluoroPharma, in the aggregate $1,568,567, into 1,148,275 shares of common stock. As a result of these transactions and the third party investment, QuantRx’ ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to approximately 45%, a noncontrolling interest, which will result in deconsolidation in the second quarter of 2009. As of March 31, 2009, FluoroPharma had received $350,000 relating to third party investments, which was recorded as stock subscription liability.

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

QuantRx is a diagnostics company focused on the development and commercialization of innovative diagnostic products for the Point-of-Care (POC) markets based on its patented technology platforms for the worldwide healthcare industry. These platforms include: RapidSense® point-of-care testing products based on QuantRx core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets; and PAD technology for the consumer markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs. Additionally, the Company has made significant investments in a company developing Single Nucleotide Polymorphism (SNP) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets; and molecular imaging agents for Positron Emission Tomography (PET) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.

The Company’s overall growth strategy is to: (i) leverage its broad-based IP and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize products through corporate partners and distributors; and (iii) contract manufacturing to third parties while maintaining control over the manufacturing process.

QuantRx is developing a hand-held optical imaging device which, when coupled with our RapidSense technology, will enable highly sensitive, quantitative, positive read, diagnostic testing to be performed economically at the point of care.

On May 5, 2009, QuantRx and FluoroPharma, reorganized their relationship by terminating their investment agreements. The termination of these investment agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of the investment agreements and the third party investment in FluoroPharma, QuantRx agreed to convert all outstanding receivables from FluoroPharma, in the aggregate $1,568,567, into 1,148,275 shares of common stock. As a result of these transactions and the third party investment, QuantRx’ ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to approximately 45%, a noncontrolling interest, which will result in deconsolidation in the second quarter of 2009.

Consolidated Results of Operations

Net operating revenues for the three months ended March 31, 2009 and 2008 were $159,488 and $92,172, respectively. The increase in revenues of $67,316 is due primarily to revenues of $33,335 related to short-term research and development agreements and $16,536 in royalty income.

General and administrative expense for the three months ended March 31, 2009 and 2008 was $721,344 and $683,644, respectively. The increase of $37,700 primarily reflects an increase in personnel related expenses of $153,060, primarily due to stock based compensation, offset by cost containment efforts, particularly in travel and related expenses.

Professional fees for the three months ended March 31, 2009 and 2008, were $95,050 and $323,068, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease of $228,018 primarily reflects decreased legal fees of $127,443; decreased FDA regulatory consulting of $40,966; and decreased investor and public relation consulting of $29,467.

Research and development expense for the three months ended March 31, 2009 and 2008, was $235,000 and $477,012, respectively. The decrease of $242,012 is due primarily to a decrease in contract research and development of $90,279, decreased personnel and related expenses of $85,857 and decreased materials and supplies of $30,335.

The Company’s net loss for the three months ended March 31, 2009 and 2008 was $1,140,126 and $2,017,241, respectively. The decreased net loss is primarily due to a $439,445 loss on extinguishment of convertible notes in the first quarter of 2008 and increased cost containment efforts. These decreases were offset by an increase of $225,921 in interest expense, including amortization of debt discount and deferred finance costs, resulting from our increased debt financing activity.

Liquidity and Capital Resources

As of March 31, 2009, QuantRx had cash and cash equivalents of $370,759, as compared to cash and cash equivalents of $66,226 as of December 31, 2008. The net increase in cash of $304,533 for the three months ended March 31, 2009, is primarily attributed to $440,000 in net proceeds from the issuance of 10% senior secured convertible notes and 8% promissory notes in the first quarter of 2009 (see Note 10 to the financial statements) and $350,000 paid for stock subscriptions related to FluoroPharma, offset by net cash used for operating activities of $362,627. In addition, QuantRx has invested $75,000 in deposits for an asset acquisition. QuantRx has used its financing proceeds as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

The Company has not generated sufficient revenues from operations to meet its operating expenses. For this reason, the Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company’s board is contemplating additional cost reduction efforts to allow additional time to secure required funding.

Management believes that given our current cash position, there is substantial doubt about our ability to continue as a going concern. We are actively pursuing various funding options, including equity offerings, debt financing, strategic corporate alliances, and business combinations, to obtain additional financing to continue the development of our products and bring them to commercial markets. The Company is currently negotiating several potential transactions; however, there can be no assurance that we will be successful in our efforts to raise additional capital. Additionally, certain of our debt instruments contain certain covenants which could limit our ability to issue additional debt. Should we be unable to acquire necessary waivers from certain of our existing note holders or raise adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2009.

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

In the second quarter of 2009, the Company issued warrants to purchase an aggregate of 15,000 shares of common stock with a five year term and an exercise price of $0.55 in connection with the issuance of certain 8% promissory notes to accredited investors.  See Note 15, Subsequent Events.

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

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

QuantRx Biomedical Corporation

Date: May 15, 2009	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO

Date: May 15, 2009	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance