Form 10-Q
period 2009-06-30
QUANTRX BIOMEDICAL CORP
filed 2009-08-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of shares outstanding of the issuer’s common stock as of August 10, 2009 was 44,277,630.

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

ITEM 1. Financial Statements

QUANTRX BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$285,374	$66,226
Accounts receivable	106,808	45,760
Interest receivable, net of allowance for bad debt of $14,000	-	-
Interest receivable – related party	39,689	31,689
Inventories	38,544	40,138
Prepaid expenses	65,832	189,049
Note receivable, net of allowance for bad debt of $200,000	-	-
Note receivable – related party	200,000	200,000
Deferred finance costs, net	-	8,693
Deposits	250,000	104,146
Total Current Assets	986,247	685,701

Investments	200,000	200,000
Property and equipment, net	189,658	496,206
Intangible assets, net	93,200	2,012,097
Security deposits	11,093	10,667
Total Assets	$1,480,198	$3,404,671

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,044,048	$2,205,661
Accrued expenses	127,863	298,692
Deferred revenue	31,004	58,781
Short-term convertible notes payable, net of discount	3,870,535	2,510,054
Short-term secured promissory notes payable	550,000	350,000
Short-term promissory notes payable, net of discount	715,071	1,061,278
Security deposits	2,000	2,000
Loans payable	-	5,731
Total Current Liabilities	6,340,521	6,492,197
Notes payable, long-term portion	44,000	44,000
Total Liabilities	6,384,521	6,536,197

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 75,000,000 authorized; 43,067,630 and 42,886,380 shares issued and outstanding	434,976	428,863
Additional paid-in capital	41,661,356	41,549,234
Accumulated deficit	(47,000,655)	(45,109,623)
Total Stockholders’ Equity (Deficit)	(4,904,323)	(3,131,526)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,480,198	$3,404,671

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$172,415	$161,088	$331,902	$253,260

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	112	19,550	1,463	23,482
Sales and marketing	398	39,949	556	92,576
General and administrative	326,347	801,685	861,079	1,485,329
Professional fees	40,141	235,658	89,168	558,726
Research and development	126,465	752,477	284,277	1,229,489
Amortization	5,852	44,901	11,704	89,643
Depreciation	17,318	26,604	35,144	53,389
Total Costs and Operating Expenses	516,633	1,920,824	1,283,391	3,532,634

Loss from Operations	(344,218)	(1,759,736)	(951,489)	(3,279,374)

Other Income (Expense):
Interest and dividend income	6,086	5,653	29,219	12,298
Interest expense	(205,517)	(56,432)	(383,593)	(99,549)
Rental income	5,665	5,640	11,535	11,960
Amortization of debt discount to interest expense	(128,102)	(312,603)	(272,146)	(346,541)
Amortization of deferred financing costs to interest expense	-	(50,647)	(8,693)	(79,369)
Loss from deconsolidation of subsidiary	(43,286)	-	(43,286)	-
Net loss from deconsolidated subsidiary	(41,533)	-	(272,579)	-
Loss on extinguishment of debt	-	-	-	(439,445)
Loss on disposition of fixed assets	-	-	-	(1,787)
Total Other Income (Expense), net	(406,687)	(408,389)	(939,543)	(942,433)

Loss Before Taxes	(750,905)	(2,168,125)	(1,891,032)	(4,221,807)

Provision for Income Taxes	-	-	-	-

Net Loss	(750,905)	(2,168,125)	(1,891,032)	(4,221,807)

Net Loss Attributable to Noncontrolling Interest in Subsidiary	-	26,638	-	63,079

Net Loss Attributable to QuantRx	$(750,905)	$(2,141,487)	$(1,891,032)	$(4,158,728)

Basic and Diluted Net Loss per Common Share	$(0.02)	$(0.05)	$(0.04)	$(0.10)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	43,221,312	41,929,326	43,109,536	41,814,503

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,891,032)	$(4,158,728)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	46,848	143,032
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	280,839	425,910
Expenses related to employee stock based compensation	241,604	486,167
Expenses related to non-employee stock based compensation	5,666	36,604
Non-cash fair value of warrants and options issued for consulting	-	109,657
Non-cash incremental fair value of modified warrants issued for interest	6,250	-
Non-cash fair value of warrants issued for interest	72,075	-
Non-cash fair value of common stock issued for interest	78,000	-
Loss from deconsolidation of subsidiary	43,286	-
Net loss from deconsolidated subsidiary	272,579	-
Interest income settled in common stock of former subsidiary	(18,000)	-
Loss on extinguishment of debt	-	439,445
Loss on disposition of fixed assets	-	1,787
Issuance of convertible notes for accrued interest	175,895	53,851
Noncontrolling interest	-	(63,079)
(Increase) decrease in:
Accounts receivable	(61,048)	17,787
Interest receivable	(8,000)	(8,038)
Inventories	1,594	(10,851)
Prepaid expenses	18,711	73,193
Deposits	581	(38,876)
Security deposits	(426)	-
Increase (decrease) in:
Accounts payable	122,226	816,769
Accrued expenses	44,221	18,267
Deferred revenue	(27,777)	92,115

Net Cash Used by Operating Activities	(595,908)	(1,564,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchases of fixed assets	-	(4,394)
Cash paid for deposit on asset acquisition	(125,000	-
Cash advances to subsidiary prior to deconsolidation	(13,800)	-
Cash paid for licensing agreement	-	(20,000)
Cash paid for capitalized website development costs	-	(600)

Net Cash Used by Investing Activities	(138,800)	(24,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	350,000		-
Proceeds from issuance of senior secured convertible notes, net of legal fees of $0 and $7,500	425,000		992,500
Proceeds from issuance of senior secured promissory notes	250,000		410,000
Payments of senior secured promissory notes	(50,000)		-
Payments of promissory notes	(15,000)		-
Payments on loan payable used to finance equipment purchase	(5,731)		(5,346)
Proceeds from exercise of common stock warrants			169,189
Payment of payables related to fixed asset purchases	-		(10,798)

Net Cash Provided by Financing Activities	954,269		1,555,545

Net Increase (Decrease) in Cash and Cash Equivalents	219,561		(34,437)
Net cash of deconsolidated subsidiary	(413)		-
Cash and Cash Equivalents, Beginning of Period	66,226		213,332

Cash and Cash Equivalents, End of Period	$285,374		$178,895

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$16,510		$38,397
Income tax paid	$-	$

Supplemental Disclosure of Non-Cash Activities Financing and Investing Activities:
Fair value of warrants issued to placement agents for debt financing costs	$-		$119,750
Fair value of common stock issued with senior secured convertible notes	85,803		-
Fair value of warrants issued with senior secured convertible notes	33,487		122,036
Fair value of beneficial conversion feature embedded in senior secured convertible notes	6,325		647,760
Fair value of common stock issued with promissory notes	28,488		59,768
Fair value of warrants issued with promissory notes	39,666		41,528
Increase in payables related to purchase of fixed assets	3,000		11,703
Increase in payables related to license acquisition	-		8,715
Increase in payables for debt financing costs	-		111,000
Exchange of promissory notes for senior secured convertible note	707,890		-
Elimination of deconsolidated subsidiary accounts:
Prepaid expenses	104,506		-
Property and equipment, net	274,404		-
Intangible assets, net	1,907,193		-
Deposits	3,565		-
Accounts payable	1,311,839		-
Accrued expenses	215,050		-
Additional paid-in-capital	479,129		-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Description of Business and Basis of Presentation

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

QuantRx is a diagnostics company focused on the development and commercialization of innovative diagnostic products for the Point-of-Care (POC) markets based on its patented technology platforms for the worldwide healthcare industry. These platforms include: RapidSense® point-of-care testing products based on QuantRx’s core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets and PAD technology for the consumer markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs. Additionally, the Company has made significant investments in a company developing Single Nucleotide Polymorphism (SNP) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets and in its formerly majority-owned subsidiary, FluoroPharma, Inc., a company developing molecular imaging agents for Positron Emission Tomography (PET) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.

The Company’s overall growth strategy is to: (i) leverage its broad-based IP and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize products through corporate partners and distributors; and (iii) contract manufacturing to third parties while maintaining control over the manufacturing process.

The interim consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods reported.  The interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although QuantRx believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These interim financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on April 15, 2009.

These consolidated financial statements include the accounts of the Company and its formerly majority-owned subsidiary, FluoroPharma, through December 31, 2008.  Effective May 5, 2009, QuantRx and FluoroPharma executed transactions that resulted in QuantRx no longer having a controlling ownership interest, resulting in the deconsolidation of FluoroPharma. QuantRx has restated its financial statements as of January 1, 2009, to reflect the results of its former subsidiary as a one-line item, and effective May 5, 2009 our financial statements reflect our investment in FluoroPharma under the equity method of accounting.

QuantRx reorganized its relationship with FluoroPharma by terminating the investment agreement and related agreements with FluoroPharma, which were originally executed on March 10, 2006. The termination of these agreements allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoroPharma, QuantRx agreed to convert all outstanding receivables from FluoroPharma into shares of FluoroPharma common stock. As a result of these transactions and the third party investment, QuantRx’s ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation. See Notes 2 and 3 for additional information. When used in these notes, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Biomedical Corporation, a Nevada corporation.

1.	Management Statement Regarding Going Concern

The Company has not generated sufficient revenues from operations to meet its operating expenses. For this reason, the Company has historically financed its operations primarily through issuances of equity securities and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

While the Company has formed a strategic joint venture (See Note 15, Subsequent Events) to alleviate the funding requirements for the development and commercialization of its lateral flow based products and has settled its outstanding short-term promissory notes in full, management believes that given the current economic environment and the continuing need to strengthen the Company’s cash position, there is still doubt about our ability to continue as a going concern. We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our remaining products and bring them to commercial markets. The Company is currently negotiating several potential transactions; however, there can be no assurance that we will be successful in our efforts to raise additional capital.

Management believes that the successful growth and operation of the Company’s business is dependent upon our ability to do any or all of the following:

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund certain long-term business operations;

•	manage or control working capital requirements by reducing operating expenses; and

•	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products;

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

2.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments

QuantRx follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.”  SFAS No. 123(R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  QuantRx uses the Black-Scholes method in determining fair value.  Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123(R), which resulted in employee stock-based compensation expense for the three and six months ended June 30, 2009 of $14,125 and $241,604, respectively, and $327,620 and $486,167 for the three and six months ended June 30, 2008 (including $120,159 and $127,055 relating to subsidiary options), respectively.

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

As of June 30, 2009, the Company had outstanding options exercisable for 2,280,500 shares of its common stock, warrants exercisable for 9,643,434 shares of its common stock, and debt securities convertible into 7,833,531 shares of its common stock.  The above options, warrants, and convertible debt securities were deemed to be antidilutive for the three and six months ended June 30, 2008.

As of June 30, 2008, the Company had outstanding options exercisable for 2,344,750 shares of its common stock, warrants exercisable for 7,649,184 shares of its common stock, and debt securities convertible into 4,409,594 shares of its common stock.  The above options, warrants, and convertible debt securities were deemed to be antidilutive for the three and six months ended June 30, 2008.

Fair Value

Effective January 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities. The adoption of SFAS No. 157 had no impact on the Company’s consolidated results of operations or financial condition.

The Company’s financial instruments primarily consist of cash and cash equivalents, prepaid expenses and other deferred charges, short-term accounts and notes receivable, accounts payable, accrued expenses and other current liabilities. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

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

Noncontrolling Interest

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance; if this would result in a material change to consolidated net income, pro forma financial information is required. SFAS No. 160 is effective for QuantRx beginning in the first quarter of 2009. As of January 1, 2009, the Company presented its financial statements in accordance with this statement.

On May 5, 2009, QuantRx and FluoroPharma reorganized their relationship by terminating their investment agreement and related agreements. The termination of these investment agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoroPharma by third parties, QuantRx agreed to convert all outstanding receivables from FluoroPharma into common stock of FluoroPharma. As a result of these transactions and the third party investment, QuantRx’s ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation and a loss at deconsolidation in accordance with SFAS No. 160.  See Note 3 for additional details.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 during the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

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

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective beginning with the first quarter of 2009. Implementation of this standard has not had a material impact on QuantRx’s consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the three and six months ended June 30, 2008 to conform to the presentation of the financial statements for the three and six months ended June 30, 2009. The reclassifications were to reflect the retrospective adoption of SFAS No. 160 and the permissible “one-line” restatement of its former subsidiary’s results as of January 1, 2009.

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

On May 5, 2009, QuantRx and FluoroPharma reorganized their relationship by terminating their investment agreement and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoroPharma, QuantRx agreed to convert all outstanding receivables from FluoroPharma, consisting of previously issued notes and related accrued interest and advances in the aggregate amount of $1,568,567, into 1,148,275 shares of common stock of FluoroPharma. As a result of these transactions and the third party investment, QuantRx’s ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation.

At May 5, 2009, QuantRx’s remaining net basis of the investment in FluoroPharma, inclusive of receivables from FluoroPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($272,579 in 2009) related to the consolidated results of FluoroPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then noncontrolling (formerly minority) interests as applicable. On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, QuantRx’s ownership of the outstanding capital stock of FluoroPharma was reduced to a noncontrolling interest of approximately 45.55%. At deconsolidation the fair market value of QuantRx’s remaining noncontrolling interest in FluoroPharma was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in QuantRx writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286 in accordance with SFAS No. 160.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. QuantRx’s estimated allocation of the net loss of $106,496 from the equity method investment in FluoroPharma for the period commencing May 5, 2009 through June 30, 2009 was not recorded, since the remaining investment in FluoroPharma had a carrying value of $0 as of the deconsolidation of FluoroPharma at May 5, 2009.

As of June 30, 2009 and December 31, 2008, QuantRx owned approximately 40.77% and 57.78%, respectively, of the issued and outstanding capital stock of FluoroPharma. At June 30, 2009, QuantRx had warrants and options to purchase an additional 544,278 shares of FluoroPharma common stock at exercise prices ranging from $0.75 to $1.50, which, if exercised together with FluoroPharma’s other outstanding options and warrants, would reduce the QuantRx’s ownership percentage to approximately 34.82% on a fully diluted and as converted basis as of June 30, 2009.

Subsequent to the termination of the agreements between QuantRx and FluoroPharma, QuantRx has no continuing obligations or commitments to FluoroPharma. FluoroPharma, Inc. is a privately held molecular imaging company based in Boston, Massachusetts, engaged in the discovery, development, and commercialization of proprietary products for positron emission tomography. The investment in FluoroPharma is intended to strategically expand QuantRx’s diagnostic platforms.

4.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	June 30, 2009	December 31, 2008
Prepaid expenses:
Prepaid consulting	$-	$92,649
Prepaid consulting – related party	-	4,674
Prepaid insurance	21,312	37,473
Prepaid interest	35,167	44,426
Prepaid rent	5,310	5,310
Other	4,043	4,517
Prepaid expenses	$65,832	$189,049

Deferred financing costs:
Deferred financing costs	$-	$133,250
Less: accumulated amortization	-	(124,557)
Deferred financing costs, net	$-	$8,693

Property and equipment:
Computers and office furniture, fixtures and equipment	$122,007	$136,690
Machinery and equipment	159,347	466,338
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(183,929)	(199,055)
Property and equipment, net	$189,658	$496,206

Accrued expenses:
Payroll and related	$23,850	$156,750
Professional fees	12,500	43,800
Accrued interest	70,513	41,142
Other	21,000	57,000
Accrued expenses	$127,863	$298,692

5.	Notes Receivable

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (GUSA) through an 8% promissory note due April 8, 2007. The note is currently convertible at QuantRx’s discretion into 10% of GUSA’s outstanding capital stock on a fully diluted and as converted basis. QuantRx continues to explore the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note shall continue to accrue interest. QuantRx accrued interest of $4,000 and $8,000 on this note for the three and six months ended June 30, 2009, respectively, and $16,040 for the year ended December 31, 2008. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms. See Note 6 for additional information on GUSA.

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

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of June 30, 2009, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA and approximately 20% on a fully diluted and as converted basis.

QuantRx uses the cost method to account for this investment since QuantRx does not control nor have the ability to exercise significant influence over operating and financial policies.  In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy.  No impairment was recognized as of June 30, 2009.

FluoroPharma, Inc.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. QuantRx’s estimated allocation of the net loss of $106,496 from the equity method investment in FluoroPharma for the period commencing May 5, 2009 through June 30, 2009 was not recorded, since the remaining investment in FluoroPharma had a carrying value of $0 as of the deconsolidation of FluoroPharma at May 5, 2009. See Note 3 for additional details on the deconsolidation of FluoroPharma, Inc. at May 5, 2009.

At June 30, 2009, FluoroPharma’s condensed financial information was estimated as follows: total assets of $388,764; total liabilities of $1,034,403; and stockholders’ deficit of $645,639. Expenses and net losses for the period of May 5, 2009 through June 30, 2009 were estimated at $261,211.

As of June 30, 2009, QuantRx owned approximately 40.77% of the issued and outstanding capital stock of FluoroPharma, and approximately 34.82% on a fully diluted and as converted basis.  The investment in FluoroPharma is intended to strategically expand QuantRx’s diagnostic platforms.

7.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	June 30, 2009	December 31, 2008
Licensed patents and patent rights	$50,000	$2,197,020
Patents	82,008	82,008
Technology license	-	22,517
Website development	40,750	49,711
Less: accumulated amortization	(79,558)	(339,159)
Intangibles, net	$93,200	$2,012,097

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $5,852 and $11,704 for the three and six months ended June 30, 2009, and $44,901 and $89,643 for the three and six months ended June 30, 2008, respectively.  Impairment will be considered in accordance with the Company’s impairment policy. No impairment was recognized as of June 30, 2009.

At December 31, 2008, the Company’s consolidated financial statements included the accounts of its formerly majority-owned subsidiary. Effective May 5, 2009 the Company no longer held a controlling interest, which resulted in the deconsolidation and the elimination of the former subsidiary’s accounts; which included the elimination of intangible assets with a net carrying amount of $1,907,193. See Note 3 for additional details.

8.	Deferred Revenue

On May 19, 2008, QuantRx and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specifies monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  QuantRx received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and is being amortized into revenue over the expected development period of the agreement, which is estimated as 18 months. QuantRx recognized revenue of $33,335 and $66,670 in the three and six months ended June 30, 2009 related to this agreement.

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

10.	Notes Payable

Notes payable as of June 30, 2009 and December 31, 2008 were comprised of the following:

	June 30, 2009	December 31, 2008
Short-term convertible notes payable, net:
Senior secured convertible notes payable	$3,916,766	$2,607,979
Less: discount for common stock, warrants and conversion feature, net	(46,231)	(97,925)
Short-term convertible notes payable, net	$3,870,535	$2,510,054

Short-term secured promissory notes payable:
Secured promissory notes payable	$550,000	$350,000
Less: discount for common stock and warrants, net	-	-
Short-term secured promissory notes payable, net	$550,000	$350,000

Short-term promissory notes payable, net:
Unsecured promissory notes payable	$735,000	$1,107,890
Less: discount for common stock and warrants, net	(19,929)	(46,612)
Short-term promissory notes payable, net	$715,071	$1,061,278

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

The fair value of the warrants issued to placement agents and the cash commissions have been recorded as deferred financing costs. The total original issue discount related to the warrants issued to the investors, the modified warrants and the beneficial conversion feature, and the deferred financing costs were being amortized to interest expense over the original term of the 2007 Notes in accordance with EITF 00-27, paragraph 19. Interest expense through the date of extinguishment, including amortization of original issue discount and deferred financing costs, related to the 2007 Notes was $29,832 for the quarter and year ended March 31, 2008. The remaining unamortized debt discount of $189,101 and deferred financing costs of $99,399 were included in the loss on extinguishment of debt in the first quarter of 2008 upon the exchange of the 2007 Notes into the 2008 Notes; see below.

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

In the fourth quarter of 2008 and the first quarter of 2009, the Company issued additional 2008 Notes maturing July 31, 2009 aggregating $625,000 ($325,000 in 2009 and $300,000 in 2008) with substantially the same terms as the original 2008 Notes. In connection with these note issuances, warrants with a five-year term to purchase 156,250 shares of common stock at an exercise price of $0.55 (fair value of $41,563; relative fair value of $34,567) and 106,250 shares of common stock (fair value of $43,063; relative fair value of $36,922) were also issued. Certain warrants that were previously issued to the holders through previous financing transactions were modified by reducing their exercise prices to $0.55 (fair value of $37,900; relative fair value of $30,131).  Additionally, there was a beneficial conversion feature on one note issued in the fourth quarter of 2008 ($1,427) and one note issued in the first quarter of 2009 ($6,325). No deferred finance costs were incurred on these additional 2008 Notes.

In the second quarter of 2009, QuantRx issued additional 2008 Notes maturing July 31, 2009 aggregating $835,672 with substantially the same terms as the original 2008 Notes. The notes were issued to one holder of “2008 Promissory Notes” (see below) in full settlement of $707,890 in 2008 Promissory Notes due to mature in the second quarter of 2009, and related accrued interest of $27,782, as well as additional principal of $100,000. In connection with the issuance of these notes, QuantRx granted 225,000 shares of common stock (fair value of $63,000; relative fair value of $56,698) and warrants with a five year term to purchase 150,000 shares of common stock at an exercise price of $0.55 (fair value of $19,500; relative fair value of $17,839). There was no beneficial conversion feature calculated and there were no deferred finance cost for this note.

The accounting for the additional 2008 Notes is consistent with the original 2008 Notes. The cash proceeds from these additional 2008 Notes of $725,000 were allocated between the notes, common stock, new and modified warrants, as applicable, on a relative fair value basis. QuantRx allocated the relative fair values of the common stock ($93,620), new warrants ($52,406), and modified warrants ($30,131) at the date of issuance to original issue discount. Additionally, the beneficial conversion feature of $7,752 associated with the additional 2008 Notes was accounted for as original issue discount. QuantRx used the net proceeds from these additional issuances for product development, working capital and general corporate purposes.

In the aggregate for all 2008 Notes, the fair value of the warrants issued to placement agents and the cash commissions and legal fees, if any, have been recorded as deferred financing costs. The total original issue discount related to the common stock, warrants, and modified warrants issued to the investors, the beneficial conversion feature, and the deferred financing costs are being amortized to interest expense over the original term of each 2008 Note in accordance with EITF 00-27, paragraph 19. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Notes was $176,481 and $340,455 for the three and six months ended June 30, 2009 and $386,460 and $461,283 for the three and six months ended June 30, 2008. In first and second quarter of 2009, the Company issued 10% convertible notes in the aggregate amount of $66,416 and $81,698, respectively, for quarterly interest in the form of paid-in-kind notes.

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants. See Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

All outstanding 2008 Notes were settled in full as of July 31, 2009. See Note 15, Subsequent Events, for additional details.

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

QuantRx executed an extension with a holder of a $200,000 2008 Secured Promissory Note as of October 15, 2008, extending the maturity dates as follows: $50,000 and related accrued interest due October 31, 2008; $50,000 and related accrued interest due November 30, 2008; $100,000 and related accrued interest due December 31, 2008. In consideration for this extension, QuantRx granted 20,000 shares of common stock (fair value $6,000) and warrants to purchase 20,000 shares of common stock (fair value $4,400) with a five year term and an exercise price of $0.85; the fair values of which were expensed over the term of the extension. As of December 31, 2008, this holder agreed to an extension of the remaining $100,000 outstanding principal as follows: $10,000 and related accrued interest due monthly beginning January 31, 2009, with a final payment due June 30, 2009.  In consideration for this further extension, QuantRx granted a warrant in January 2009 to purchase 100,000 shares of common stock (fair value $18,000) with a five year term and an exercise price of $0.50 and modified warrants to purchase an aggregate 80,000 shares of common stock, reducing the exercise price from $0.85 to $0.55. The fair value of the consideration was expensed over the term of the extension.

In the second quarter of 2009, QuantRx issued an additional $250,000 2008 Secured Promissory with substantially the same terms as the original 2008 Secured Promissory Notes and a maturity date of August 10, 2009. The note was issued to NuRx Pharmaceuticals, Inc. in contemplation of a potential strategic transaction. There were no deferred finance fees incurred and no original issue discount. See Note 15, Subsequent Events, for additional details.

In the aggregate, QuantRx recorded $23,528 and $46,119 in interest expense, including amortization of original issue discount, deferred financing costs and prepaid interest, related to the 2008 Secured Promissory Notes for the three and six months ended June 30, 2009 and $31,642 in interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Promissory Notes for the three and six months ended June 30, 2008.

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants. See Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

All outstanding 2008 Secured Promissory Notes were settled in full as of July 31, 2009. See Note 15, Subsequent Events, for additional details.

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

As of October 31, 2008, QuantRx settled a $500,000 2008 Promissory Note with the issuance of a $607,890 8% unsecured promissory note which included additional principal of $100,000 and accrued interest of $7,890.  The maturity date is April 30, 2009.  In connection with the issuance of this note, QuantRx granted 200,000 shares of common stock (fair value of $80,000; relative fair value of $70,696); the relative fair value of the common stock was recorded as debt discount and was amortized over the original term of the new note. In the second quarter of 2009, this 2008 Promissory Note and additional 2008 Promissory Notes issued in the second quarter of 2009 held by this note holder, in the aggregate principal amount of $707,890, together with accrued interest of $27,782 related to these 2008 Promissory Notes, were settled through the issuance of a 2008 Note.

QuantRx executed an extension with a holder of a $500,000 2008 Promissory Note as of October 31, 2008, extending the maturity date to January 31, 2009.  In consideration for this extension, QuantRx granted 200,000 shares of common stock with a fair value of $80,000 and revised the interest rate on the original 8% note to 10% effective as of the origination date, which was expensed over the term of the extension.  After making a principal payment of $15,000, QuantRx executed a further extension with this holder as of January 31, 2009, extending the maturity date to May 31, 2009 for the remaining principal amount of $485,000.  In consideration for this extension, QuantRx granted 100,000 shares of common stock (fair value $39,000) and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000).  Additionally, warrants to purchase 125,000 shares of common stock were modified, reducing the exercise price from $0.85 to $0.55 (incremental fair value $3,750).  The fair value of the consideration was expensed over the term of the extension. At May 31, 2009, QuantRx executed an additional extension with this holder extending the maturity date to July 31, 2009. In consideration for this additional extension, QuantRx granted 100,000 shares of common stock (fair value $39,000) and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000), which will be expensed over the term of the additional extension.

In the first quarter of 2009, the Company issued additional 8% Promissory Notes originally maturing March 31, 2009, in the aggregate principal amount of $115,000, and warrants to purchase an aggregate of 115,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $28,850; relative fair value of $23,054).  The relative fair value of the warrants was recorded as debt discount and was amortized over the original term of the notes. As of March 31, 2009, the holders agreed to extend the maturity date to June 30, 2009. In consideration for this extension, in April 2009, QuantRx granted warrants to purchase an aggregate of 80,500 shares of common stock with a five year term and an exercise price of $0.55 (aggregate fair value $12,075). The fair value of the consideration was expensed over the term of the extension. No deferred finance costs were incurred on these additional 2008 Promissory Notes.

In the second quarter of 2009, the Company issued a $50,000 8% Promissory Notes maturing May 31, 2009 (settled prior to maturity with the issuance of a 2008 Note) and $185,000 8% Promissory Notes maturing June 30, 2009 and July 31, 2009, respectively. In connection with these issuances, QuantRx issued 105,000 shares of common stock (fair value $39,150; relative fair value of $28,488) and warrants to purchase an aggregate of 130,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $19,050; relative fair value of $16,611).  The relative fair value of the common stock and warrants was recorded as debt discount and was amortized over the original term of the notes. No deferred finance costs were incurred on these additional 2008 Promissory Notes.

QuantRx used the net proceeds from these additional 2008 Promissory Note issuances for product development, working capital and general corporate purposes.

The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs are being amortized to interest expense over the original terms of the 2008 Promissory Notes in accordance with EITF 00-27, paragraph 19. In the aggregate, QuantRx recorded $141,921 and $274,648 in interest expense, including amortization of original issue discount, prepaid interest, and deferred financing costs, related to the 2008 Promissory Notes for the three and six months ended June 30, 2009.

The Black-Scholes option pricing model was used to calculate the fair values of all of the above warrants. See Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

All outstanding 2008 Promissory Notes were settled in full as of July 31, 2009. See Note 15, Subsequent Events, for additional details.

11.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A Convertible Preferred Stock, $0.01 par value. The remaining 15,250,000 authorized preferred shares have not been designated by the Company as of June 30, 2009. The Company had no issued and outstanding preferred stock at June 30, 2009 or December 31, 2008. See Note 15, Subsequent Events, for additional details.

12.	Common Stock, Options and Warrants

In the second quarter 2009, in connection with the issuance of $835,672 10% senior secured convertible promissory notes, the Company issued an aggregate 225,000 shares of common stock (fair value of $63,000; relative fair value of $56,698) and warrants with a five year term to purchase 150,000 shares of common stock at an exercise price of $0.55 (fair value of $19,500; relative fair value of $17,839).

In the second quarter 2009, in connection with the issuance of $235,000 8% promissory notes, the Company issued an aggregate of 105,000 shares of common stock (fair value of $39,150; relative fair value of $28,488) and warrants to purchase an aggregate of 130,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value of $19,050; relative fair value of $16,611).

In the second quarter of 2009, in connection with extensions of certain 2008 Promissory Notes, the Company issued warrants to purchase an aggregate of 80,500 shares of common stock with a five year term and an exercise price of $0.55 (aggregate fair value $12,075).

In the second quarter of 2009, in connection with an extension of a 2008 Promissory Note, the Company issued 100,000 shares of common stock (fair value $39,000) and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000).

In the first quarter of 2009, in connection with the issuance of $300,000 10% senior secured convertible promissory notes, the Company issued an aggregate of 81,250 shares of common stock (fair value of $33,813; relative fair value of $29,105) and warrants to purchase 81,250 shares of common stock with a five year term and an exercise price of $0.55 (fair value of $18,188; relative fair value of $15,648).

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

In the first quarter 2009, in connection with the issuance of $325,000 8% promissory notes, the Company issued warrants to purchase an aggregate of 115,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $28,850; relative fair value of $23,054).

In the first quarter of 2009, warrants to purchase an aggregate of 810,000 shares of common stock were granted to employees and warrants to purchase an aggregate of 50,000 shares of common stock were granted to certain consultants. The warrants were issued with an exercise price of $0.31, have a term of five years and vest immediately, and have a fair value of $163,400.

In January 2009, in connection with an extension of a maturity date on a 2008 Secured Promissory Note, QuantRx granted a warrant to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.50 (fair value $18,000) and modified warrants to purchase an aggregate 80,000 shares of common stock, reducing the exercise price from $0.85 to $0.55.

In the fourth quarter of 2008, in connection with the issuance of $325,000 10% senior secured convertible promissory notes, the Company issued 25,000 shares of common stock (fair value $9,250; relative fair value of $7,817) and warrants to purchase 75,000 shares of common stock (fair value of $23,375; relative fair value of $18,919). Additionally, certain previously issued warrants were modified, reducing their exercise prices to $0.55.  The aggregate incremental fair value of these modifications was $37,900; the relative fair value was $30,131.

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

On October 31, 2008, QuantRx issued 200,000 shares of common stock (fair value of $80,000; relative fair value of $70,696) in connection with the issuance of a $607,890 2008 Promissory Note.

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

2007 Incentive and Non-Qualified Stock Option Plan

Pursuant to SFAS 123(R), the fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to QuantRx’s employee options was $14,125 and $87,704 for the three and six months ended June 30, 2009, and $207,461 and $359,112 for the three and six months ended June 30, 2008, respectively. Compensation cost related to QuantRx’s non-employee options was a reduction of $1,667 based on a remeasurement adjustment for the three and six months ended June 30, 2009, and $4,292 and $6,167 for the three and six months ended June 30, 2008, respectively.

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

In August 2008, in connection with a debt financing, QuantRx incurred cash commissions of $50,000 to Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. These commissions are outstanding as of June 30, 2009.

On June 16, 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $64,000 to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.85 to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $55,000 are due to Burnham Hill Partners for its role as placement agent in the transaction as of June 30, 2009.

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

At June 30, 2009, cash commissions of $20,000 were due to Burnham Hill Partners for its role as placement agent in a debt financing transaction in October 2007.

A member of the Company’s board of directors served as a consultant to the Company on various business, strategic, and technical issues. His contract expired May 31, 2008. Fees paid and expensed for these services by the Company during the three and six months ended June 30, 2008 were $8,000 and $20,000, respectively.

14.	Commitments and Contingencies

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011.  Some of these leases contain cancellation clauses, subject to a termination fee, and include allocations for common expenses subject to future adjustment.  Rent expense related to operating leases was approximately $31,857 and $65,501 for the three and six months ended June 30, 2009, and $30,117 and $60,234 for the three and six months ended June 30, 2008, respectively. In connection with facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of June 30, 2009 are estimated as follows:

Remainder of 2009	$75,731
2010	57,240
2011	43,875
Total minimum payments	$176,846

In February 2007, the Company began subleasing research and development lab space under the noncancellable operating leases. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sublease income was $5,665 and $11,535 for the three and six months ended June 30, 2009, and $5,640 and $11,960 for the three and six months ended June 30, 2008 respectively, and is recorded in other income.

Executive Employment Contracts

The Company has an employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At June 30, 2009, the future employment contract commitment for such key executive based on this termination clause was approximately $240,000.

15.	Subsequent Events

The Company evaluated subsequent events that occurred from June 30, 2009 through August 14, 2009, the date the Company’s financial statements were issued. The evaluation resulted in no impact to the interim consolidated financial statements.

Settlement of 2008 Notes, 2008 Secured Promissory Notes, and 2008 Promissory Notes

As of July 31, 2009, QuantRx made full settlement with all holders of Notes described in Note 10 above, and obtained the release of all security interests granted to the note holders in QuantRx assets.  In connection with the note holders’ cancellation of their notes and the release of the liens in favor of such note holders on QuantRx intellectual property being contributed to the joint venture described below, such note holders received either cash in an amount equal to the outstanding principal and interest accrued thereunder, shares of the newly created Series A-1 Convertible Preferred Stock (see below), or a combination of both.

See the Current Report on Form 8-K filed by QuantRx with the Securities and Exchange Commission on August 5, 2009 for additional details.

PRIA Asset Purchase Agreement

On July 30, 2009, the Company entered into and closed an asset purchase agreement with PRIA Diagnostics, LLC, pursuant to which PRIA agreed to sell to QuantRx certain of PRIA’s patents, trademarks, other intellectual property assets and certain fixed assets.  The aggregate purchase price for such assets is equal to $725,000, comprised of cash and shares of QuantRx common stock.

Under the Asset Purchase Agreement, QuantRx is required to make additional contingent payments, in the form of cash and common stock, upon the occurrence of certain milestone events.  Such cash milestone payments will be made by QN Diagnostics, LLC, a newly formed Delaware limited liability company that was formed as a joint venture between QuantRx and NuRx Pharmaceuticals, Inc., which is described in more detail below.  In addition, QN Diagnostics is required to pay royalties to PRIA on a quarterly basis upon the commercialization of a product utilizing the acquired technologies for five years from the initial sales date of the first such product sold.  QuantRx also agreed under the Asset Purchase Agreement to offer to PRIA the first opportunity to manufacture certain products utilizing the acquired technologies before entering into any agreement or arrangement with a third party to manufacture such products.

See the Current Report on Form 8-K filed by QuantRx with the Securities and Exchange Commission on August 5, 2009 for additional details.

QN Diagnostics, LLC Limited Liability Company Agreement

On July 30, 2009, QuantRx entered into a Contribution Agreement with NuRx Pharmaceuticals, Inc.  Pursuant to the Contribution Agreement, QuantRx contributed certain intellectual property, including the assets purchased from PRIA under the Asset Purchase Agreement, and other assets related to its lateral flow strip technology and related lateral flow strip readers into QN Diagnostics, a newly formed Delaware limited liability company that was formed as a joint venture between NuRx and QuantRx.

QuantRx and NuRx also entered into a Limited Liability Company Agreement to govern the Joint Venture, dated July 30, 2009. Under the terms of the LLC Agreement, NuRx contributed $5,000,000 in cash to the Joint Venture.  Following the respective contributions by NuRx and QuantRx to the Joint Venture, NuRx and QuantRx will each own a 50% interest in the Joint Venture.  The purpose of the Joint Venture will be to research, develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

QuantRx and the Joint Venture also entered into a Development and Services Agreement on July 30, 2009, pursuant to which the Joint Venture has agreed to pay a monthly fee to QuantRx in exchange for QuantRx providing all services, equipment and facilities related to the research, development, regulatory approval and commercialization of lateral flow products.

In connection with the transactions described herein, NuRx received two warrants to purchase 2,000,000 shares of QuantRx common stock, or an aggregate of 4,000,000 shares of QuantRx common stock.  The warrants expire on July 30, 2014 and have an exercise price of $0.50 and $1.25, respectively.

See the Current Report on Form 8-K filed by QuantRx with the Securities and Exchange Commission on August 5, 2009 for additional details.

Series A-1 Convertible Preferred Stock

Effective August 3, 2009, QuantRx filed a Certificate of Designation of the Relative Rights and Preferences of the newly designated Series A-1 Convertible Preferred Stock of the Company with the Secretary of State of the State of Nevada.  The Company’s Board of Directors approved the Certificate of Designation and authorized its filing at a meeting held on July 24, 2009.

The Certificate of Designation provides for the issuance of up to 10,000,000 shares of Series A-1 Convertible Preferred Stock.  The Series A-1 Preferred Stock shall rank prior to the Common Stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms do not rank senior to the Series A-1 preferred stock. Holders of the Series A-1 Preferred Stock shares shall be entitled to receive, when, as and if declared by the Board of Directors, preferential dividends which shall accrue at the rate of 8% per annum to be paid at the option of the Company, either in cash or by the issuance of additional shares of Series A-1 Preferred Stock.

The Company may, at its option, redeem shares of the Series A-1 Preferred Stock, in whole or in part, out of funds legally available, by action of the Board of Directors, at any time after the issuance of such Series A-1 Preferred Stock, at a redemption price equal to the Face Amount plus all accrued and unpaid dividends on such Series A-1 Preferred Stock. At any time on or after the Issuance Date, the Series A-1 Preferred Stock may be converted into a number of fully paid and nonassessable shares of Common Stock at a conversion rate of two-to-one (2:1); two shares of Common Stock for each one share of Series A-1 Preferred Stock.

On August 4, 2009, the Company issued 4,060,397 shares of Series A-1 convertible preferred stock, par value $0.01 per share, to certain holders of the Company’s promissory notes in exchange for the cancellation of their respective notes and the releases of any security interests.

See the Current Report on Form 8-K filed by QuantRx with the Securities and Exchange Commission on August 5, 2009 for additional details.

Other

In the third quarter of 2009, the Company issued $80,000 8% Promissory Notes maturing July 31, 2009. In connection with these issuances, QuantRx issued 80,000 shares of common stock.  See Note 10, under the heading “2008 Unsecured Promissory Notes Payable” for details on these notes and common stock and their accounting. These notes were settled in full as of July 31, 2009.

In the third quarter of 2009, warrants to purchase an aggregate of 550,000 shares of common stock were granted to certain executives. The warrants were issued with an exercise price of $0.50, have a term of five years and are vested with respect to 475,000 warrants, with the remaining 75,000 warrants vesting with the successful completion of a development milestone.

In the third quarter of 2009, an aggregate of 500,000 non-qualified common stock options were granted and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan to executives in accordance with employment agreements executed July 30, 2009. The options were issued with an exercise price of $0.50, have a term of five years, and are vested with respect to 375,000 options, with the remaining 125,000 options vesting with the successful completion of development milestones.

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

QuantRx is a diagnostics company focused on the development and commercialization of innovative diagnostic products for the Point-of-Care (POC) markets based on its patented technology platforms for the worldwide healthcare industry. These platforms include: RapidSense® point-of-care testing products based on QuantRx core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets and PAD technology for the consumer markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs. Additionally, the Company has made significant investments in a company developing Single Nucleotide Polymorphism (SNP) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets and in its formerly majority-owned subsidiary, FluoroPharma, Inc., which is developing molecular imaging agents for Positron Emission Tomography (PET) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.

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

On May 5, 2009, QuantRx and FluoroPharma reorganized their relationship by terminating their investment agreement and related agreements, originally executed on March 10, 2006, which allowed FluoroPharma to close an equity financing with third party investors. In conjunction with the termination of these agreements and the additional third party investment in FluoroPharma, QuantRx agreed to convert all outstanding receivables from FluoroPharma, consisting of previously issued notes and related accrued interest and advances into shares of FluoroPharma common stock. As a result of these transactions and the third party investment, the Company’s ownership interest in FluoroPharma was reduced to a noncontrolling interest, which resulted in deconsolidation.

The accounts of FluoroPharma have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then noncontrolling (formerly minority) interests as applicable. QuantRx has restated its financial statements as of January 1, 2009, to reflect the results of its former subsidiary as a one-line item, and effective May 5, 2009 our financial statements reflect our investment in FluoroPharma under the equity method of accounting.

On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, QuantRx’s ownership of the outstanding capital stock of FluoroPharma was approximately 45.55%, and at June 30, 2009 it was approximately 40.77%. Subsequent to the termination of the investment agreements between QuantRx and FluoroPharma, QuantRx has no continuing obligations or commitments to FluoroPharma.

On July 30, 2009, the Company entered into and closed an asset purchase agreement with PRIA Diagnostics, LLC, pursuant to which PRIA agreed to sell to QuantRx certain of PRIA’s patents, trademarks, other intellectual property assets and certain fixed assets.  The acquired intellectual property is primarily intended to complement the Company’s development of a hand held optical imaging device to be used in conjunction with the RapidSense technology.

On July 30, 2009, QuantRx entered into a Contribution Agreement with NuRx Pharmaceuticals, Inc.  Pursuant to the Contribution Agreement, QuantRx contributed certain intellectual property, including the assets purchased from PRIA under the Asset Purchase Agreement, and other assets related to its lateral flow strip technology and related lateral flow strip readers into QN Diagnostics, a newly formed Delaware limited liability company that was formed as a joint venture between NuRx and QuantRx.

QuantRx and NuRx also entered into a Limited Liability Company Agreement to govern the joint venture, dated July 30, 2009. Under the terms of the LLC Agreement, NuRx contributed $5,000,000 in cash to the joint venture.  Following the respective contributions by NuRx and QuantRx to the joint venture, NuRx and QuantRx will each own a 50% interest in the joint venture.  The purpose of the joint venture will be to research, develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

QuantRx and the QN Diagnostics also entered into a Development and Services Agreement on July 30, 2009, pursuant to which the QN Diagnostics has agreed to pay a monthly fee to QuantRx in exchange for QuantRx providing all services, equipment and facilities related to the research, development, regulatory approval and commercialization of lateral flow products.

Consolidated Results of Operations

The consolidated results of operations include the accounts of the Company and its formerly majority-owned subsidiary, FluoroPharma, Inc., though December 31, 2008.  Effective May 5, 2009, QuantRx and FluoroPharma executed transactions which resulted in QuantRx no longer having a controlling ownership interest, resulting in the deconsolidation of FluoroPharma. QuantRx has restated its financial statements as of January 1, 2009, to reflect the results of its former subsidiary as a one-line item, and effective May 5, 2009 our financial statements reflect our investment in FluoroPharma under the equity method of accounting. The loss related to FluoroPharma as a consolidated subsidiary for January 1, 2009 through May 4, 2009 of $272,579 has been reflected as a one-line item in our financial statements.

At May 5, 2009, QuantRx’s remaining net basis of the investment in FluoroPharma, inclusive of receivables from FluoroPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($272,579 in 2009) related to the consolidated results of FluoroPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then noncontrolling (formerly minority) interests as applicable. On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, QuantRx’s ownership of the outstanding capital stock of FluoroPharma was reduced to a noncontrolling interest of approximately 45.55%. At deconsolidation the fair market value of QuantRx’s remaining noncontrolling interest in FluoroPharma was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in QuantRx writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286 in accordance with SFAS No. 160.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. QuantRx’s estimated allocation of the net loss of $106,496 from the equity method investment in FluoroPharma for the period commencing May 5, 2009 through June 30, 2009 was not recorded, since the remaining investment in FluoroPharma had a carrying value of $0 as of the deconsolidation of FluoroPharma at May 5, 2009.

Net operating revenues for the three months ended June 30, 2009 and 2008 were $172,415 and $$161,088, respectively. Net operating revenues for the six months ended June 30, 2009 and 2008 were $331,902 and $253,260, respectively. The increase in revenues of $11,327 and 78,642 is due primarily to an increase in licensing income, offset by a decrease in development revenue.

General and administrative expense for the three months ended June 30, 2009 and 2008 were $326,347 and $801,685, respectively, and for the six months ended June 30, 2009 and 2008, was $861,079 and $1,485,329, respectively The decrease of $475,338 ($245,349 related to QuantRx) and $624,250 ($254,606 related to QuantRx) is due primarily to a decrease in personnel related expenses of $194,618 and $113,599, cost containment efforts, particularly in travel and related expenses, and the absence of our former subsidiary’s results in our 2009 accounts (see above).

Professional fees for the three months ended June 30, 2009 and 2008, were $40,141 and $235,658, respectively, and for the six months ended June 30, 2009 and 2008, were $89,168 and $558,726, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease of $195,517 ($105,636 related to QuantRx) and $469,558 ($330,339 related to QuantRx) is primarily due to decreased legal fees, decreased FDA regulatory consulting, decreased investor and public relation consulting, as part of QuantRx’s overall cost containment efforts; as well as the absence of our former subsidiary’s results in our 2009 accounts (see above).

Research and development expense for the three months ended June 30, 2009 and 2008, was $126,465 and $752,477, respectively, and for the six months ended June 30, 2009 and 2008, was $284,277 and $1,229,489, respectively. The decrease of $626,012 ($139,104 related to QuantRx) and $945,212 ($237,057 related to QuantRx) is due primarily to a decrease in contract development fees, decreased personnel and related expenses, and decreased materials and supplies expenses,   as part of QuantRx’s overall cost containment efforts; as well as the absence of our former subsidiary’s results in our 2009 accounts (see above).

The Company’s net loss for the three months ended June 30, 2009 and 2008 was $750,905 and $2,141,487, respectively, and for the six months ended June 30, 2009 and 2008, was $1,891,032 and $4,158,728, respectively. The decreased net loss of $1,390,582 ($544,955 related to QuantRx) for the three months ended June 30, 2009 and 2008, is primarily due to the implementation of the cost containment efforts described above; as well as the deconsolidation of our former subsidiary (see above).  The decreased net loss of $2,267,696 ($985,137 related to QuantRx) for the six months ended June 30, 2009 and 2008, is primarily due to the $439,445 loss on extinguishment of convertible notes in the first quarter of 2008 and the implementation of the cost containment efforts described above; as well as the deconsolidation of our former subsidiary (see above).

Liquidity and Capital Resources

As of June 30, 2009, QuantRx had cash and cash equivalents of $285,374, as compared to cash and cash equivalents of $66,226 as of December 31, 2008. The net increase in cash of $219,148 for the six months ended June 30, 2009, is primarily attributed to $1,025,000 in net proceeds from the issuance of  promissory notes in the six months ended June 30, 2009 (see Note 10 to the financial statements), offset by net cash used for operating activities of $595,908. In addition, QuantRx has invested $125,000 in deposits for an asset acquisition in the six months ended June 30, 2009. QuantRx has used its financing proceeds as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

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

While the Company has formed a strategic joint venture to alleviate the funding requirements for the development and commercialization of its lateral flow based products and has settled its outstanding short-term promissory notes in full, management believes that given the current economic environment and the continuing need to strengthen the Company’s cash position, there is still doubt about our ability to continue as a going concern. We continue to actively pursue various funding options, including equity offerings and debt financing, to obtain additional funds to continue the development of our remaining products and bring them to commercial markets. The Company is currently negotiating several potential transactions; however, there can be no assurance that we will be successful in our efforts to raise additional capital.

Management believes that the successful growth and operation of the Company’s business is dependent upon our ability to do any or all of the following:

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund certain long-term business operations;

•	manage or control working capital requirements by reducing operating expenses; and

•	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products;

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

Off-Balance Sheet Arrangements

As described above, on July 30, 2009, QuantRx formed a joint venture with NuRx Pharmaceuticals, Inc., whereby, pursuant to the terms of the LLC Agreement, each member will be required to make sustaining capital contributions from time to time as the Board of the joint venture determines is necessary.  The Company anticipates that the initial capital contribution to the joint venture will be sufficient to fund the planned operations of the joint venture through positive cash flow; however, should the Board of the joint venture determine that additional capital contributions are required, such sustaining capital contributions will be made by QuantRx and NuRx on an equal basis provided that QuantRx solely will be responsible for making a sustaining capital contribution with respect to the first $700,000 determined to be required by the Board of the joint venture.

We have not entered into any other transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

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

ITEM 4T. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2009.

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

ITEM 2. Unregistered Sales of Equity Securities, and Use of Proceeds

In the second quarter 2009, in connection with the issuance of $835,672 10% senior secured convertible promissory notes, the Company issued an aggregate 225,000 shares of common stock and warrants with a five year term to purchase 150,000 shares of common stock at an exercise price of $0.55. The notes were convertible into 1,671,344 shares of common stock, but have since been settled in full. See Note 15 to the Financial Statements, Subsequent Events, for additional details.

In the second quarter 2009, in connection with the issuance of $235,000 8% promissory notes, the Company issued an aggregate of 105,000 shares of common stock and warrants to purchase an aggregate of 130,000 shares of common stock with a five year term and an exercise price of $0.55.

In the second quarter of 2009, in connection with extensions of certain 2008 Promissory Notes, the Company issued warrants to purchase an aggregate of 80,500 shares of common stock with a five year term and an exercise price of $0.55.

In the second quarter of 2009, in connection with an extension of a 2008 Promissory Note, the Company issued 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55.

At March 31, 2009 and June 30, 2009, the Company issued 10% senior secured convertible notes in the amount of $66,416 and $81,698, respectively, pursuant to certain holders’ elections to receive quarterly interest in the form of paid-in-kind notes. The notes were convertible into 296,228 shares of common stock, but have since been settled in full. See Note 15 to the Financial Statements, Subsequent Events, for additional details.

In the third quarter of 2009, the Company issued $80,000 8% Promissory Notes maturing July 31, 2009. In connection with these issuances, QuantRx issued 80,000 shares of common stock.

In the third quarter of 2009, warrants to purchase an aggregate of 550,000 shares of common stock were granted to certain executives. The warrants were issued with an exercise price of $0.50, have a term of five years and are vested with respect to 475,000 warrants, with the remaining 75,000 warrants vesting with the successful completion of a development milestone.

In the third quarter of 2009, an aggregate of 500,000 non-qualified common stock options were granted and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan to executives in accordance with employment agreements executed July 30, 2009. The options were issued with an exercise price of $0.50, have a term of five years, and are vested with respect to 375,000 options, with the remaining 125,000 options vesting with the successful completion of development milestones.

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

*The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QuantRx Biomedical Corporation

Date: August 14, 2009	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO

Date: August 14, 2009	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance