Form 10-Q
period 2009-09-30
QUANTRX BIOMEDICAL CORP
filed 2009-11-16
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

The number of shares outstanding of the issuer’s common stock as of November 10, 2009 was 44,427,630.

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING.  VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008.  WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.            Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$551,023	$66,226
Accounts receivable	44,550	45,760
Accounts receivable – related party	174,653	-
Interest receivable – related party	43,689	31,689
Inventories	4,778	40,138
Prepaid expenses	41,711	189,049
Note receivable – related party	200,000	200,000
Deferred finance costs, net	-	8,693
Deposits	-	104,146
Total Current Assets	1,060,404	685,701

Investments	858,830	200,000
Property and equipment, net	197,479	496,206
Intangible assets, net	65,029	2,012,097
Security deposits	11,093	10,667
Total Assets	$2,192,835	$3,404,671

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$981,086	$2,205,661
Accrued expenses	342,100	298,692
Deferred revenue	8,781	58,781
Deferred revenue – related party	250,000	-
Short-term convertible notes payable, net of discount	-	2,510,054
Short-term secured promissory notes payable	-	350,000
Short-term promissory notes payable, net of discount	-	1,061,278
Security deposits	2,000	2,000
Loans payable	-	5,731
Total Current Liabilities	1,583,967	6,492,197
Notes payable, long-term portion	44,000	44,000
Total Liabilities	1,627,967	6,536,197

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; Series A-1 convertible preferred shares: 4,060,397 and 0 shares issued and outstanding	40,604	-
Common stock; $0.01 par value; 75,000,000 authorized; 44,277,630 and 42,886,380 shares issued and outstanding	442,776	428,863
Additional paid-in capital	47,336,451	41,549,234
Accumulated deficit	(47,254,963)	(45,109,623)
Total Stockholders’ Equity (Deficit)	564,868	(3,131,526)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,192,835	$3,404,671
The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Revenues	$108,957	$216,526	$440,859	$469,786
Revenues – related party	880,341	-	880,341	-
Total Revenues	989,298	216,526	1,321,200	469,786

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	26,274	3,641	27,737	27,123
Sales and marketing	5,556	1,818	6,112	94,394
General and administrative	834,792	814,434	1,695,870	2,299,763
Professional fees	222,480	260,258	311,649	818,984
Research and development	910,435	508,815	1,194,713	1,738,304
Amortization	5,450	44,901	17,153	134,544
Depreciation	17,049	26,273	52,194	79,662
Total Costs and Operating Expenses	2,022,036	1,660,140	3,305,428	5,192,774

Loss from Operations	(1,032,738)	(1,443,614)	(1,984,228)	(4,722,988)

Other Income (Expense):
Interest and dividend income	6,542	4,211	35,761	16,508
Interest expense	(79,839)	(85,913)	(463,431)	(185,461)
Rental income	5,138	5,786	16,673	17,746
Amortization of debt discount to interest expense	(89,520)	(462,096)	(361,666)	(808,637)
Amortization of deferred financing costs to interest expense	-	(170,264)	(8,693)	(249,633)
Loss from deconsolidation of subsidiary	-	-	(43,286)	-
Deconsolidated subsidiary loss	-	-	(272,579)	-
Loss from equity method investment	(427,531)	-	(427,531)	-
Loss on extinguishment of debt	-	-	-	(439,445)
Gain (loss) on disposition of assets	1,363,640	-	1,363,640	(1,787)
Total Other Income (Expense), net	778,430	(708,276)	(161,112)	(1,650,709)

Loss Before Taxes	(254,308)	(2,151,890)	(2,145,340)	(6,373,697)

Provision for Income Taxes	-	-	-	-

Net Loss	(254,308)	(2,151,890)	(2,145,340)	(6,373,697)

Net Loss Attributable to Noncontrolling Interest in Subsidiary	-	84,559	-	147,638

Net Loss Attributable to QuantRx	$(254,308)	$(2,067,331)	$(2,145,340)	$(6,226,059)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.05)	$(0.05)	$(0.15)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	44,054,152	42,183,242	43,427,869	41,938,312
The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,145,340)	$(6,226,059)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	69,347	214,206
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	370,359	1,058,270
Expenses related to employee stock based compensation	531,354	809,145
Expenses related to non-employee stock based compensation	5,666	48,187
Non-cash fair value of warrants and options issued for consulting	-	140,221
Non-cash incremental fair value of modified warrants issued for interest	6,250	-
Non-cash fair value of warrants issued for interest	72,075	9,001
Non-cash fair value of common stock issued for interest	78,000	11,475
Loss from deconsolidation of subsidiary	43,286	-
Loss from deconsolidated subsidiary	272,579	-
Loss from joint venture	427,531	-
Interest income settled in common stock of former subsidiary	(18,000)	-
Loss on extinguishment of debt	-	439,445
(Gain) loss on disposition of assets	(1,363,640)	1,787
Issuance of convertible notes for accrued interest	175,895	103,123
Issuance of preferred stock for accrued interest	60,823	-
Noncontrolling interest	-	(147,638)
(Increase) decrease in:
Accounts receivable	(173,443)	45,223
Interest receivable	(12,000)	(12,040)
Inventories	35,360	(32,084)
Prepaid expenses	42,832	85,750
Deposits	581	3,028
Security deposits	(426)	-
Increase (decrease) in:
Accounts payable	121,067	893,369
Accrued expenses	258,457	43,082
Deferred revenue	200,000	75,448

Net Cash Used by Operating Activities	(941,387)	(2,437,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchases of fixed assets	(27,870)	(9,734)
Cash paid for intangible assets	(250,000)	(25,000)
Cash advances to subsidiary prior to deconsolidation	(13,800)	-
Cash paid for licensing agreement	-	(20,000)
Cash paid for capitalized website development costs	-	(600)

Net Cash Used by Investing Activities	(291,670)	(55,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes, net of issuance costs of $0 and $57,500	430,000	942,500
Proceeds from issuance of senior secured convertible notes, net of legal fees of $0 and $7,500	425,000	992,500
Proceeds from issuance of senior secured promissory notes	250,000	550,000
Repayment of short-term debt	(1,347,199)	(100,000)
Distribution from joint venture	2,000,000	-
Payments on loan payable used to finance equipment purchase	(5,731)	(8,090)
Proceeds from exercise of common stock warrants	-	169,189
Payment of payables related to asset acquisition deposit	(25,000)	-
Payment of payables related to fixed asset purchases	(8,803)	(13,298)

Net Cash Provided by Financing Activities	1,718,267	2,532,801

Net Increase (Decrease) in Cash and Cash Equivalents	485,210	40,406
Net Cash of Deconsolidated Subsidiary	(413)	-
Cash and Cash Equivalents, Beginning of Period	66,226	213,332

Cash and Cash Equivalents, End of Period	$551,023	$253,738

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$70,193	$46,885
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities Financing and Investing Activities:
Fair value of warrants issued to placement agents for debt financing costs	$-	$119,750
Fair value of common stock issued with convertible notes	85,803	-
Fair value of warrants issued with convertible notes	33,487	122,036
Fair value of beneficial conversion feature embedded in convertible notes	6,325	647,760
Fair value of common stock issued with senior secured promissory notes	-	79,806
Fair value of warrants issued with senior secured promissory notes	-	58,050
Fair value of common stock issued with promissory notes	51,848	132,827
Fair value of warrants issued with promissory notes	39,666	108,159
Fair value of warrants issued in conjunction with joint venture formation	1,000,000	-
Issuance of preferred stock to settle short-term debt	3,999,565	-
Increase in payables related to purchase of fixed assets	-	9,203
Increase in payables related to license acquisition	-	8,715
Increase in payables for debt financing costs	-	125,000
Decrease in deposits related to intangible asset acquisition	100,000	-
Issuance of common stock for intangible asset acquisition	350,000	-
Decrease in intangible assets related to joint venture contribution	722,722	-
Increase in payables related to deposit on equipment purchase	-	117,543
Exchange of promissory notes for senior secured convertible note	707,890	-
Elimination of deconsolidated subsidiary accounts:
Prepaid expenses	104,506	-
Property and equipment, net	274,404	-
Intangible assets, net	1,907,193	-
Deposits	3,565	-
Accounts payable	1,311,839	-
Accrued expenses	215,050	-
Additional paid-in-capital	479,129	-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Description of Business and Basis of Presentation

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

QuantRx is a diagnostics company focused on the development and commercialization of innovative diagnostic products for the Point-of-Care (POC) markets based on its patented technology platforms for the worldwide healthcare industry. These platforms include: RapidSense® and Q-Reader™ point-of-care testing products based on QuantRx’s core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets and PAD technology for the consumer markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs. Additionally, the Company has made significant investments in a company developing Single Nucleotide Polymorphism (SNP) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets and in its formerly majority-owned subsidiary, FluoroPharma, Inc., a company developing molecular imaging agents for Positron Emission Tomography (PET) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.

The Company’s overall growth strategy is to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize products through corporate partners and distributors; and (iii) contract manufacturing to third parties while maintaining control over the manufacturing process.

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

On July 30, 2009, QuantRx and NuRx Pharmaceuticals, Inc. jointly formed QN Diagnostics, LLC, a Delaware limited liability company, with each company owning 50% of the joint venture. The purpose of the joint venture is to develop and commercialize products incorporating our lateral flow strip technology and related lateral flow strip readers. See Note 3.

These consolidated financial statements include the accounts of the Company and, through December 31, 2008, its formerly majority-owned subsidiary, FluoroPharma.  Effective May 5, 2009, QuantRx and FluoroPharma executed transactions that resulted in QuantRx no longer having a controlling ownership interest, resulting in the deconsolidation of FluoroPharma. QuantRx has restated its financial statements as of January 1, 2009, to reflect the results of its former subsidiary as a one-line item, and effective May 5, 2009 our financial statements reflect our investment in FluoroPharma under the equity method of accounting. See Note 5 for additional information. When used in these notes, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Biomedical Corporation, a Nevada corporation.

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

While the Company has formed a strategic joint venture (See Note 3) to alleviate the funding requirements for the development and commercialization of its lateral flow based products and has settled its outstanding short-term notes in full, management believes that given the current economic environment and the continuing need to strengthen the Company’s cash position, there is still doubt about our ability to continue as a going concern. We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our remaining products and bring them to commercial markets. The Company is currently negotiating several potential transactions; however, there can be no assurance that we will be successful in our efforts to raise additional capital.

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

2.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments

QuantRx follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (Accounting Standards Codification (ASC Topic 718))   SFAS No. 123(R) establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  QuantRx uses the Black-Scholes method to determine fair value on the measurement date.  Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123(R), which resulted in employee stock-based compensation expense for the three and nine months ended September 30, 2009 of $289,750 and $531,354, respectively, and $322,978 and $809,145 for the three and nine months ended September 30, 2008 (including $121,061 and $248,116 relating to subsidiary options), respectively.

Black Scholes Option Pricing Model

The following assumptions were determined at the beginning of each year and have been utilized in all Black Scholes calculations for each year:

	2009	2008
Risk-free interest rate	3.24%	5.35%
Expected volatility	70%	117%
Dividend yield	0%	0%
Expected term	Actual term	Actual term

Earnings per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” (ASC Topic 260). Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common stock equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of September 30, 2009, the Company had outstanding options exercisable for 2,780,500 shares of its common stock, warrants exercisable for 14,193,434 shares of its common stock, and preferred shares convertible into 8,120,794 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the three and nine months ended September 30, 2009.

As of September 30, 2008, the Company had outstanding options exercisable for 2,344,750 shares of its common stock, warrants exercisable for 7,996,684 shares of its common stock, and debt securities convertible into 4,508,137 shares of its common stock.  The above options, warrants, and convertible debt securities were deemed to be antidilutive for the three and nine months ended September 30, 2008.

Fair Value

Effective January 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) for nonfinancial assets and liabilities. The adoption of this statement had no impact on the Company’s consolidated results of operations or financial condition.

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

Noncontrolling Interest

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (ASC Topic 810). This statement requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. The statement requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance; if this would result in a material change to consolidated net income, pro forma financial information is required. It was effective for QuantRx beginning in the first quarter of 2009. As of January 1, 2009, the Company presented its financial statements in accordance with this statement.

On May 5, 2009, QuantRx and FluoroPharma reorganized their relationship by terminating their investment agreement and related agreements. The termination of these investment agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoroPharma by third parties, QuantRx agreed to convert all outstanding receivables from FluoroPharma into common stock of FluoroPharma. As a result of these transactions and the third party investment, QuantRx’s ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation and a loss at deconsolidation in accordance with SFAS No. 160 (ASC Topic 810).  See Note 5 for additional details.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification or ASC) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (SEC), has been superseded by the Codification. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification is effective and will impact the Company’s financial statement disclosures beginning with the quarter ended September 30, 2009. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC Topic 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (subsequent events). The statement requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. It does not apply to subsequent events or transactions that are within the scope of other GAAP. The adoption of these provisions in the second quarter of 2009 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (ASC Topic 825) which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by SFAS No. 107. The Company adopted these provisions in the quarter ended September 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (ASC Topic 320) which clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The implementation of these provisions in the quarter ended September 30, 2009 resulted in no material impact to the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (ASC Topic 820) which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The implementation of this standard in the quarter ended September 30, 2009 did not have a material impact on QuantRx’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC Topic 470). This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Implementation of this standard in the first quarter of 2009 did not have a material impact on QuantRx’s consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (ASC Topic 350). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The implementation of this standard in the first quarter of 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (ASC Topic 815). This statement enhanced the disclosure requirements for derivative instruments and hedging activities. Implementation of this standard in 2009 had no impact on QuantRx’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (ASC Topic 805). SFAS No. 141(R) changes the accounting for business combinations. Adoption of this statement in 2009 has had no impact on QuantRx’s consolidated financial statements.

In November 2007, EITF No. 07-01, “Accounting for Collaborative Arrangements” (ASC Topic 808) was issued. Adoption of this standard in 2009 did not have a material impact on the Company’s consolidated results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the three and nine months ended September 30, 2008 to conform to the presentation of the financial statements for the three and nine months ended September 30, 2009. The reclassifications were to reflect the retrospective adoption of SFAS No. 160 (ASC Topic 810). Additionally, we have reflected the permissible “one-line” restatement of our former subsidiary’s results as of January 1, 2009.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC‘s Staff Accounting Bulletin Topic 13, “Revenue Recognition” (Topic 13) and EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (ASC Topic 605). Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Revenue from licensing agreements is recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees that are not contingent on any future performance by us are recognized as revenue when revenue recognition criteria under these standards are met and the license term commences. Nonrefundable upfront fees, where we have an ongoing involvement or performance obligations, are recorded as deferred revenue and recognized as revenue over the life of the contract, the period of the performance obligation or the development period, whichever is appropriate in light of the circumstances.

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

3.	QN Diagnostics, LLC

On July 30, 2009, QuantRx and NuRx Pharmaceuticals, Inc. entered into agreements to form QN Diagnostics, LLC (QND), a Delaware limited liability company. Pursuant to the agreements, QuantRx contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology with a fair value of $5,450,000, and NuRx contributed $5,000,000 in cash to QND.  Following the respective contributions by NuRx and QuantRx to the joint venture, NuRx and QuantRx each own a 50% interest in QND.  The purpose of the joint venture is to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

Under the terms of the agreements, QND made a $2,000,000 cash distribution to QuantRx. QuantRx is committed to further capital contributions aggregating $1.55 million, comprised of: payment of milestone payments with PRIA Diagnostics (see Note 4) in QuantRx common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions will be made by QuantRx and NuRx on an equal basis.

QuantRx and QND also entered into a Development and Services Agreement, pursuant to which QND shall pay a monthly fee to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products. The revenue recognized by QuantRx associated with the QND Development and Services Agreement in the quarter ended September 30, 2009 was $880,341, while the expenses related to this agreement for the quarter ended September 30, 2009 were $880,341. Expenses are included in each appropriate expense category. As of September 30, 2009, deferred revenue included $250,000 of prepaid service fees related to its development and services agreement with QND, which was recognized in October 2009, and accounts receivable from QND as of that date was $174,653.

In connection with these transactions, NuRx received two warrants to purchase 2,000,000 shares of QuantRx common stock each, for an aggregate of 4,000,000 shares of QuantRx common stock (fair value $1,000,000).  The warrants expire on July 30, 2014 and have an exercise price of $0.50 and $1.25, respectively.

QuantRx recognized a gain on the contribution of the intellectual property of $1.36 million, representing the net gain of $4.72 million from the disposition, reduced by the fair value of warrants issued to NuRx ($1.0M) and the elimination of the portion of the intercompany gain associated with QuantRx’s 50% interest in QND ($2.36M).

Summarized unaudited financial information of QND for the three months ended September 30, 2009, is as follows: revenues and gross profit: $50,000; net loss: $930,000.  QuantRx recorded a loss from QND under the equity method of $428,000, representing the Company’s 50% portion of QND’s net loss, adjusted for an amortization modification based upon QuantRx’s basis in the contributed assets.  There were no other intercompany profits to eliminate.

4.	PRIA Asset Purchase Agreement

On July 30, 2009, the Company executed an asset purchase agreement with PRIA Diagnostics, LLC, pursuant to which PRIA agreed to sell to QuantRx certain of PRIA’s patents, trademarks, other intellectual property assets and certain fixed assets. The aggregate purchase price for such assets was $725,000, comprised of cash and shares of QuantRx common stock.

Under the asset purchase agreement, QuantRx is required to make additional contingent payments, in the form of cash and common stock, upon the occurrence of certain milestone events.  Such cash milestone payments will be made by QN Diagnostics (see Note 3).  In addition, QND is required to pay royalties to PRIA on a quarterly basis upon the commercialization of a product utilizing the acquired technologies for five years from the initial sales date of the first such product sold.  QuantRx also agreed under the asset purchase agreement to offer to PRIA the first opportunity to manufacture certain products utilizing the acquired technologies before entering into any agreement or arrangement with a third party to manufacture such products.

5.	Investments

FluoroPharma, Inc.

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

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. As of September 30, 2009 and December 31, 2008, QuantRx owned approximately 40.77% and 57.78%, respectively, of the issued and outstanding capital stock of FluoroPharma. At September 30, 2009, QuantRx had warrants and options to purchase an additional 544,278 shares of FluoroPharma common stock at exercise prices ranging from $0.75 to $1.50, which, if exercised together with FluoroPharma’s other outstanding options and warrants, would reduce the QuantRx’s ownership percentage to approximately 34.82% on a fully diluted and as converted basis as of September 30, 2009.

At September 30, 2009, FluoroPharma’s condensed financial information was estimated as follows: expenses and net losses for the period of May 5, 2009 through September 30, 2009 were estimated at $570,444. QuantRx’s estimated allocation of the net loss of $232,570 for the period commencing May 5, 2009 through September 30, 2009 was not recorded, since the remaining investment in FluoroPharma had a carrying value of $0 as of the deconsolidation of FluoroPharma at May 5, 2009.

6.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2009	December 31, 2008
Licensed patents and patent rights	$50,000	$2,197,020
Patents	41,004	82,008
Technology license	-	22,517
Website development	40,750	49,711
Less: accumulated amortization	(66,725)	(339,159)
Intangibles, net	$65,029	$2,012,097

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $5,450 and $17,153 for the three and nine months ended September 30, 2009, and $44,901 and $134,544 for the three and nine months ended September 30, 2008, respectively.  Impairment will be considered in accordance with the Company’s impairment policy. No impairment was recognized as of September 30, 2009.

At December 31, 2008, the Company’s consolidated financial statements included the accounts of its formerly majority-owned subsidiary. Effective May 5, 2009 the Company no longer held a controlling interest, which resulted in the deconsolidation and the elimination of the former subsidiary’s accounts; which included the elimination of intangible assets with a net carrying amount of $1,907,193. See Note 5 for additional details.

7.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	September 30, 2009	December 31, 2008
Prepaid expenses:
Prepaid consulting	$-	$92,649
Prepaid consulting – related party	-	4,674
Prepaid insurance	30,695	37,473
Prepaid interest	-	44,426
Prepaid rent	5,310	5,310
Other	5,706	4,517
Prepaid expenses	$41,711	$189,049

Deferred financing costs:
Deferred financing costs	$-	$133,250
Less: accumulated amortization	-	(124,557)
Deferred financing costs, net	$-	$8,693

Property and equipment:
Computers and office furniture, fixtures and equipment	$124,877	$136,690
Machinery and equipment	181,347	466,338
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(200,978)	(199,055)
Property and equipment, net	$197,479	$496,206

Accrued expenses:
Payroll and related	$273,600	$156,750
Professional fees	52,000	43,800
Accrued interest	-	41,142
Other	16,500	57,000
Accrued expenses	$342,100	$298,692

8.	Deferred Revenue

On May 19, 2008, QuantRx and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specifies monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  QuantRx received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and is being amortized into revenue over the expected development period of the agreement, which is estimated as 18 months. QuantRx recognized revenue of $33,335 and $100,004 in the three and nine months ended September 30, 2009, and $33,335 and $55,337 in the three and nine months ended September 30, 2008, related to this agreement.

As of September 30, 2009, deferred revenue included $250,000 of prepaid service fees related to its development and services agreement with QND, which was recognized in October 2009.

9.	Notes Payable

In July, 2009, QuantRx made full settlement with all holders of QuantRx convertible and promissory notes, and obtained the release of all security interests in QuantRx assets granted to those note holders.  In connection with the full settlement of these notes and the release of all liens in favor of such note holders, each note holder received either cash in an amount equal to the outstanding principal and accrued interest, shares of the newly created Series A-1 convertible preferred stock (see Note 10), or a combination of both. In the aggregate, $1,335,156 was paid and 4,060,397 shares of Series A-1 convertible preferred stock with a fair value of $4,060,397 were issued to the note holders to settle the outstanding $5,281,765 in convertible and promissory notes and $113,778 in related accrued interest.

The following describes the convertible and promissory notes. QuantRx used the net proceeds from each offering for product development, working capital and general corporate purposes. The Black-Scholes option pricing model was used to calculate the fair values of all warrants issued in connection with these notes. See Note 2.

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

In the event QuantRx did not complete a qualified financing and holders do not voluntarily convert, QuantRx was to repay the outstanding principal balance and accrued and unpaid interest on January 23, 2009. All holders had extended this maturity date to July 31, 2009. Interest on the outstanding principal amount of the 2008 Notes was payable quarterly in cash or, at the holders’ option, in additional 10% senior secured convertible notes with a principal amount equal to the calculated interest amount. In connection with the financing and in accordance with the terms of the 2007 Notes, the holders representing $1,000,000 face value of QuantRx’s 2007 Notes exchanged their notes at 115% of the outstanding principal and accrued and unpaid interest as payment toward the purchase price of the 2008 Notes purchased by such holders. Accordingly, the Company issued notes in the financing in the aggregate principal balance of $1,157,247 to the former holders upon their surrender of the 2007 Notes.  In the aggregate, the Company received gross cash proceeds of $1,000,000 in connection with the issuance of the 2008 Notes.

 QuantRx determined that the terms of the 2008 Notes were “substantially different” from the terms of the 2007 Notes based on the greater than 10% change in the present value of the cash flows associated with the 2008 Notes and the 2007 Notes. As a result, the Company recorded the 2008 Notes issued in exchange for the 2007 Notes at fair value on the date of issuance and recorded a loss on extinguishment of $439,445, which includes $189,101 and $99,399 representing the remaining unamortized debt discount and deferred finance costs related to the 2007 Notes, respectively. The Company also remeasured the intrinsic value of the beneficial conversion feature embedded in the 2007 Notes at the time of extinguishment and determined that it had no value as the closing stock price on the date of extinguishment was less than the effective conversion price; therefore no allocation of the reacquisition price for the repurchase of the beneficial conversion feature embedded in the 2007 Notes was required. Additionally, there were no warrants issued to the holders of the 2007 Notes related to their exchange of 2007 Notes for 2008 Notes.

 The cash proceeds from the 2008 Notes issued in the first quarter of 2008 of $1,000,000 were allocated between the notes and the warrants on a relative fair value basis. QuantRx allocated $122,035 of the principal amount of $1,000,000 to the warrants as original issue discount, which represented the relative fair value of the warrants at the date of issuance.

Like the 2007 Notes, the conversion option embedded in the 2008 Notes described above is not considered a derivative instrument and is not required to be bifurcated since it is indexed to QuantRx’s stock and is classified as stockholders’ equity. Equity classification of the embedded conversion option is met. QuantRx also concluded that while the embedded conversion option is not required to be bifurcated, the instruments do contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion option. QuantRx measured the intrinsic value of the embedded conversion option ($647,760) based upon the effective conversion price as the allocated proceeds divided by the number of shares to be received on conversion. This amount was recorded as original issue discount.

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

In the second quarter of 2009, QuantRx issued additional 2008 Notes maturing July 31, 2009 aggregating $835,672 with substantially the same terms as the original 2008 Notes. The notes were issued to one holder of “2008 Promissory Notes” (see below) in full settlement of $707,890 in 2008 Promissory Notes due to mature in the second quarter of 2009, and related accrued interest of $27,782, as well as additional principal of $100,000. In connection with the issuance of these notes, QuantRx granted 225,000 shares of common stock (fair value of $63,000; relative fair value of $56,698) and warrants with a five year term to purchase 150,000 shares of common stock at an exercise price of $0.55 (fair value of $19,500; relative fair value of $17,839). There was no calculated beneficial conversion feature and there were no deferred finance costs for these note.

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

In the aggregate for all 2008 Notes, the fair value of the warrants issued to placement agents and the cash commissions and legal fees, if any, were recorded as deferred financing costs. The total original issue discount related to the common stock, warrants, and modified warrants issued to the investors, the beneficial conversion feature, and the deferred financing costs were amortized to interest expense over the original term of each 2008 Note. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Notes was $79,322 and $419,777 for the three and nine months ended September 30, 2009 and $291,679 and $752,962 for the three and nine months ended September 30, 2008. In first and second quarter of 2009, the Company issued 10% convertible notes in the aggregate amount of $66,416 and $81,698, respectively, for quarterly interest in the form of paid-in-kind notes.

2008 Secured Promissory Notes Payable

In the second quarter of 2008, the Company issued to certain accredited investors 8% senior secured promissory notes (the “2008 Secured Promissory Notes in the aggregate principal amount of $550,000, and an aggregate of 137,500 shares of common stock and warrants with a five-year term to purchase 137,500 shares of common stock warrants at a per share exercise price of $0.85.  The warrants provide for full antidilution protection to the holders and allow for cashless exercise. The 2008 Secured Promissory Notes were originally due on September 15, 2008, along with all accrued and unpaid interest. The cash proceeds from the 2008 Secured Promissory Notes of $550,000 were allocated between the notes, common stock and warrants on a relative fair value basis. QuantRx allocated $79,806 and $58,050 of the principal amount of $550,000 to the common stock and warrants as original issue discount, which represented the relative fair values of each at the date of issuance. In association with the issuance of the 2008 Secured Promissory Notes, QuantRx issued warrants to purchase 100,000 shares of common stock at $0.85 per share valued at $64,000 to the placement agent, and also incurred cash commissions of $55,000 in connection with the private placement resulting in total deferred finance costs of $119,000.

The fair value of the warrants issued to placement agents and the cash commissions were recorded as deferred financing costs. The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs were amortized to interest expense over the original term of the 2008 Secured Promissory Notes.

On the original maturity date, September 15, 2008, one note for $100,000 was settled in full and the Company negotiated monthly extensions of one to three months on the remaining notes. At September 15, 2008, QuantRx granted an aggregate of 22,500 shares of common stock (fair value $11,475) and warrants to purchase 22,500 shares of common stock with a five year term and an exercise price of $0.85 (fair value $9,000) for a one-month extension. The second and third one-month extensions were executed on October and November 15, 2008, on 2008 Secured Promissory Notes with an aggregate principal of $150,000.  In consideration for these stages, QuantRx granted an aggregate of 15,000 shares of common stock (fair value $5,250) and warrants to purchase 15,000 shares of common stock (fair value $3,900) with a five year term and an exercise price of $0.85. The consideration for the extensions was recognized as prepaid interest and was amortized over the extension periods. On December 15, 2008, when these Notes matured, the holders agreed to extend the maturity date to July 31, 2009. In consideration for one of these seven and a half month extensions, QuantRx modified the holder’s warrants to purchase 20,000 shares of common stock by reducing the exercise price from $0.85 to $0.55. The incremental value of this modification was $400, which was recorded as prepaid interest and was amortized over the term of the extension as interest expense.

On October 15, 2008, QuantRx executed an eleven-month extension with a holder of a $100,000 2008 Secured Promissory Note.  In consideration for this extension, QuantRx granted 75,000 shares of common stock with a fair value of $22,500, which was recorded as prepaid interest and was being expensed over the term of the extension, with the remaining balance expensed at settlement in July, 2009.

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

In the second quarter of 2009, QuantRx issued an additional $250,000 2008 Secured Promissory Note with substantially the same terms as the original 2008 Secured Promissory Notes and a maturity date of August 10, 2009. The note was issued to NuRx Pharmaceuticals, Inc. in contemplation of a strategic transaction. There were no deferred finance fees incurred and no original issue discount.

In the aggregate, QuantRx recorded $9,328 and $55,447 in interest expense, including amortization of original issue discount, deferred financing costs and prepaid interest for the three and nine months ended September 30, 2009 and $246,366 and $278,007 for the three and nine months ended September 30, 2008.

2008 Unsecured Promissory Notes Payable

In August 2008, the Company issued to certain accredited investors 8% promissory notes (the “2008 Promissory Notes”) in the aggregate principal amount of $1,000,000, and an aggregate of 250,000 shares of common stock and warrants with a five-year term to purchase 250,000 shares of common stock at an exercise price of $0.85.  The warrants provide for full antidilution protection to the holders and allow for cashless exercise. The 2008 Promissory Notes were originally due on October 31, 2008, along with all accrued and unpaid interest.  The net cash proceeds from the 2008 Promissory Notes were $942,500. QuantRx allocated $132,827 and $108,159 of the principal amount of $1,000,000 to the common stock and warrants as original issue discount, which represented the relative fair values of each at the date of issuance.

In association with the issuance of the 2008 Promissory Notes, QuantRx incurred cash commissions and legal fees of $57,500, which were recorded as deferred financing costs and expensed over the original term.

As of October 31, 2008, QuantRx settled a $500,000 2008 Promissory Note with the issuance of a $607,890 8% unsecured promissory note which included additional principal of $100,000 and accrued interest of $7,890.  The original maturity date was April 30, 2009.  In connection with the issuance of this note, QuantRx granted 200,000 shares of common stock (fair value of $80,000; relative fair value of $70,696); the relative fair value of the common stock was recorded as debt discount and was amortized over the original term of the new note. In the second quarter of 2009, this 2008 Promissory Note and additional 2008 Promissory Notes issued in the second quarter of 2009 held by this note holder, in the aggregate principal amount of $707,890, together with accrued interest of $27,782 related to these 2008 Promissory Notes, were settled through the issuance of a 2008 Note.

QuantRx executed an extension with a holder of a $500,000 2008 Promissory Note as of October 31, 2008, extending the maturity date to January 31, 2009.  In consideration for this extension, QuantRx granted 200,000 shares of common stock with a fair value of $80,000 and revised the interest rate on the original 8% note to 10% effective as of the origination date, which was expensed over the term of the extension.  After making a principal payment of $15,000, QuantRx executed a further extension with this holder as of January 31, 2009, extending the maturity date to May 31, 2009 for the remaining principal amount of $485,000.  In consideration for this extension, QuantRx granted 100,000 shares of common stock (fair value $39,000) and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000).  Additionally, warrants to purchase 125,000 shares of common stock were modified, reducing the exercise price from $0.85 to $0.55 (incremental fair value $3,750).  The fair value of the consideration was expensed over the term of the extension. At May 31, 2009, QuantRx executed an additional extension with this holder extending the maturity date to July 31, 2009. In consideration for this additional extension, QuantRx granted 100,000 shares of common stock (fair value $39,000) and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000), which was expensed over the term of the additional extension.

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

In the second quarter of 2009, the Company issued a $50,000 8% Promissory Note maturing May 31, 2009 (settled prior to maturity with the issuance of a 2008 Note) and $185,000 8% Promissory Notes maturing June 30, 2009 and July 31, 2009. In connection with these issuances, QuantRx issued 105,000 shares of common stock (fair value $39,150; relative fair value of $28,488) and warrants to purchase an aggregate of 130,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $19,050; relative fair value of $16,611).  The relative fair value of the common stock and warrants was recorded as debt discount and was amortized over the original term of the notes.

In the third quarter of 2009, the Company issued an aggregate of $80,000 8% Promissory Notes maturing July 31, 2009. In connection with these issuances, QuantRx issued 80,000 shares of common stock (fair value $33,000; relative fair value of $23,360).  The relative fair value of the common stock was recorded as debt discount and was expensed over the original term of the notes.

The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs were amortized to interest expense over the original terms of the 2008 Promissory Notes. In the aggregate, QuantRx recorded $79,303 and $353,951 in interest expense, including amortization of original issue discount, prepaid interest, and deferred financing costs, related to the 2008 Promissory Notes for the three and nine months ended September 30, 2009 and $178,957 for the three and nine months ended September 30, 2008. No deferred finance costs were incurred on these Promissory Notes issued in 2009.

10.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value, and 10,000,000 are designated Series A-1 convertible preferred stock, $0.01 par value. The remaining 5,250,000 authorized preferred shares have not been designated by the Company as of September 30, 2009. At September 30, 2009, 4,060,397 shares of Series A-1 preferred stock were outstanding. The Company had no issued and outstanding preferred stock at December 31, 2008.

The Series A-1 preferred stock ranks prior to the common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms do not rank senior to the Series A-1 preferred stock. Holders of the Series A-1 preferred stock shares are entitled to receive, when, as and if declared by the Board of Directors, preferential dividends which shall accrue at the rate of 8% per annum to be paid at the option of the Company, either in cash or by the issuance of additional shares of Series A-1 preferred stock. The Company may, at its option, redeem shares of the Series A-1 preferred stock, in whole or in part, out of funds legally available, by action of the Board of Directors, at any time after the issuance of such Series A-1 preferred stock, at a redemption price equal to the face amount plus all accrued and unpaid dividends on such Series A-1 preferred stock. At any time on or after the issuance date, the Series A-1 preferred stock may be converted into a number of fully paid and nonassessable shares of common stock at a conversion rate of two shares of common stock for each one share of Series A-1 preferred stock.

In the third quarter of 2009, the Company issued 4,060,397 shares of Series A-1 preferred stock to certain holders of the Company’s promissory notes in exchange for the cancellation of their respective notes and the releases of any security interests.

11.	Common Stock, Options and Warrants

In the third quarter of 2009, in connection with an asset purchase, QuantRx issued 700,000 shares of common stock (fair value of $350,000).

In the third quarter of 2009, in connection with the establishment of a joint venture, QuantRx issued two warrants to purchase 2,000,000 shares (4,000,000 in the aggregate) of QuantRx common stock with a fair value of $1,000,000.  The warrants expire on July 30, 2014 and have an exercise price of $0.50 and $1.25, respectively.

In the third quarter of 2009, warrants to purchase an aggregate of 550,000 shares of common stock were granted to certain executives. The warrants were issued with an exercise price of $0.50, have a term of five years, an aggregate fair value of $165,000, and are vested with respect to 475,000 warrants, with the remaining 75,000 warrants vesting with the successful completion of a development milestone. Stock based compensation expense related to the issuance of these warrants was $153,750 for the three months ended September 30, 2009.

In the third quarter of 2009, in connection with the issuance of $80,000 8% unsecured promissory notes, the Company issued an aggregate of 80,000 shares of common stock (fair value $33,000; relative fair value of $23,360).

In the second quarter of 2009, in connection with the issuance of $835,672 10% senior secured convertible promissory notes, the Company issued an aggregate 225,000 shares of common stock (fair value of $63,000; relative fair value of $56,698) and warrants with a five year term to purchase 150,000 shares of common stock at an exercise price of $0.55 (fair value of $19,500; relative fair value of $17,839).

In the second quarter of 2009, in connection with the issuance of $235,000 8% promissory notes, the Company issued an aggregate of 105,000 shares of common stock (fair value of $39,150; relative fair value of $28,488) and warrants to purchase an aggregate of 130,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value of $19,050; relative fair value of $16,611).

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

On December 15, 2008, QuantRx negotiated extensions on each of the then-maturing 2008 Secured Promissory Notes. In consideration for one of these seven and a half month extensions, QuantRx modified the holder’s warrants to purchase 20,000 shares of common stock by reducing the exercise price from $0.85 to $0.55. The incremental value of this modification was $400, which was recorded as prepaid interest and was amortized over the term of the extension as interest expense.

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

In April 2008, the Company issued warrants with a five year term to purchase 25,000 shares of common stock at an exercise price of $1.35. The warrants were issued as payment for technical advisory services related to medical diagnostics. The fair value of these warrants was calculated to be $16,250, and was expensed over a one year term.

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

2007 Incentive and Non-Qualified Stock Option Plan

Pursuant to SFAS 123(R), the fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to QuantRx’s employee options was $136,000 and $223,704 for the three and nine months ended September 30, 2009, and $201,917 and $561,029 for the three and nine months ended September 30, 2008, respectively. Compensation cost related to QuantRx’s non-employee options was a reduction of $1,667 based on a remeasurement adjustment in the nine months ended September 30, 2009, and $833 and $7,000 for the three and nine months ended September 30, 2008, respectively.

In the third quarter of 2009, non-qualified stock options to purchase an aggregate of 500,000 shares of common stock were granted and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan to executives in accordance with employment agreements executed July 30, 2009. The options were issued with an exercise price of $0.50, have a term of five years, and are vested with respect to 375,000 options, with the remaining 125,000 options vesting with the successful completion of development milestones. The fair value of these options is $150,000.

In the first quarter of 2009, qualified stock options to purchase an aggregate of 130,000 shares of common stock were granted to employees and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.31, and have a term of five years. The options vest monthly over one year. The fair value of these options is $24,700.

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

In August 2008, in connection with a debt financing, QuantRx incurred cash commissions of $50,000 to Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. Burnham Hill Partners was the placement agent for the debt financing. These commissions are outstanding as of September 30, 2009.

On June 16, 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $64,000 to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.85 to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $55,000 are due to Burnham Hill Partners for its role as placement agent in the transaction as of September 30, 2009.

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

At September 30, 2009, cash commissions of $20,000 were due to Burnham Hill Partners for its role as placement agent in a debt financing transaction in October 2007.

A member of the Company’s board of directors served as a consultant to the Company on various business, strategic, and technical issues. His contract expired May 31, 2008. Fees paid and expensed for these services by the Company during the nine months ended September 30, 2008 were $20,000.

13.	Commitments and Contingencies

QN Diagnostics and PRIA Diagnostics

QuantRx is committed to further capital contributions to QN Diagnostics aggregating $1.55 million, comprised of: payment of milestone payments with PRIA Diagnostics in QuantRx common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions will be made by QuantRx and NuRx on an equal basis. See Notes 3 and 4.

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011.  Some of these leases contain cancellation clauses, subject to a termination fee, and include allocations for common expenses subject to future adjustment.  Rent expense related to operating leases was approximately $33,602 and $99,103 for the three and nine months ended September 30, 2009, and $30,689 and $90,689 for the three and nine months ended September 30, 2008, respectively. In connection with facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of September 30, 2009 are estimated as follows:

Remainder of 2009	$37,643
2010	75,678
2011	43,875
Total minimum payments	$157,196

In February 2007, the Company began subleasing research and development lab space under the noncancellable operating leases. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sublease income was $5,138 and $16,673 for the three and nine months ended September 30, 2009, and $5,786 and $17,746 for the three and nine months ended September 30, 2008 respectively, and is recorded in other income.

Executive Employment Contracts

The Company has employment contracts with key Company executives that provide for the continuation of salary to the executives if terminated for reasons other than cause or in connection with a change in control of QuantRx, as defined in those agreements. At September 30, 2009, the future employment contract commitment for such key executives based on these termination clauses was approximately $636,000.

14.	Subsequent Events

In the fourth quarter of 2009, 150,000 shares of common stock and warrants to purchase an aggregate of 200,000 shares of common stock were granted in consideration of investor relations services. Warrants to purchase 100,000 shares of common stock were issued with an exercise price of $0.50 and have a term of five years. Warrants to purchase 100,000 shares of common stock were issued with an exercise price of $1.25 and have a term of five years.

The Company evaluated subsequent events that occurred from October 1, 2009 through November 16, 2009, the date the Company’s financial statements were issued. The evaluation resulted in no other impact to the interim consolidated financial statements.

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

QuantRx is a diagnostics company focused on the development and commercialization of innovative diagnostic products for the Point-of-Care (POC) markets based on its patented technology platforms for the worldwide healthcare industry. These platforms include: RapidSense® and Q-Reader™ point-of-care testing products based on QuantRx core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets and PAD technology for the consumer markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs. Additionally, the Company has made significant investments in a company developing Single Nucleotide Polymorphism (SNP) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets and in its formerly majority-owned subsidiary, FluoroPharma, Inc., which is developing molecular imaging agents for Positron Emission Tomography (PET) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.

The Company’s overall growth strategy is to: (i) leverage its broad-based IP and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize products through corporate partners and distributors; and (iii) contract manufacturing to third parties while maintaining control over the manufacturing process.

RapidSense and Q-Reader (QN Diagnostics)

On July 30, 2009, QuantRx entered into agreements with NuRx Pharmaceuticals, Inc., pursuant to which QuantRx contributed certain intellectual property, including intellectual property purchased from PRIA Diagnostics, LLC, and other assets related to its lateral flow strip technology and related lateral flow strip readers into QN Diagnostics, a newly formed Delaware limited liability company that was formed as a joint venture between NuRx and QuantRx.

Under the terms of agreements, NuRx contributed $5,000,000 in cash to the joint venture.  Following the respective contributions by NuRx and QuantRx to the joint venture, NuRx and QuantRx will each own a 50% interest in the joint venture.  The purpose of the joint venture will be to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

QuantRx and the QN Diagnostics also entered into a Development and Services Agreement on July 30, 2009, pursuant to which the QN Diagnostics has agreed to pay a monthly fee to QuantRx in exchange for QuantRx providing all services, equipment and facilities related to the development, regulatory approval and commercialization of lateral flow products.

The patented RapidSense technology - a one-step lateral flow test with unique features such as a positive indication for a positive test - combined with the reader platform allows the company to target POC diagnostics previously limited to the diagnostic laboratory. These applications include but are not limited to therapeutic drug monitoring, cancer diagnostics, diagnosis of cardiac disease, and other critical tests. This rapid and disposable point-of-care diagnostic technology is ideal for testing any body fluid, including urine and oral fluids. QuantRx has also patented innovative oral fluid collection devices specifically designed for its RapidSense technology. These distinctive collection devices coupled with RapidSense and the reader platform enable us to target the large and growing markets for diagnostics using oral sample collections which have heretofore been limited to more rudimentary blood or urine testing.

The  RapidSense products are targeting the POC healthcare professional markets. To access the unique capabilities of RapidSense and provide meaningful data to medical professionals, we have been developing a cost efficient portable device called the Q-Reader for use with RapidSense.  During the past year, we successfully advanced our Q-Reader initiative through the acquisition of intellectual property (IP) from PRIA Diagnostics.  PRIA’s optics IP enables the cost effective translation of lateral flow results beyond a “positive” or “negative” and produces a test-specific quantified result so that changes in body chemistry can be measured in the primary care practitioner’s office.  This has the potential to shift outside lab work to the physician’s office, thus reducing time and expense while creating a revenue source for the medical professional. Among the initial products being developed is a line of extremely sensitive Clinical Laboratory Improvement Amendments (CLIA) waived quantitative POC lateral flow diagnostic tests, with reliable and repeatable sensitivity at the level needed to provide laboratory level results to the POC market.

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

On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, QuantRx’s ownership of the outstanding capital stock of FluoroPharma was approximately 45.55%, and at September 30, 2009, it was approximately 40.77%. Subsequent to the termination of the investment agreements between QuantRx and FluoroPharma, QuantRx has no continuing obligations or commitments to FluoroPharma.

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

At May 5, 2009, QuantRx’s remaining net basis of the investment in FluoroPharma, inclusive of receivables from FluoroPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($272,579 in 2009) related to the consolidated results of FluoroPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then noncontrolling (formerly minority) interests as applicable. On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, QuantRx’s ownership of the outstanding capital stock of FluoroPharma was reduced to a noncontrolling interest of approximately 45.55%. At deconsolidation, the fair market value of QuantRx’s remaining noncontrolling interest in FluoroPharma was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in QuantRx writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. QuantRx’s estimated allocation of the net loss of $232,570 from the equity method investment in FluoroPharma for the period commencing May 5, 2009 through September 30, 2009 was not recorded, since the remaining investment in FluoroPharma had a carrying value of $0 as of the deconsolidation of FluoroPharma at May 5, 2009.

Net operating revenues for the three months ended September 30, 2009 and 2008 were $989,298 and $216,526, respectively. Net operating revenues for the nine months ended September 30, 2009 and 2008 were $1,321,200 and $469,786, respectively. The increase in revenues of $772,772 and $851,414 is due primarily to an increase in contract development primarily due to the QND joint venture; royalty income beginning in 2009 from a licensing agreement with Church & Dwight; and, on a full year basis, increased licensing income from Cytocore.

General and administrative expense for the three months ended September 30, 2009 and 2008 was $834,792 and $814,434, respectively, and for the nine months ended September 30, 2009 and 2008, was $1,695,870 and $2,299,763, respectively The increase of $20,358 ($248,708 related to QuantRx) for the quarter is due primarily to increased personnel expenses related to the joint venture with QND, offset by the absence of our former subsidiary’s results in our 2009 accounts (see above). The decrease of $603,893 ($5,899 related to QuantRx) for the nine months is due primarily to the absence of our former subsidiary’s results in our 2009 accounts (see above) and cost containment efforts, including decreased travel expenses, offset by increased personnel costs related to the joint venture with QND.

Professional fees for the three months ended September 30, 2009 and 2008, were $222,480 and $260,258, respectively, and for the nine months ended September 30, 2009 and 2008, were $311,649 and $818,984, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us. The decreases of $37,778 (including an increase of $57,421 related to QuantRx) and $507,335 ($272,918 related to QuantRx) are primarily due to the absence of our former subsidiary’s results in our 2009 accounts (see above), and decreased investor and public relation and FDA regulatory consulting as part of QuantRx’s overall cost containment efforts, substantially offset by increased legal fees in the third quarter.

Research and development expense for the three months ended September 30, 2009 and 2008, was $910,435 and $508,815, respectively, and for the nine months ended September 30, 2009 and 2008, was $1,194,713 and $1,738,304, respectively. The increase of $401,620 (including an increase of $725,304 related to QuantRx) in the quarter is primarily due to increased consulting expenses and personnel expenses related to the contract development agreement with QND, offset by the absence of our former subsidiary’s results in our 2009 accounts. The decrease of $543,591 (including an increase of $488,247 related to QuantRx) is due primarily to the absence of our former subsidiary’s results in our 2009 accounts and QuantRx’s overall cost containment efforts, offset by increased consulting costs and personnel and related expenses associated with the contract development agreement with QND.

The Company’s net loss for the three months ended September 30, 2009 and 2008 was $254,308 and $2,067,331, respectively, and for the nine months ended September 30, 2009 and 2008, was $2,145,340 and $6,226,059, respectively. The decreased net loss of $1,813,023 ($1,185,276 related to QuantRx) for the three months ended September 30, 2009 and 2008, is primarily due to the contract development agreement with QND, implementation of the cost containment efforts described above; as well as the deconsolidation of our former subsidiary (see above).  The decreased net loss of $4,080,719 ($2,170,413 related to QuantRx) for the nine months ended September 30, 2009 and 2008, is primarily due to the deconsolidation of our former subsidiary, the contract development agreement with QND, the $439,445 loss on extinguishment of convertible notes in the first quarter of 2008 and the implementation of the cost containment efforts described above.

Liquidity and Capital Resources

As of September 30, 2009, QuantRx had cash and cash equivalents of $551,023, as compared to cash and cash equivalents of $66,226 as of December 31, 2008. The net increase in cash of $484,797 for the nine months ended September 30, 2009, is primarily attributable to a $2 million distribution from our joint venture, QND, $1,105,000 in net proceeds from the issuance of promissory notes, offset by the subsequent payoff of $1,347,199 in those and other notes and accrued interest (see Note 9 to the financial statements) and net cash used for operating activities of $941,387. In addition, QuantRx invested $275,000 for an asset acquisition in the nine months ended September 30, 2009. QuantRx has used its financing proceeds as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

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

We performed annual impairment tests of our equity method goodwill. Equity method goodwill is not amortized but is subject to impairment tests through which QuantRx would have recognized an impairment loss had there been a loss in the value of the equity method goodwill which was deemed to be other than a temporary decline.

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

Share-based Payments

We grant options to purchase our common stock to our employees and directors under our stock option plan. We estimate the value of stock option awards on the date of grant using a Black-Scholes pricing model (Black-Scholes model). The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and risk-free interest rate. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

We determine the fair value of the share-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty’s performance is complete.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States.

ITEM 4T.	Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2009.

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

In the fourth quarter of 2009, 150,000 shares of common stock and warrants to purchase an aggregate of 200,000 shares of common stock were granted in consideration of investor relations services. Warrants to purchase 100,000 shares of common stock were issued with an exercise price of $0.50 and have a term of five years. Warrants to purchase 100,000 shares of common stock were issued with an exercise price of $1.25 and have a term of five years.

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

QuantRx Biomedical Corporation

Date: November 16, 2009	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO

Date: November 16, 2009	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance