Form 10-K
period 2009-12-31
QUANTRX BIOMEDICAL CORP
filed 2010-03-31
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-17119

QUANTRX BIOMEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	33-0202574
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐  No ☒.

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2009): $13,089,935

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 2010: 44,427,630 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES”, “BELIEVES”, “EXPECTS”, “INTENDS”, “FORECASTS”, “PLANS”, “FUTURE”, “STRATEGY”, OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” ON PAGE THIRTEEN HEREOF. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

PART I

As used in this annual report on Form 10-K, “we,” “us,” “our,” “QuantRx” and “Company” refer to QuantRx Biomedical Corporation, unless the context otherwise requires.

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

QuantRx was incorporated December 5, 1986 under the laws of the state of Nevada.  Effective May 5, 2009, QuantRx and its formerly majority-owned subsidiary, FluoroPharma, Inc., executed transactions that resulted in QuantRx no longer having a controlling ownership interest, resulting in the deconsolidation of FluoroPharma. As of May 5, 2009, QuantRx accounts for this investment utilizing the equity method of accounting.

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

The joint venture is managed by a board consisting of two QuantRx designees, two NuRx designees and an independent designee mutually selected by QuantRx and NuRx.  Subject to certain exceptions, board decisions are made by majority vote, provided that QuantRx and NuRx have veto rights with respect to certain matters. Since QuantRx does not have control of the joint venture, QuantRx accounts for the investment in QND utilizing the equity method of accounting.

Recent Developments

On January 29, 2010, QuantRx entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NuRx Pharmaceuticals, Inc. (NuRx) and NP Acquisition Corporation, a wholly-owned subsidiary of QuantRx (“Merger Sub”). The Merger Agreement provides that at the effective time (the “Effective Time”), Merger Sub will be merged with and into NuRx, with NuRx continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding share of NuRx’s common stock (other than shares held by NuRx or any wholly-owned subsidiary of NuRx or by QuantRx or Merger Sub or any of their respective subsidiaries, or by stockholders of NuRx who have properly demanded appraisal rights for their shares in accordance with Nevada law) will be converted into the right to receive approximately 1.54 shares of QuantRx common stock.  All options and warrants of NuRx outstanding at the Effective Time will be assumed by QuantRx and converted into rights with respect to QuantRx’s common stock.

On March 26, 2010, QuantRx entered into a Security Purchase Agreement with a qualified institutional buyer in which QuantRx sold 333,333 shares of FluoroPharma, Inc. class A common stock at a price of $0.75 per share for an aggregate amount of $250,000. Subsequent to this transaction, QuantRx’s ownership interest in FluoroPharma was reduced to approximately 36%.

Our Business

The Company’s technologies and investments target significant market opportunities through the following platforms:

Lateral Flow Diagnostics (through QN Diagnostics)

•
RapidSense® point-of-care testing products based on QuantRx core intellectual property related to lateral flow methods, devices, and processes for the consumer and healthcare professional markets. QuantRx has developed a prototype of the Q-Reader™, a unique, quantitative, point-of-care optical reader for use with RapidSense to provide economical and efficient quantitative results.

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

Molecular Imaging (through our affiliate, FluoroPharma)

•
Molecular imaging agents for Positron Emission Tomography (PET), with initial application in cardiovascular disease, addressing significant unmet medical needs by providing clinicians with important tools for early discovery and assessment.

Diagnostic products constitute the core of the QuantRx short-term product development focus. Genomic testing and molecular imaging constitute long-term revenue opportunities either through commercialization or through investment by a strategic partner.

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

Genomics USA, Inc., a private company in which QuantRx has invested, is working toward completion of its HLA – human leukocyte antigen – chip technology for vaccine validity testing. It anticipates the initiation of field tests with the United States Department of Homeland Security, prior to market launch. FluoroPharma, Inc., another private company in which QuantRx has invested, is engaged in clinical validation for the development of next-generation imaging agents for PET diagnostics with initial indications for cardiovascular disease.

The QuantRx internal development efforts are in parallel with the Company’s investigation of technologies and products for acquisition or licensing to help the Company expand and enhance its current platforms and succeed in its mission to be a market leader in medical diagnostic platforms and products for professionals, industry and consumers.

Lateral Flow Diagnostics (through QN Diagnostics)

Quantrx has developed and patented its RapidSense technology - a one-step lateral flow test with unique features such as a positive indication for a positive test – which when combined with the Q-Reader platform allows the company to target quantified point-of-care (POC) diagnostics previously limited to the diagnostic laboratory. These applications include but are not limited to thyroid disease, therapeutic drug monitoring, cancer diagnostics, diagnosis of cardiac disease, and other critical tests. This rapid POC diagnostic technology is ideal for testing any body fluid, including whole blood, serum, oral fluids and urine. QuantRx has also patented innovative oral fluid collection devices specifically designed for its RapidSense technology. These distinctive collection devices coupled with RapidSense and the reader platform enable us to target the large and growing markets for diagnostics using oral sample collections which have heretofore been limited to blood or urine testing.

Our RapidSense products target the POC healthcare professional human and veterinary diagnostic markets. QuantRx is also exploring parallel opportunities in the veterinary markets. To access the unique capabilities of RapidSense and provide meaningful data to healthcare professionals, we have been developing a cost efficient portable device called the Q-Reader for use with RapidSense.  During the past year, we successfully advanced our Q-Reader initiative with the formation of QN Diagnostics.  Q-Reader enables the translation of lateral flow results beyond a qualitative “positive” or “negative” and produces a test-specific quantified result so that changes in body chemistry can be measured in the primary care practitioner’s office.  This has the potential to shift outside lab work to the physician’s office, thus reducing time and expense while creating a revenue source for the healthcare professional. Among the initial products being developed is a line of extremely sensitive Clinical Laboratory Improvement Amendments (CLIA) waived quantitative POC lateral flow diagnostic tests, with reliable and repeatable sensitivity at the level needed to provide laboratory level results to the human medical POC market, as well as developing quantified POC diagnostic tests for the underserved veterinary market utilizing these platforms.

In 2009, commercialization of the licensed Follicle Stimulating Hormone (FSH) lateral flow immunoassay test for FSH began. QuantRx jointly developed this female fertility test with Church & Dwight. The Company licensed this technology to Church & Dwight for the OTC market and royalties commenced in the second quarter of 2009.

The Company has received clearance on four 510(k) applications from the FDA for its RapidSense urine based qualitative drugs-of-abuse test product line. QuantRx has numerous additional RapidSense-based qualitative products in the 510(k) pipeline, and could explore additional 510(k) applications as funding becomes available. The clearance on urine-based tests also sets the stage for development of saliva based tests to complement its urine drugs-of-abuse tests.  In 2009, as a function of the Company’s Q-Reader development and strategic focus on the quantitative point-of-care healthcare market, QuantRx discontinued sales of its qualitative drugs-of-abuse product line, QuikSense®, and is seeking licensing opportunities for the qualitative applications of its RapidSense technology. QuantRx is also developing rapid test POC products in oral care under a development agreement. This development agreement grants certain rights related to manufacturing upon successful development and commercialization of the products.

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

Although significant improvements have been made in the area of Pap test sample reading and sample preparation, clinical indications support broad testing for HPV will have a greater impact in lowering the incidence of cervical cancer.  The Company believes the PADKit will provide a superior and more consistent sample, as well as a simpler, more comfortable and convenient procedure for HPV testing.  The Company further hopes to demonstrate viability of the PADKit as the basis of various other diagnostic and screening tests.  The Company has formed a strategic alliance through a licensing agreement with CytoCore, Inc. to target the Pap testing market using this technology.

The Company holds several patents for the method and apparatus for collecting vaginal fluid and exfoliated vaginal cells for diagnostic purposes, collection of a sample for general diagnostic screening, and the collection of an anal sample for prostate and other diagnostic purposes.  Several clinical studies have been conducted on the PADKit, which have provided data needed to show the degree to which the sample collected can be used to replace other accepted samples, as well as its safety and ease of use.

Unique® Miniforms

The Company's Unique miniform is a safe, convenient, and flushable technology for the underserved OTC hemorrhoid and feminine hygiene and urinary incontinence markets.  The disposable miniform pads contain no adhesives and require no insertion, and are small enough to fit in the palm of a hand.

The Unique miniform is available as a treated pad for the temporary relief of the itch and discomfort associated with hemorrhoids and minor vaginal infection, and as an untreated pad, for the daily protection of light urinary, vaginal or anal leakage.

While QuantRx initiated a limited web-based domestic roll-out of the Unique miniform, it is in search of a strategic partnership(s) to expand the retail availability of the product across the United States and internationally.

QuantRx has significant experience manufacturing its miniform and a clear understanding of its costs.  The miniform technology is protected by numerous patents covering various applications, the manufacturing process, and certain materials. The Company currently has contracted with a firm based in Taiwan to manufacture its pads.

Affiliate Product Candidates

SNPchip Genome-based Diagnostic Microarray Chips (through our affiliate, Genomics USA)

Genomics USA, Inc. (GUSA), an affiliate which QuantRx owns approximately 10%, as well as a note convertible into an additional 10% on a fully diluted basis, has developed a proprietary, low cost and accurate microarray technology to support large-scale personalized medicine.  The first GUSA product, in late development, is “The HLA-Chip”, a low cost microarray with customized analytical software for high throughput clinical genetics and public health testing. The HLA-Chip is being developed to become the replacement for all DNA based Human Lymphocyte Antigen (HLA) testing in solid organ and stem cell transplantation.

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

In 2009, GUSA strengthened its intellectual property on this product with the issuance of two patents covering its microarray technology.

Development of this critical HLA determinate test has been primarily funded by a Defense Advanced Research Projects Agency (DARPA) sponsored Small Business Innovation Research (SBIR) grant of approximately $3 million. In September 2009, GUSA received two multi-year SBIR grants aggregating $3,600,000 for further development of the HLA Chip and a variant of the HLA Chip, the “AIDS-Chip”.

Molecular Diagnostic Imaging (through our affiliate, FluoroPharma)

FluoroPharma, an affiliate which QuantRx owns approximately 36% as of March 26, 2010, is developing proprietary diagnostic imaging products, with initial focus on the development of novel PET imaging agents for efficient detection and assessment of acute and chronic forms of Coronary Artery Disease (CAD). To date, the technology has been applied to the development of three cardiovascular imaging agents – CardioPET, BFPET, and VasoPET. The agents rapidly target either the myocardial cells within the heart or the vulnerable plaque within the coronary arteries and, combined with PET scanning, provide a non-invasive, highly specific, and efficient assessment of heart metabolism and physiology. Future applications exist in the broader cardiovascular, oncology, and neurology arenas.

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

Each of these products will require significant clinical validation and a lengthy FDA approval process.  While the approval process is not as long for these products as for a true drug, the process will entail several years and a large number of patients. They anticipate that it will be several years before their first New Drug Application (NDA) will be filed with the FDA, however, Investigational New Drug applications (INDs) and Phase I trials have been completed for the first two applications, and is contemplated for the final product in the near future. The development to commercialization will require significant resources, and FluoroPharma is exploring alternative funding options.

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

We face, and will continue to face, competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions. Some of these organizations, including Inverness Medical Innovations, Inc., Quidel Corporation, and Meridian Bioscience, Inc., are pursuing products based on technologies similar to our technologies. These organizations have developed and are currently marketing products, and are pursuing other technological approaches designed to produce products that may compete with some or all of our product candidates.

Any product candidates that we successfully develop, which are cleared for sale by the FDA or similar international regulatory authorities in other countries, may compete with competitive products currently being used or that may become available in the future. Many of our competitors have substantially greater capital resources than we have, and greater capabilities and resources for research, conducting preclinical studies and clinical trials, regulatory affairs, manufacturing, marketing and sales. As a result, we may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product.

Raw Materials and Manufacturing

The Company has limited manufacturing capacity for research and development projects and contracts the manufacturing of its products to third-party manufacturers in and outside the United States. All manufactured products are produced under FDA mandated Good Manufacturing Practices (GMP) standard operating procedures developed and controlled by the Company’s quality system, which specifies approved raw materials, vendors, and manufacturing methodology.

Intellectual Property Rights and Patents

In July 2009, Quantrx contributed certain intellectual property related to its lateral flow strips and related reader to QN Diagnostics (QND). As of December 31, 2009, QuantRx directly owned, 21 patents, patents pending and licensed patents related to PAD technology for diagnosis and treatment of women's health concerns and other medical needs.

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

QuantRx has eight patents issued, 11 patents pending, and two licensed patents.  Our issued patents expire between 2014 and 2021; however, QuantRx may obtain continuations which would extend the rights granted under our issued patents.  QuantRx also holds numerous United States trademarks, including QuantRx, PADkit, and Unique, and has applied for rights to several others.

Licensing, Distribution and Development Agreements

On July 30, 2009, QuantRx and QN Diagnostics (QND) entered into a Development and Services Agreement, pursuant to which QND pays a monthly fee to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products.

On May 19, 2008, QuantRx and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specified monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.

In 2007 QuantRx entered into two development agreements to develop point-of-care products in human oral care for ALT BioScience (ALT), and an at-home diagnostic test jointly with Church & Dwight Co., Inc. The ALT agreement, and subsequent renewals, commenced March 2007 and stipulated an up front fee, recognized over the initial five month term, and monthly fees. Currently, the agreement is on a month-to-month basis, subject to termination with 45 days notice. The agreement grants QuantRx certain manufacturing rights for the developed products, which shall be negotiated in good faith in a separate manufacturing agreement upon the completion of design and verification testing. These manufacturing rights will survive any potential termination of the development agreement.

The Church & Dwight agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, QuantRx entered into a ten-year Technology License Agreement with Church & Dwight Co., Inc.  Under the terms of the agreement, Church & Dwight acquired exclusive world-wide rights to use certain QuantRx technology related to the jointly developed test and began distributing the product in early 2009, resulting in QuantRx receiving royalties on net sales of the product in 2009.

QuantRx licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings from The Procter & Gamble Company. The five year license agreement was entered into July 2006 and has a five year automatic renewal option.

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

The U.S. regulatory scheme for the development and commercialization of new pharmaceutical products, which includes the targeted molecular imaging agents, can be divided into three distinct phases: an investigational phase including both preclinical and clinical investigations leading up to the submission of an NDA; a period of FDA review culminating in the approval or refusal to approve the NDA; and the post-marketing period.

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

Research and Development Activities

We spent the following amounts on research and development activities during the years ended December 31, 2009 and 2008:

2009: $2,324,286

2008: $2,032,677

We expect that our research and development expenses will continue to increase due to the initiation of numerous clinical trials and the continued development of our product lines.

Employees

As of December 31, 2009, we had 12 employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We believe our relations with employees are good.

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

We have limited funds to support our operations, and neither we nor our joint venture have generated revenues sufficient to finance our operations.  In addition, the joint venture will require additional funding to complete the development and launch of its initial products. We are actively pursuing various funding options, including licensing opportunities and the sale of investment holdings, as well as a strategic transaction with our joint venture partner, to obtain additional funding to continue the development of our products and bring them to commercial markets.  There can be no assurance that we will be successful in our efforts. Should we be unable to raise adequate financing or generate revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed. As a result, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern.

We have a history of incurring net losses and we may never become profitable.

For the year ended December 31, 2009, the Company had an accumulated deficit of $48,263,119. Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Since the Company presently has limited sources of revenues and is committed to continuing its development activities, we may incur substantial and increasing losses in 2010. We cannot assure you that we will ever become profitable.

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

Our Joint Venture with NuRx involves numerous risks.

We have entered into a joint venture agreement with NuRx focused on the commercialization of medical diagnostic products.  The joint venture is subject to various risks that could adversely affect our results of operations.  These risks include the following:

•
our interests could diverge from NuRx in the future or we may not be able to agree with NuRx on ongoing manufacturing and operational activities, or on the amount, timing or nature of further investments in the joint venture;

•	due to financial constraints, NuRx may be unable to meet their commitments to our joint venture and may pose credit risks for our transactions with them;
•	the terms of our joint venture arrangements may turn out to be unfavorable;
•	cash flows may be inadequate to fund increased capital requirements;
•	should we be unable to meet sustaining capital contributions as required by the joint venture, our ownership interest will be reduced;
•	we may experience delays in obtaining any necessary regulatory approvals to market the medical diagnostic products produced by the joint venture;
•	we may experience difficulties and delays in ramping production of joint venture’s products; and
•	if our joint venture is unsuccessful, our business, results of operations or financial condition will be adversely affected.

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

The dependence upon third parties for the manufacture of products may adversely affect future costs and the ability to develop and commercialize our products on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such products. Any failure to establish relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company. Additionally, the Company may rely upon foreign manufacturers. Any event which negatively impacts these manufacturing facilities, manufacturing systems or equipment, or suppliers, including, among others, wars, terrorist activities, natural disasters and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania, in 3,034 square feet of space occupied under a five year lease that expires on July 31, 2011. This lease contains a termination option subject to a fee of $5,000. We also lease 6,310 square feet of commercial space used primarily for research and development at 5920 NE 112th Avenue, Portland, Oregon. This lease expires on September 30, 2011.

We expect that our current facilities will be sufficient for the foreseeable future. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

As of the date hereof, there are no material pending legal proceedings to which we are a party to or of which any of our party is the subject.

ITEM 4. RESERVED.

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

	High	Low
Year ended December 31, 2009
Fourth Quarter	$0.50	$0.25
Third Quarter	$0.59	$0.30
Second Quarter	$0.44	$0.18
First Quarter	$0.50	$0.20

Year ended December 31, 2008
Fourth Quarter	$0.55	$0.20
Third Quarter	$0.80	$0.35
Second Quarter	$0.95	$0.61
First Quarter	$1.11	$0.45

Stockholders

As of March 22, 2010 there were approximately 264 holders of record of our common stock, one of which was Cede & Co., a nominee for the Depository Trust Company or DTC.  Shares of common stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In the fourth quarter of 2009, 25,000 non-qualified common stock options were granted to members of the board of directors and issued from the Company’s Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.38, have a term of five years and vested immediately.

In the fourth quarter of 2009, qualified stock options to purchase an aggregate of 50,000 shares of common stock were granted and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan to employees in accordance with employment agreements and the successful completion of development milestones. The options were fully vested, have a five year term and an exercise price of $0.40.

In the fourth quarter of 2009, warrants to purchase 1,750,000 shares of common stock were granted in settlement of $195,000 in outstanding accounts payable and a six month financial advisory services contract. The warrants have an exercise price of $0.55 and a term of five years.

In the fourth quarter of 2009, a warrant to purchase 25,000 shares of common stock was granted to a consultant in connection with the successful completion of a development milestone. The warrants have a five year term and an exercise price of $0.40.

Through the date of filing, March 30, 2010, there were no additional sales of unregistered securities other than as reported in prior reports on Forms 10-K, 10-Q or 8-K.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering.

Purchases of Equity Securities

During the year ended December 31, 2009, we did not purchase any outstanding shares of our equity securities, nor did any person or entity purchase any outstanding equity securities of the Company on our behalf.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 regarding equity compensation plans approved by the Company’s security holders. The Company does not have any equity compensation plans that have not been approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
1997 Equity compensation plans approved by security holders	1,272,500	$0.68	-
2007 Equity compensation plans approved by security holders	1,583,000	$0.65	6,417,000

ITEM 6. SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

QuantRx Biomedical Corporation was incorporated December 5, 1986 under the laws of the state of Nevada.  The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

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

QN Diagnostics

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

The joint venture is managed by a board consisting of two QuantRx designees, two NuRx designees and an independent designee mutually selected by QuantRx and NuRx.  Subject to certain exceptions, board decisions are made by majority vote, provided that QuantRx and NuRx have veto rights with respect to certain matters. Since QuantRx does not have control of the joint venture, QuantRx accounts for the investment in QND utilizing the equity method of accounting.

Under the terms of the agreements, QND made a $2,000,000 cash distribution to QuantRx. QuantRx is committed to further capital contributions aggregating $1.55 million, comprised of: payment of milestone payments with PRIA Diagnostics (see Note 5 of the financial statements) in QuantRx common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions will be made by QuantRx and NuRx on an equal basis.

QuantRx and QND also entered into a Development and Services Agreement, pursuant to which QND shall pay a monthly fee to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products.

QuantRx recognized a gain on the contribution of the intellectual property of $1.36 million, representing the net gain of $4.72 million from the disposition, reduced by the fair value of warrants issued to NuRx ($1.0 million) and the elimination of the portion of the intercompany gain associated with QuantRx’s 50% interest in QND ($2.36 million).

FluoroPharma

On May 5, 2009, QuantRx and FluoroPharma reorganized their relationship by terminating their investment agreement and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoroPharma, QuantRx agreed to convert all outstanding receivables from FluoroPharma, consisting of previously issued notes and related accrued interest and advances in the aggregate amount of $1,568,567, into 1,148,275 shares of common stock of FluoroPharma. As a result of these transactions and the third party investment, QuantRx’s ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in the deconsolidation of FluoroPharma as a subsidiary of the Company. Subsequent to the termination of the agreements between QuantRx and FluoroPharma, QuantRx has no continuing obligations or commitments to FluoroPharma.

At May 5, 2009, QuantRx’s remaining net basis of the investment in FluoroPharma, inclusive of receivables from FluoroPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($272,579 in 2009) related to the consolidated results of FluoroPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then noncontrolling (formerly minority) interests as applicable. On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, QuantRx’s ownership of the outstanding capital stock of FluoroPharma was reduced to a noncontrolling interest of 45.55%. At deconsolidation the fair market value of QuantRx’s remaining noncontrolling interest in FluoroPharma was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in QuantRx writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286. QuantRx has reflected the results of its former subsidiary as a one-line item as of January 1, 2009. QuantRx’s allocation of FluoroPharma’s net loss for the period commencing May 5 through December 31, 2009, was not recorded ($314,000), since the remaining investment in FluoroPharma had a carrying value of $0 as of the deconsolidation of FluoroPharma at May 5, 2009.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. As of December 31, 2009 and December 31, 2008, QuantRx owned 39.81% and 57.78%, respectively, of the issued and outstanding capital stock of FluoroPharma. However, at December 31, 2009, due to FluoroPharma’s issuance of a separate class of common stock in 2009, QuantRx held 17.53% of the voting rights of FluoroPharma.

On March 26, 2010, QuantRx entered into a Security Purchase Agreement with a qualified institutional buyer in which QuantRx sold 333,333 shares of FluoroPharma, Inc. class A common stock at a price of $0.75 per share for an aggregate amount of $250,000. Subsequent to this transaction, QuantRx’s ownership interest in FluoroPharma was reduced to approximately 36%.

FluoroPharma is currently seeking financing which could result in a disposition of all or a portion of QuantRx’s investment in FluoroPharma as part of a strategic transaction.

The following discussion of our financial condition should be read together with our financial statements and related notes included in this annual report on Form 10-K.

Our Consolidated Results of Operations

We recognized total revenues of $2,551,269 and $624,495 for the years ended December 31, 2009 and 2008, respectively. Total costs and operating expenses for the years ended December 31, 2009 and 2008 were $4,955,287 and $6,324,179, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Total Revenues	$2,551,269	$624,495
General and Administrative	$2,002,964	$2,894,432
Professional Fees	$497,582	$957,135
Research and Development	$2,324,286	$2,032,677
Other Expense, net	$749,478	$2,229,050

Total revenues increased by $1,926,774, primarily due to $2,065,264 in related party revenues from the QND development agreement.

General and administrative expenses include, but are not limited to, payroll and related expenses, rent, office and insurance expenses. The decrease of $891,468 in general and administrative expenses from 2008 to 2009 is primarily due to the absence of our formerly majority-owned subsidiary’s 2008 general and administrative expenses of $751,245, and decreased personnel and related expenses of $123,589.

Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease of $459,553 in professional fees from 2008 to 2009 is primarily attributable to the absence of our formerly majority-owned subsidiary’s 2008 professional fees of $270,185, efforts to contain costs, resulting in $129,970 in decreased expenses related to investor and public relations consultants and $102,233 in decreased regulatory consulting expenses, partially offset by $78,608 in increased legal fees resulting from the formation of our joint venture and asset purchase transactions.

Research and development expense primarily reflects technical consulting and expenses incurred in connection with the development of our product candidates. The increase of $291,609 from 2008 to 2009 is primarily due to increased consulting expenses of $1,269,599, and increased personnel expenses of $189,688. These increases were substantially offset by the absence of our formerly majority-owned subsidiary’s 2008 research and development expenses of $1,125,299.

Other expense for the year ended December 31, 2009 was primarily comprised of QuantRx’s equity method losses from QND for the period from July through December 2009 of $1,022,760, interest expense of $465,027, and amortization of debt discount of $361,666. These expenses and losses were offset by a gain on the contribution of intellectual property to QND of $1,363,640. In 2008, other expense was primarily comprised of amortization of debt discount and deferred finance charges of $1,457,676, interest expense of $369,895, and a $439,445 loss on extinguishment of convertible notes. Interest expense was impacted in 2009 by the settlement of all of QuantRx’s short-term notes in July 2009.

Net loss for 2009 was $3,153,496, a decrease of $4,567,905 from the $7,721,401 net loss reported for 2008. The decrease in net loss was primarily attributable to the absence of our formerly majority-owned subsidiary’s 2008 net loss of $2,272,144, as well as all the factors previously discussed.

Liquidity and Capital Resources

At December 31, 2009, the Company had cash and cash equivalents of $376,211 as compared to $66,226 at December 31, 2008.

During the year ended December 31, 2009, we used $1,116,199 of cash for operating activities, as compared to $2,801,308 during the year ended December 31, 2008. The decrease in cash used for operating activities was primarily a result the absence of our formerly majority-owned subsidiary’s 2008 cash used for operating activities of $837,963, as well as cost reduction efforts, primarily related to professional fees. The Company has also met certain operating expenses with the issuance of common stock, options or warrants, when possible.

Cash used in investing activities during the year ended December 31, 2009 was $291,670 compared to $178,307 during the year ended December 31, 2008. The increase of $113,363 was primarily due to the purchase of intellectual property in 2009 from PRIA Diagnostics.

Cash provided by financing activities during the year ended December 31, 2009 was $1,718,267 as compared to $2,832,509 during the year ended December 31, 2008. Cash provided through the issuance of convertible promissory notes was $425,000 during 2009 and $1,292,500 during 2008. QuantRx also issued $680,000 and $1,592,500 in promissory notes in 2009 and 2008.  In 2009 and 2008, QuantRx repaid $1,347,199 and $200,000 in notes. In 2009, QuantRx received a distribution from QND of $2,000,000. Cash provided through the exercise of warrants was $0 in 2009 and $169,189 in 2008.

The Company and QND have not generated sufficient revenues from operations to meet their operating expenses. In addition, QND will require additional funding to complete the development and launch of its initial products. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

Management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern. We are actively pursuing various funding options, including licensing opportunities and the sale of investment holdings, as well as a strategic transaction with our joint venture partner, to obtain additional funding to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be successful in our efforts. Should we be unable to raise adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

The Company believes that the successful growth and operation of its business is dependent upon its ability to do any or all of the following:

•	consummate a strategic transaction with our joint venture partner;

•	obtain adequate sources of funding to pay operating expenses and fund long-term business operations;

•	manage or control working capital requirements by reducing operating expenses; and

•	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

The following table summarizes our material contractual obligations relating to operating lease obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. At December 31, 2009, there were no material capital expenditure commitments.

		Payments due by Period
	Total	Less than 1 year	Years 2 – 3	Years 4 – 5	More than 5 Years
Operating lease obligations	$142,991	$99,116	$43,875	$-	$-

Off-Balance Sheet Arrangements

As described above, on July 30, 2009, QuantRx formed a joint venture with NuRx Pharmaceuticals, Inc., whereby, pursuant to the terms of the LLC Agreement, each member will be required to make sustaining capital contributions from time to time as the Board of the joint venture determines is necessary.  At such time that the Board of the joint venture determines that additional sustaining cash contributions are required, such sustaining cash contributions will be made by QuantRx and NuRx on an equal basis provided that QuantRx solely will be responsible for making a sustaining cash contribution with respect to the first $700,000 determined to be required by the Board of the joint venture. Should either party fail to make sustaining contributions as required, such party would be subject to a reduction in ownership interest and loss of a board seat.

Moreover, QuantRx is committed to further capital contributions to QND aggregating $850,000, comprised of: payment of milestone payments with PRIA Diagnostics in QuantRx common stock (fair value of $750,000); and a transfer of fixed assets with a fair value of $100,000 at QND’s discretion.

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

Our strategy includes entering into collaborative agreements with strategic partners for the development, commercialization and distribution of our product candidates. Such collaborative agreements may have multiple deliverables. We evaluate multiple deliverable arrangements pursuant to ASC Topic 605-25, “Revenue Recognition: Multiple-Element Arrangements.” Pursuant to this topic, in arrangements with multiple deliverables where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand-alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Cash received in advance of revenue recognition is recorded as deferred revenue.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The accounting policies discussed below are considered by management to be the most important to the Company’s financial condition and results of operations, and require management to make its most difficult and subjective judgments due to the inherent uncertainty associated with these matters. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and adjusted when necessary. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions. Additional information on significant accounting principles is provided in Note 3 of the attached consolidated financial statements.

Impairment of Assets

We assess the impairment of long-lived assets, including our other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

In determining fair value of assets, QuantRx bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets that are not readily apparent from other sources. Actual fair value may differ from management estimates resulting in potential impairments causing material changes to certain assets and results of operations. However, as of the date of this report, March 30, 2010, management is not aware of any information which would change its analysis of any possible impairment.

Share-based Payments

QuantRx follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

In the case of modifications, the Black-Scholes model is used to value the warrant on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification determines the incremental value.  QuantRx modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values. When modified in connection with a note issuance, QuantRx recognizes the incremental value as a part of the debt discount calculation, using its relative fair value in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.” When modified in connection with note extensions, the Company recognized the incremental value as prepaid interest, which is expensed over the term of the extension.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us.

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2009 and 2008, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited consolidated balance sheets for the years ended December 31, 2009 and 2008 and audited consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 are included immediately following the signature page to this report, beginning on page F-1. Audited financial statements for QN Diagnostics, LLC and FluoroPharma, Inc., unconsolidated companies in which QuantRx owns 50% or less as of December 31, 2009 which are accounted for under the equity method, are included as Exhibits.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2009, we submitted the following proposals for approval at the annual meeting of stockholders held on December 3, 2009:

(1)
to consider and vote upon an amendment to our Articles of Incorporation to effect a reverse stock split of the Common Stock of the Company at a ratio of not less than one-for-two and not more than one-for-eight at any time prior to the 2011 annual meeting of stockholders, with the exact ratio to be set at a whole number within this range to be determined by our board of directors in its discretion;

(2)	to amend our Articles of Incorporation to increase the authorized Common Shares of the Company to 150,000,000; and
(3)	to ratify the appointment of BehlerMick PS (formerly known as Williams & Webster, P.S.) as the Company’s independent public accountants for the year ending December 31, 2009; and
(4)
to elect two Class 1 Directors, to hold office until the 2011 annual meeting or until their respective successors have been duly elected; and to elect two Class 2 Directors, to hold office until the 2010 annual meeting of stockholders or until their respective successors have been duly elected, as set forth below.

The voting results for the proposals were as follows:

	For	Against	Abstain	Broker Non-Votes
Proposal 1	27,554,504	6,578,210	459,152	0
Proposal 2	27,525,188	6,607,566	459,112	0
Proposal 3	32,975,174	994,761	621,931	0
Proposal 4:

Nominees	For	Withheld
Class 1 Directors:
William H. Fleming, Ph.D.	32,895,427	1,696,439
Shalom Hirschman, M.D.	32,902,407	1,689,459
Class 2 Directors:
Walter W. Witoshkin	32,404,468	2,187,398
Arthur Hull Hayes, Jr., M.D.	32,883,517	1,708,349

Each of the above proposals was passed and all nominated directors were elected. Additional information regarding the above proposals is set forth in QuantRx’s definitive proxy statement filed with the SEC on November 5, 2009, which information is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the Company’s executive officers and directors as of December 31, 2009:

Directors & Executive Officers	Age	Position
Walter W. Witoshkin(1)	65	Chairman & CEO
William H. Fleming, Ph.D.(2)	63	Director, CSO & President of Diagnostics
Sasha Afanassiev	42	CFO, Treasurer & VP of Finance
Dr. Shalom Hirschman(2)	73	Director
Dr. Arthur Hull Hayes, Jr.(3)	76	Director
(1)	Mr. Witoshkin has been elected/ratified to hold office until the 2010 annual meeting of stockholders, or until his successor is duly elected or appointed, unless his office is earlier vacated.
(2)
Drs. Fleming and Hirschman have been elected to hold office until the 2011 annual meeting of stockholders, or until their successor is duly elected or appointed, unless their office is earlier vacated.

(3)	Dr. Arthur Hull Hayes, Jr. passed away February 11, 2010. The Board is currently seeking a replacement.

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

Mr. Witoshkin also serves as a director of Echo Therapeutics, Inc. and a number of privately held companies, including QuantRx’s affiliate, FluoroPharma, Inc.

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

Independent Directors

Shalom Hirschman, M.D. has served as a Director of QuantRx since September 2005. Dr. Hirschman was Professor of Medicine, Director of the Division of Infectious Diseases and Vice-Chairman of the Department of Medicine at Mt. Sinai School of Medicine and the Mount Sinai Hospital. He spent nearly three decades at Mt. Sinai until his retirement. He then became the CEO, President and Chief Scientific Officer of Advanced Viral Research Corp. from which he retired in 2004.

Arthur Hull Hayes, Jr., M.D. served as a Director of QuantRx from September 2006 until his death in February 2010. Dr. Hayes served as Commissioner of the United States Food and Drug Administration from 1981 to 1983. Dr. Hayes founded and was President and Chief Operating Officer of MediScience Associates, Inc., a consulting organization that works with pharmaceutical firms, biomedical companies and foreign governments, from July 1991 to January 2006, and Clinical Professor of Medicine and Pharmacology at the Pennsylvania State University College of Medicine from 1981 to 2004. From 1986 to 1990, Dr. Hayes was President and Chief Executive Officer of E.M. Pharmaceuticals, a North American subsidiary of Germany’s E. Merck AG.

Director Qualifications

Each of our directors brings a strong and unique background and set of skills to the board, providing the board as a whole competence and experience in wide variety of areas, including finance, accounting, corporate governance, executive management, medicine, pharmaceuticals, and regulatory affairs. Each of our directors brings to our board extensive management and leadership experience gained through their service as executives, and in several cases, chief executive officers of diverse businesses. In these executive roles, they have taken hands on, day to day, responsibility for strategy and operations, including management of capital, risk, and business cycles.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during 2009, (1) the Form 4 filed on behalf of Arthur H. Hayes, Jr. to report the grant of 6,250 common stock options was not filed timely.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers of ours.

Involvement in Certain Legal Proceedings

QuantRx is not aware of any events that have occurred during the past ten years that are required to be disclosed pursuant to Item 401(F) of Regulation S-K.

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

Compensation Committee

As of the date hereof, William Fleming serves on the compensation committee of the Company’s board of directors. Arthur H. Hayes, Jr. served as the chairperson of the compensation committee until his death in February 2010. The compensation committee reviews and recommends to the Board the compensation and benefits of our executive officers, administers our stock option plans, and establishes general policies relating to compensation and employee benefits. During the last year the compensation committee held no separate meetings.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following Summary Compensation Table sets forth summary information as to compensation received by the Company’s Chief Executive Officer and the two other most highly compensated executive officers of the Company as of December 31, 2009.

Name And Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Walter W. Witoshkin,	2009	260,000	100,000	(1)	-	318,329	(4)	-	-	-	678,329
CEO	2008	240,000	-		-	415,692	(5)	-	-	-	655,692
Sasha Afanassiev, CFO, Treasurer &	2009	162,500	50,000	(2)	-	128,500	(6)	-	-	-	341,000
VP of Finance	2008	150,000	-		-	94,458		-	-	-	244,458
Dr. William Fleming, CSO, President of	2009	151,667	50,000	(3)	-	89,338		-	-	-	291,005
Diagnostics	2008	140,000	-		-	62,925		-	-	-	202,925
(1)	Bonus awarded July 2009, unpaid as of March 30, 2010.
(2)	Bonus awarded July 2009, unpaid as of March 30, 2010.
(3)	Includes $25,000 for bonus awarded July 2009, unpaid as of March 30, 2010.
(4)	Includes $28,996 related to the issuance of options from a former subsidiary.
(5)	Includes $16,244 related to the issuance of options from a subsidiary.
(6)	Includes $4,833 related to the issuance of options from a former subsidiary.

The amounts in the Option Awards column reflect the dollar amount recognized and expensed for financial statement reporting purposes for the years ended December 31, 2009 and 2008, in accordance with ASC Topic 718 of awards of stock options and thus do not represent aggregate fair value of grants. The Company used the Black-Scholes option price calculation to value the options granted in 2009 and 2008 using the following assumptions: risk-free rate of 3.24% and 5.35%; volatility of 0.70 and 1.17; actual term and exercise price of options granted. See Note 16 to the Consolidated Financial Statements for more details on option issuances.

Employment Agreements

We have entered into employment contracts with the above executives that provide for the continuation of salary to the executives if terminated for reasons other than cause or in connection with a change in control of QuantRx, as defined in those agreements. At December 31, 2009, the future employment contract commitment for such key executives based on these termination clauses was approximately $636,000, or in the case of a change of control, $1,272,000. In addition, the agreements state that if QuantRx were to sell all of its shares of capital stock or assets, or perform a material acquisition of another entity, QuantRx will pay a completion bonus.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Walter W. Witoshkin, CEO & President (1)	1,000,000 250,000 350,000 500,000 250,000 350,000	- - - - - -	- - - - - -	0.50 0.85 0.80 0.31 0.50 0.50	05/03/2015 10/08/2017 02/28/2018 01/15/2014 07/24/2014 07/30/2014

Sasha Afanassiev, CFO, Treasurer & VP of Finance (2)	25,000 75,000 50,000 100,000 150,000 150,000 125,000	- - - - - - -	- - - - - - -	1.60 1.15 0.85 0.80 0.31 0.50 0.50	04/03/2016 07/25/2016 10/08/2017 02/28/2018 01/15/2014 07/24/2014 07/30/2014

Dr. William Fleming, CSO, President of Diagnostics(3)	- 50,000 110,000 150,000 62,500	- - - - -	100,000 - - - 62,500	1.60 0.85 0.31 0.50 0.50	04/03/2016 10/08/2017 01/15/2014 07/24/2014 07/30/2014
(1)
Options granted 05/03/2005, which expire 05/03/2015 fully vested. Options granted 10/08/2007 which expire 10/08/2017 vested monthly over one year. Options granted 02/29/08 which expire 02/28/2018 vest monthly over one year. Warrants granted 01/15/2009 which expire 01/15/2014 vested immediately. Warrants granted 07/24/2009 which expire 07/24/2014 vested immediately. Options granted 07/30/2009 which expire 07/30/2014 vested immediately.

(2)
Options granted 04/03/2006 which expire 04/03/2016 vested immediately. Options granted 07/25/2006 which expire 07/25/2016 vested January 1, 2007. Options granted 10/08/2007 which expire 10/08/2017 vested monthly over one year. Options granted 02/29/08 which expire 02/28/18 vest monthly over one year. Warrants granted 01/15/2009 which expire 01/15/2014 vested immediately. Warrants granted 07/24/2009 which expire 07/24/2014 vested immediately. Options granted 07/30/2009 which expire 07/30/2014 vested immediately.

(3)
Options granted 04/03/2006 vest upon meeting certain sales milestones which have not yet been met. Term of the options is ten years. Options granted 10/08/2007 which expire 10/08/2017 vested monthly over one year. Warrants granted 01/15/2009 which expire 01/15/2014 vested immediately. Warrants granted 07/24/2009 which expire 07/24/2014 half vested immediately; remaining half vested with achievement of development milestone in November 2009. Options granted 07/30/2009 which expire 07/30/2014 half vested with achievement of development milestone in November 2009; remaining half vest upon achievement of development milestone which has not yet been met.

There are no outstanding stock awards as of December 31, 2009. Exercise prices of all the above option awards were equal to or exceeded the closing stock price on the date of grant.

The Company used the Black-Scholes option price calculation to value the options granted in 2009 and 2008 using the following assumptions: risk-free rate of 3.24% and 5.35%; volatility of 0.70 and 1.17; actual term and exercise price of options granted. See Note 16 to the Consolidated Financial Statements for more details on option issuances.

Director Compensation

QuantRx compensates independent members of the Board of Directors cash compensation of $5,000 and 6,250 stock options per Board meeting attended in person; up to a maximum of four meetings per year. All options are granted at year end and have a term of five years and an exercise price equal to the closing stock price on date of grant.

The following table summarizes Director Compensation for the year ended December 31, 2009.
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Walter W. Witoshkin	-		-	-	-	-	-	-
William H. Fleming, Ph.D.	-		-	-	-	-	-	-
Dr. Shalom Hirschman (1)	$10,000	(2)	-	$2,875	-	-	-	$12,875
Dr. Arthur Hull Hayes, Jr. (1)	$10,000	(2)	-	$2,875	-	-	-	$12,875
(1)
On December 31, 2009, Dr. Shalom Hirschman and Dr. Arthur H. Hayes, Jr. were granted options to purchase 12,500 shares of common stock for an exercise price of $0.38. The options have a five year term. As of December 31, 2009, Dr. Hirschman and Dr. Hayes had options to purchase 18,750 and 31,250 shares of common stock outstanding, respectively.

(2)	Director fees include $5,000 unpaid as of March 30, 2010.

The Company used the Black-Scholes option price calculation to value the options granted in 2009 using the following assumptions: risk-free rate of 3.24%; volatility of 0.70; actual term and exercise price of options granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 22, 2010, concerning the ownership of common stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current member of the Board of Directors of the Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

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

The Company had only common stock outstanding at March 22, 2010; therefore the following table refers to our common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of March 22, 2010	Percentage of Class (2)
Walter W. Witoshkin (3)	2,600,000	5.53%
William H. Fleming (4)	864,534	1.93%
Sasha Afanassiev (5)	675,000	1.50%
Shalom Hirschman (6)	518,750	1.17%
Arthur Hull Hayes, Jr. (7)	31,250	0.07%
Evan Levine (8) 6725 Mesa Ridge Road, Suite 100 San Diego, CA 92121	3,163,800	7.12%
Matthew Balk (9) 570 Lexington Avenue New York, NY 10021	2,830,255	6.37%
Mark Capital, LLC 6725 Mesa Ridge Road, Suite 100 San Diego, CA 92121	2,375,000	5.35%
Sherbrooke Partners, LLC 570 Lexington Avenue New York, NY 10021	2,830,255	6.37%

(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 100 South Main Street, Suite 300, Doylestown, Pennsylvania 18901.
(2)
The percentage of beneficial ownership of common stock is based on 44,427,630 shares of common stock outstanding as of March 22, 2009 and excludes all shares of common stock issuable upon the exercise of outstanding options or warrants to purchase common stock or conversion of any common stock equivalents, other than the shares of common stock issuable upon the exercise of options or warrants to purchase common stock held by the named person to the extent such options or warrants are exercisable within 60 days of March 22, 2010.

(3)	Ownership is based upon 1,850,000 common stock options currently exercisable and common stock warrants currently exercisable for 750,000 common shares.
(4)
Ownership includes beneficial ownership of 1,000 shares of common stock held by the executive’s father, 112,500 common stock options currently exercisable, and common stock warrants currently exercisable for 260,000 common shares.

(5)	Ownership is based on 375,000 common stock options currently exercisable and common stock warrants currently exercisable for 300,000 common shares.
(6)	Ownership includes 18,750 common stock options currently exercisable.
(7)	Ownership is based on 31,250 common stock options currently exercisable.
(8)
Includes 2,375,000 shares of common stock held by Mark Capital, LLC of which Evan Levine is the managing member; 727,400 shares of common stock held by Mr. Levine as custodian for his minor children; and 61,400 shares of common stock held by Mr. Levine in an IRA.

(9)	Represents 2,830,255 shares of common stock held by Sherbrooke Partners, LLC, of which Matthew Balk is the sole member.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Parties

In the fourth quarter of 2009, warrants to purchase 1,750,000 shares of common stock were granted in settlement of $195,000 in outstanding accounts payable and a six month financial advisory services contract with Burnham Hill Partners, of which Matthew Balk, a beneficial owner of more than 5% of QuantRx common stock, is a managing member. The warrants have an exercise price of $0.55 and a term of five years.

In August 2008, in connection with a debt financing, QuantRx incurred cash commissions of $50,000 to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. These commissions payable were settled in connection with a financial advisory services contract in the fourth quarter of 2009.

On June 16, 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $64,000 to purchase an aggregate of 100,000 shares of common stock at $0.85 per share to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $55,000 were due to Burnham Hill Partners for its role as placement agent in the transaction as of December 31, 2008 and were settled in connection with a financial advisory services contract in the fourth quarter of 2009.

In the first quarter of 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $55,750 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 were due to Burnham Hill Partners for its role as placement agent in the transaction as of December 31, 2008, and were settled in connection with a financial advisory services contract in the fourth quarter of 2009.

Director Independence

The Company has determined that two of the four Directors serving at December 31, 2009 (Dr. Shalom Hirschman and Dr. Arthur Hull Hayes, Jr.), were independent under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by BehlerMick PS (formerly known as Williams & Webster, P.S.) for the audit of our annual financial statements and the reviews of financial statements included in our Forms 10-Q for years 2009 and 2008 were $30,849 and $72,714, respectively.

Audit-Related Fees

During the years ended December 31, 2009 and 2008, no assurance or related services were performed by BehlerMick PS that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the years ended December 31, 2009 and 2008, $2,302 and $2,392 in fees were billed by BehlerMick PS for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2009 and 2008, no fees were billed by BehlerMick PS other than the fees set forth under the captions “Audit Fees” and “Tax Fees” above.

Pre-Approval Policies and Procedures of the Audit Committee

The Audit Committee has the sole authority to appoint, terminate and replace our independent auditor. The Audit Committee may not delegate these responsibilities. The Audit Committee has the sole authority to approve the scope, fees and terms of all audit engagements, as well as all permissible non-audit engagements of our independent auditor. 100% of the services provided by BehlerMick PS were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this annual report:

Exhibit No.	Description
2.1	Contribution Agreement, dated July 30, 2009, by and among QuantRx, QN Diagnostics, LLC and NuRx* (incorporated by reference to Exhibit 2.1 filed with Form 8-K on August 5, 2009)
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Form 10-KSB filed on April 16, 2001)
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated November 30, 2005 (incorporated by reference to Exhibit 3.2 filed with Form 10-KSB on March 31, 2006)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 filed with Form 10KSB40/A filed on September 23, 1999)
3.4	Certificate of Amendment to the Bylaws of the Company dated December 2, 2005 (incorporated by reference to Exhibit 3.4 filed with Form 10-KSB on March 31, 2006)
3.5	Certificate of Designation for Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 filed with Form 8-K on August 5, 2009)
4.1	Form of 8% Convertible Promissory among the Company and investors (incorporated by reference to Exhibit 4.1 filed with Form 10-KSB on March 31, 2006)
4.2	Form of Warrant to Purchase Shares of Common Stock among the Company and investors (incorporated by reference to Exhibit 4.2 filed with Form 10-KSB on March 31, 2006)
4.3	Form of Warrant to Purchase Common Stock among the Company and investors (incorporated by reference to Exhibit 4.3 filed with Form 10-KSB on March 31, 2006)
4.4	Warrant to Purchase Common Stock, dated November 8, 2005, between the Company and Burnham Hill Partners (incorporated by reference to Exhibit 4.4 filed with Form 10-KSB on March 31, 2006)
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

10.15	Letter Agreement, dated October 20, 2006, between the Company and Legend Merchant Group, Inc. (incorporated by reference to exhibit 10.15 filed with Form 10-K on April 2, 2007)
10.16	Stage 2 Investment Agreement, dated as of April 5, 2007, between QuantRx Biomedical Corporation and FluoroPharma, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 19, 2007)
10.17	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007)
10.18	Form of Letter Loan Agreement, dated October __, 2007, between Investor and QuantRx Biomedical Corporation (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 24, 2007)
10.19	Form of Letter Loan Agreement issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 10.1 filed with Form 8-K on January 29, 2008).
10.20	Form of Stock Pledge Agreement, dated January 23, 2008, issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 10.2 filed with Form 8-K on January 29, 2008).
10.21	Form of Patent, Trademark and Copyright Security Agreement issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 10.3 filed with Form 8-K on January 29, 2008).
10.22	Form of Bridge Letter Loan Agreement, dated June 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 28, 2008).

10.23	Form of Stock Pledge Agreement, dated June 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.2 filed with Form 8-K on July 28, 2008).
10.24	Form of Patent, Trademark and Copyright Security Agreement, dated June 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.3 filed with Form 8-K on July 28, 2008).
10.25	Form of Letter Loan Agreement, dated August 2008, between QuantRx and lender (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 27, 2008).
10.26	Asset Purchase Agreement, dated July 30, 2009, by and between QuantRx and PRIA (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 5, 2009)
10.27	Development and Services Agreement, dated July 30, 2009, by and between QuantRx and QN Diagnostics, LLC* (incorporated by reference to Exhibit 10.2 filed with Form 8-K on August 5, 2009)
10.28	LLC Agreement, dated July 30, 2009, by and between QuantRx and NuRx (incorporated by reference to Exhibit 10.3 filed with Form 8-K on August 5, 2009)
10.29
Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.4 filed with Form 8-K on August 5, 2009)

10.30
Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.5 filed with Form 8-K on August 5, 2009)

10.31	Employment Agreement, dated July 30, 2009, by and between QuantRx and Walter Witoshkin (incorporated by reference to Exhibit 10.6 filed with Form 8-K on August 5, 2009)
10.32	Employment Agreement, dated July 30, 2009, by and between QuantRx and Sasha Afanassiev (incorporated by reference to Exhibit 10.7 filed with Form 8-K on August 5, 2009)
10.33	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009)
14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)
23.1	Consent of BehlerMick PS
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited financial statements of QN Diagnostics, LLC, a 50% or less owned person accounted for by the equity method
99.2	Audited financial statements of FluoroPharma, Inc., a 50% or less owned person accounted for by the equity method
* Certain exhibits and schedules are omitted but will be furnished to the Commission supplementally upon request.

** The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: March 31, 2010	By:	/s/ Walter W. Witoshkin
Walter W. Witoshkin, Chairman & CEO

Date: March 31, 2010	By:	/s/ Sasha Afanassiev
Sasha Afanassiev, CFO, Treasurer & VP of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: March 31, 2010	By:	/s/ Walter W. Witoshkin
Walter W. Witoshkin, Director

Date: March 31, 2010	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: March 31, 2010	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director

STATEMENT OF INFORMATION FURNISHED

The following financial statements have been prepared in accordance with Form 10-K instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the consolidated financial position as of December 31, 2009 and 2008, the consolidated results of operations for the years ended December 31, 2009 and 2008, consolidated cash flows for the years ended December 31, 2009 and 2008, and Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2009 and 2008. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

QUANTRX BIOMEDICAL CORPORATION

FINANCIAL STATEMENTS

To the Board of Directors and Shareholders
QuantRx Biomedical Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of QuantRx Biomedical Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s accumulated deficit and lack of revenues raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BehlerMick PS

BehlerMick PS
Spokane, Washington
March 30, 2010

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$376,211	$66,226
Accounts receivable	41,128	45,760
Accounts receivable – related party	31,500	-
Interest receivable – related party	47,689	31,689
Inventories	4,681	40,138
Prepaid expenses	128,228	189,049
Note receivable – related party	200,000	200,000
Deferred finance costs, net	-	8,693
Deposits	-	104,146
Total Current Assets	829,437	685,701

Investments	200,000	200,000
Investment in joint venture	63,601	-
Property and equipment, net	179,590	496,206
Intangible assets, net	59,780	2,012,097
Security deposits	11,093	10,667

Total Assets	$1,343,501	$3,404,671

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$749,225	$2,205,661
Accrued expenses	233,000	298,692
Deferred revenue	-	58,781
Deferred revenue – related party	337,160	-
Short-term convertible notes payable, net of discount	-	2,510,054
Short-term secured promissory notes payable	-	350,000
Short-term promissory notes payable, net of discount	-	1,061,278
Security deposits	2,000	2,000
Loans payable	-	5,731
Total Current Liabilities	1,321,385	6,492,197

Notes payable, long-term	44,000	44,000

Total Liabilities	1,365,385	6,536,197

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized Series A-1 convertible preferred shares 10,000,000 designated; 4,060,397 and 0 shares issued and outstanding	40,604	-
Common stock; $0.01 par value, 75,000,000 authorized; 44,427,630 and 42,886,380 shares issued and outstanding	444,276	428,863
Additional paid-in capital	47,756,355	41,549,234
Accumulated deficit	(48,263,119)	(45,109,623)
Total Stockholders’ Equity (Deficit)	(21,884)	(3,131,526)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,343,501	$3,404,671
The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

Revenues:
Revenues	$486,005	$624,495
Revenues – related party	2,065,264	-
Total Revenues	2,551,269	624,495

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	27,853	61,896
Sales and marketing	10,118	94,603
General and administrative	2,002,964	2,894,432
Professional fees	497,582	957,135
Research and development	2,324,286	2,032,677
Amortization	22,402	179,444
Depreciation	70,082	103,992
Total Costs and Operating Expenses	4,955,287	6,324,179

Loss from Operations	(2,404,018)	(5,699,684)

Other Income (Expense):
Interest and dividend income	40,095	22,622
Interest expense	(465,027)	(369,895)
Rental income	20,798	23,373
Amortization of debt discount to interest expense	(361,666)	(1,148,512)
Amortization of deferred financing costs to interest expense	(8,693)	(309,164)
Loss from deconsolidation of subsidiary	(43,286)	-
Loss from deconsolidated subsidiary	(272,579)	-
Loss from joint venture	(1,022,760)	-
Loss on extinguishment of debt	-	(439,445)
Gain (loss) on disposition of assets	1,363,640	(8,029)
Total Other Income (Expense), net	(749,478)	(2,229,050)

Loss before Taxes	(3,153,496)	(7,928,734)

Provision for Income Taxes	-	-

Net Loss	(3,153,496)	(7,928,734)

Losses Attributable to Noncontrolling Interest in Subsidiary	-	207,333

Net Loss Attributable to QuantRx	$(3,153,496)	$(7,721,401)

Basic and Diluted Net Loss per Common Share	$(0.07)	$(0.18)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	43,676,575	42,133,840

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,153,496)	$(7,721,401)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	92,484	283,436
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	370,359	1,457,676
Expenses related to employee stock based compensation	582,792	947,322
Expenses related to options issued to non-employees	4,083	6,667
Expenses related to common stock warrants issued for consulting	7,499	39,437
Expenses related to common stock issued for consulting	69,000	-
Non-cash fair value of warrants and options issued for consulting	100,050	255,429
Non-cash incremental fair value of modified warrants issued for interest	6,250	400
Non-cash fair value of warrants issued for interest	72,075	17,301
Non-cash fair value of common stock issued for interest	78,000	125,225
Loss from deconsolidation of subsidiary	43,286	-
Loss from deconsolidated subsidiary	272,579	-
Loss from joint venture	1,022,760	-
Interest income settled in common stock of former subsidiary	(18,000)	-
Loss on extinguishment of debt	-	439,445
Gain (loss) on disposition of assets	(1,363,640)	8,029
Issuance of convertible notes for accrued interest	175,895	164,924
Issuance of preferred stock for accrued interest	60,823	-
Noncontrolling interest	-	(207,333)
(Increase) decrease in:
Accounts receivable	(26,868)	34,998
Interest receivable	(16,000)	(16,040)
Inventories	35,457	(2,825)
Prepaid expenses	(43,685)	37,974
Deposits	581	302
Security deposits	(426)	-
Increase (decrease) in:
Accounts payable	84,206	1,203,535
Accrued expenses	149,358	65,410
Deferred revenue	278,379	58,781

Net Cash Used by Operating Activities	(1,116,199)	(2,801,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchases of fixed assets	(27,870)	(73,992)
Cash paid for intangible assets	(250,000)	(75,000)
Advances to subsidiary prior to deconsolidation	(13,800)	-
Cash paid for licensing agreements	-	(28,715)
Cash paid for capitalized website development costs	-	(600)

Net Cash Used by Investing Activities	(291,670)	(178,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes, net of issuance costs of $0 and $57,500	430,000	1,042,500
Proceeds from issuance of senior secured convertible notes, net of legal fees of $0 and $7,500	425,000	1,292,500
Proceeds from issuance of short-term secured promissory notes	250,000	550,000
Proceeds from exercise of common stock warrants	-	169,189
Repayment of short-term debt	(1,347,199)	(200,000)
Distribution from joint venture	2,000,000	-
Payments on loan payable used to finance equipment purchase	(5,731)	(10,882)
Payment of payables related to asset acquisition deposit	(25,000)	-
Payment of payables related to fixed asset purchases	(8,803)	(10,798)

Net Cash Provided by Financing Activities	1,718,267	2,832,509

Net Increase (Decrease) in Cash and Cash Equivalents	310,398	(147,106)

Net Cash of Deconsolidated Subsidiary	(413)	-

Cash and Cash Equivalents, Beginning of Period	66,226	213,332

Cash and Cash Equivalents, End of Period	$376,211	$66,226

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$71,634	$58,577
Income tax paid	-	-

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Fair value of warrants issued to placement agents for debt financing costs	$-	$119,750
Fair value of common stock issued with senior secured convertible notes	85,803	7,816
Fair value of warrants issued with senior secured convertible notes	33,487	140,955
Fair value of beneficial conversion feature embedded in senior secured convertible notes	6,325	649,187
Incremental fair value of modified warrants issued pursuant to debt financing	-	30,132
Fair value of common stock issued with senior secured promissory notes	-	79,806
Fair value of warrants issued with senior secured promissory notes	-	58,050
Fair value of common stock issued with promissory notes	51,848	203,523
Fair value of warrants issued with promissory notes	39,666	108,159
Fair value of warrants issued in conjunction with joint venture formation	1,000,000	-
Issuance of preferred stock to settle short-term debt	3,999,565	-
Fair value of common stock warrants issued to settle accounts payable	195,000	-
Increase in payables related to purchase of fixed assets	-	142,516
Increase in payables for debt financing costs	-	125,000
Increase in payables related to asset acquisition deposit	-	25,000
Decrease in deposits related to asset acquisition	100,000	-
Issuance of common stock for asset acquisition	350,000	-
Decrease in intangible assets related to joint venture contribution	722,722	-
Exchange of promissory note for senior secured convertible note	707,890	-
Elimination of deconsolidated subsidiary accounts:
Prepaid expenses	104,506	-
Property and equipment, net	274,404	-
Intangible assets, net	1,907,193	-
Deposits	3,565	-
Accounts payable (includes $133,713 for fixed assets A/P)	1,311,839	-
Accrued expenses	215,050	-
Additional paid-in capital	479,129	-

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

BALANCE, DECEMBER 31, 2007	-	$-	41,699,681	$416,996	$38,810,086	$(37,388,222)	$1,838,860

Fair value of employee stock based compensation for options issued			-	-	673,023	-	673,023
Fair value of non-employee stock based compensation for options issued	-	-	-	-	6,667	-	6,667
Fair value of subsidiary stock based compensation (less minority interest portion)	-	-	-	-	283,745	-	283,745
Fair value of common stock warrants issued for consulting	-	-	-	-	78,087	-	78,087
Fair value of warrants issued with convertible notes	-	-	-	-	140,955	-	140,955
Fair value of common stock issued with senior secured convertible notes	-	-	25,000	250	7,566	-	7,816
Fair value of embedded beneficial conversion feature of convertible notes	-	-	-	-	649,187	-	649,187
Incremental fair value of modified warrants issued pursuant to debt financing	-	-	-	-	30,132	-	30,132
Fair value of warrants issued for debt financing costs	-	-	-	-	119,750	-	119,750
Exercise of common stock warrants	-	-	241,699	2,417	166,772	-	169,189
Fair value of common stock issued with senior secured promissory notes	-	-	137,500	1,375	78,431	-	79,806
Fair value of warrants issued with senior secured promissory notes	-	-	-	-	58,050	-	58,050
Fair value of common stock issued with promissory notes	-	-	450,000	4,500	199,023	-	203,523
Fair value of warrants issued with promissory notes	-	-	-	-	108,159	-	108,159
Fair value of warrants issued for interest	-	-	-	-	17,301	-	17,301
Fair value of common stock issued for interest	-	-	332,500	3,325	121,900	-	125,225
Incremental fair value of modified warrants issued for interest	-	-	-	-	400	-	400
Net loss for the year ended December 31, 2008	-	-	-	-	-	(7,721,401)	(7,721,401)

BALANCE, DECEMBER 31, 2008	-	-	42,886,380	428,863	41,549,234	(45,109,623)	(3,131,526)

Fair value of employee stock based compensation for options issued	-	-	-	-	263,892	-	263,892
Fair value of employee stock based compensation for common stock warrants issued	-	-	-	-	318,900	-	318,900
Fair value of options issued to non-employees	-	-	-	-	4,083	-	4,083
Fair value of common stock issued for consulting	-	-	150,000	1,500	67,500	-	69,000
Fair value of common stock warrants issued to non-employees for consulting	-	-	-	-	107,549	-	107,549
Fair value of common stock warrants issued to settle accounts payable	-	-	-	-	195,000	-	195,000
Incremental fair value of modified warrants for interest	-	-	-	-	6,250	-	6,250
Fair value of warrants issued for interest	-	-	-	-	72,075	-	72,075
Fair value of common stock issued for interest	-	-	200,000	2,000	76,000	-	78,000
Fair value of common stock issued with senior secured convertible notes	-	-	306,250	3,063	82,740	-	85,803
Fair value of warrants issued with senior secured convertible notes	-	-	-	-	33,487	-	33,487
Fair value of embedded beneficial conversion feature of convertible notes	-	-	-	-	6,325	-	6,325
Fair value of common stock issued with promissory notes	-	-	185,000	1,850	49,998	-	51,848
Fair value of warrants issued with promissory notes	-	-	-	-	39,666	-	39,666
Issuance of preferred stock to settle short-term debt and accrued interest	4,060,397	40,604	-	-	4,019,785	-	4,060,389
Issuance of common stock for asset acquisition - PRIA	-	-	700,000	7,000	343,000	-	350,000
Fair value of warrants issued in conjunction with joint venture formation	-	-	-	-	1,000,000	-	1,000,000
Elimination of deconsolidated subsidiary additional paid in capital	-	-	-	-	(479,129)	-	(479,129)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(3,153,496)	(3,153,496)

BALANCE, DECEMBER 31, 2009	4,060,397	$40,604	44,427,630	$444,276	$47,756,355	$(48,263,119)	$(21,884)

The accompanying notes are an integral part of these financial statements

QUANTRX BIOMEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

QuantRx Biomedical Corporation was incorporated on December 5, 1986 in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

QuantRx is a broad-based diagnostics company focused on the development and commercialization of innovative diagnostic products for the Point-of-Care (POC) markets based on its patented technology platforms for the worldwide healthcare industry. These platforms include: RapidSense® and Q-Reader™ point-of-care testing products based on QuantRx core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets (through our joint venture QN Diagnostics) and PAD technology for the consumer markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs. Additionally, the Company has made significant investments in a company developing Single Nucleotide Polymorphism (SNP) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets and in its formerly majority-owned subsidiary, FluoroPharma, Inc., a company developing molecular imaging agents for Positron Emission Tomography (PET) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.

The Company’s overall growth strategy is to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize products through corporate partners and distributors; and (iii) contract manufacturing to third parties while maintaining control over the manufacturing process.

On July 30, 2009, QuantRx and NuRx Pharmaceuticals, Inc. jointly formed QN Diagnostics, LLC (QND), a Delaware limited liability company, with each company owning 50% of the joint venture. The purpose of the joint venture is to develop and commercialize products incorporating our lateral flow strip technology and related lateral flow strip readers.

The joint venture is managed by a board consisting of two QuantRx designees, two NuRx designees and an independent designee mutually selected by QuantRx and NuRx.  Subject to certain exceptions, board decisions are made by majority vote, provided that QuantRx and NuRx have veto rights with respect to certain matters. Since QuantRx does not have control of the joint venture, QuantRx accounts for the investment in QND utilizing the equity method of accounting. See Note 4.

These consolidated financial statements include the accounts of the Company and, through December 31, 2008, its formerly majority-owned subsidiary, FluoroPharma.  FluoroPharma is a privately held molecular imaging company based in Boston, Massachusetts, engaged in the discovery, development, and commercialization of proprietary products for positron emission tomography. Effective May 5, 2009, QuantRx and FluoroPharma executed transactions that resulted in QuantRx no longer having a controlling ownership interest, resulting in the deconsolidation of FluoroPharma. QuantRx has restated its financial statements as of January 1, 2009, to reflect the results of its former subsidiary as a one-line item, and effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. See Note 8 for additional information. When used in these notes, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Biomedical Corporation, a Nevada corporation.

2.	MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company and QND have not generated sufficient revenues from operations to meet its operating expenses. In addition, QND will require additional funding to complete the development and launch of its initial products. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

Management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about our ability to continue as a going concern. We are actively pursuing various funding options, including licensing opportunities and the sale of investment holdings, as well as a strategic transaction with our joint venture partner, to obtain additional funding to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be successful in our efforts. Should we be unable to raise adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

The Company believes that the successful growth and operation of its business is dependent upon its ability to do any or all of the following:

•	consummate a strategic transaction with our joint venture partner;

•	obtain adequate sources of funding to pay unfunded operating expenses and fund long-term business operations;

•	manage or control working capital requirements by reducing operating expenses; and

•	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of QuantRx Biomedical Corporation is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (GAAP) and have been consistently applied in the preparation of the financial statements.

The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (the Codification or ASC), which is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance, effective for reporting in the third quarter of 2009. In accordance with the Codification, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).

Accounting for Share-Based Payments

QuantRx follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the year ended December 31, 2009 and 2008 of $582,792 and $947,322, respectively (including $274,299 relating to subsidiary options in 2008).

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

In the case of modifications, the Black-Scholes model is used to value the warrant on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification determines the incremental value. QuantRx has modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values. When modified in connection with a note issuance, QuantRx recognizes the incremental value as a part of the debt discount calculation, using its relative fair value in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.” When modified in connection with note extensions, the Company recognized the incremental value as prepaid interest, which is expensed over the term of the extension.

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

Expected Term. For options, the Company has no history of employee exercise patterns; therefore, uses the option term as the expected term. For warrants, the Company uses the actual term of the warrant.

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

Accounts, Notes and Interest Receivable and Allowance for Bad Debts

QuantRx carries its receivables at net realizable value. Interest on notes receivable is accrued based upon the terms of the note agreement. The Company provides reserves against receivables and related accrued interest for estimated losses that may result from a debtor’s inability to pay. The amount is determined by analyzing known uncollectible accounts, economic conditions, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve. Notes receivable of $200,000 and related interest receivable of $14,000 were fully allowed for as of December 31, 2008 and were written off in 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2009 and 2008.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2009 and 2008, our cash was not in excess of these limits.

QuantRx has contributed substantially all of its intellectual property assets relating to lateral flow diagnostic testing to QND, a joint venture which we do not control. The operations of QND have a significant impact on QuantRx’s financial statements.

Earnings per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of December 31, 2009, the Company had outstanding options exercisable for 2,855,500 shares of its common stock, warrants exercisable for 14,784,347 shares of its common stock, and preferred shares convertible into 8,120,794 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the year ended December 31, 2009.

As of December 31, 2008, the Company had outstanding options exercisable for 2,238,000 shares of its common stock, warrants exercisable for 7,926,684 shares of its common stock, and convertible debt subject to conversion into 5,215,959 shares. The above options, warrants and convertible debt were deemed to be antidilutive for the year ended December 31, 2008.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for financial assets and liabilities. On January 1, 2009, the Company adopted ASC Topic 820 for nonfinancial assets and liabilities. We have not elected the fair value option for any of our assets or liabilities.

The Company's financial instruments primarily consist of cash and cash equivalents, short-term accounts and notes receivable, and accounts payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1: Quoted prices for identical instruments in active markets accessible at the measurement date.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Unobservable inputs for the instrument are only used when there is little, if any, market activity for the instrument at the measurement date. Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

		Fair Value Measurements Using
Description	Year Ended 12/31/2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Investment in FluoroPharma	$-	-	$-	$(43,286)
Investment and Note Receivable from GUSA	$400,000	-	$400,000	-

Recognized in earnings				$(43,286)

At the time of FluoroPharma’s deconsolidation, the fair market value of QuantRx’s remaining noncontrolling interest was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in QuantRx writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286 in accordance with ASC Topic 810. In determining fair value of our investment and note receivable from GUSA, QuantRx estimated fair value based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

Impairments

The Company assesses the impairment of long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company holds investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. The Company records an investment impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

Management has determined that no impairments were required during the years ended December 31, 2009 and 2008.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2009 or 2008, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2009 or 2008. See Note 13, Income Taxes.

Intangible Assets

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the years ended December 31, 2009 and 2008, totaled $22,402 and $179,444 (including $152,060 for the acquired intangibles of FluoroPharma). The estimated aggregate amortization expense for 2010 through 2014 is $12,976; and $7,412 for each year thereafter.

Noncontrolling Interest

In January 2009, we adopted an amendment to ASC Topic 810 “Consolidation”, which required us to make certain changes to the presentation of our financial statements. This amendment requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. The statement requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance; if this would result in a material change to consolidated net income, pro forma financial information is required. As of January 1, 2009, the Company presented its financial statements in accordance with this statement.

On May 5, 2009, QuantRx and FluoroPharma reorganized their relationship by terminating their investment agreement and related agreements. The termination of these investment agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoroPharma by third parties, QuantRx agreed to convert all outstanding receivables from FluoroPharma into common stock of FluoroPharma. As a result of these transactions and the third party investment, QuantRx’s ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation and a loss at deconsolidation in accordance with ASC 810.  See Note 8 for additional details.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and, through December 31, 2008, its formerly majority-owned subsidiary, FluoroPharma.  Effective May 5, 2009, QuantRx and FluoroPharma executed transactions that resulted in QuantRx no longer having a controlling ownership interest, resulting in the deconsolidation of FluoroPharma. QuantRx has restated its financial statements as of January 1, 2009, to reflect the results of its former subsidiary as a one-line item, and effective May 5, 2009 our financial statements reflect our investment in FluoroPharma under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.  See Note 8 for additional information.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2009 and 2008 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $70,082 and $103,992 for the years ended December 31, 2009 and 2008. Expenditures for repairs and maintenance are expensed as incurred. See Note 6.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. Adoption of this update is required for interim periods beginning in 2010 and is not expected to have any impact on the Company’s consolidated results of operation or financial position.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements.”  The guidance modifies the fair value requirements of ASC 605-25 by providing principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance will be effective for revenue arrangements entered into or materially modified during 2010.  We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the year ended December 31, 2008 to conform to the presentation of the financial statements for the year ended December 31, 2009. The reclassifications were to reflect the retrospective adoption of ASC Topic 810.

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

The Company’s strategy includes entering into collaborative agreements with strategic partners for the development, commercialization and distribution of its product candidates. Such collaborative agreements may have multiple deliverables. The Company evaluates multiple deliverable arrangements pursuant to ASC Topic 605-25, “Revenue Recognition: Multiple-Element Arrangements.” Pursuant to this Topic, in arrangements with multiple deliverables where the Company has continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has standalone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Cash received in advance of revenue recognition is recorded as deferred revenue.

QN Diagnostics, LLC

On July 30, 2009, QuantRx and QN Diagnostics entered into a Development and Services Agreement, pursuant to which QND pays a monthly fee to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products. The revenue recognized by QuantRx associated with the QND Development and Services Agreement in 2009 was $2,065,264, and the expenses related to this agreement for 2009 were $2,065,264. Expenses are included in each appropriate expense category. As of December 31, 2009, deferred revenue consisted of $337,160 of prepaid service fees related to its development and services agreement with QND, which was recognized in the first quarter of 2010, and accounts receivable from QND was $31,500. See Note 4.

CytoCore, Inc.

On May 19, 2008, QuantRx and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specified monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  QuantRx received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and was amortized into revenue over the expected development period of the agreement, estimated as 18 months. QuantRx recognized revenue of $119,897 and $80,111 in the years ended December 31, 2009 and 2008 related to this agreement.

Development Agreements and Royalties

In 2007, QuantRx entered into two development agreements to develop rapid test POC products in oral care for ALT BioScience (ALT), and an at-home diagnostic test jointly with Church & Dwight Co., Inc. In 2009 and 2008, QuantRx recognized revenues of approximately $180,000 and $420,000 related to these development agreements in accordance with its revenue recognition policies, and costs of approximately $100,000 and $290,000.

The ALT agreement, and subsequent renewals, commenced March 2007 and stipulated an up front fee, recognized over the initial five month term, and monthly fees. Currently, the agreement is on a month-to-month basis, subject to termination with 45 days notice. The agreement grants QuantRx certain manufacturing rights for the developed products, which shall be negotiated in good faith in a separate manufacturing agreement upon the completion of design and verification testing. These manufacturing rights will survive any potential termination of the development agreement. Effective August 1, 2009, QuantRx is providing the development service to ALT through QN Diagnostics, LLC under the terms of its operating agreement with QN Diagnostics, and as such, these revenues were recognized by QND.

The Church & Dwight agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, QuantRx entered into a Technology License Agreement with Church & Dwight Co., Inc.  Under the terms of the agreement, Church & Dwight acquired exclusive world-wide rights to use certain QuantRx technology related to the jointly developed test. Under the ten-year agreement, QuantRx received royalties on net sales of the product of $81,426 in 2009.

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

4.	INVESTMENT IN JOINT VENTURE - QN DIAGNOSTICS, LLC

On July 30, 2009, QuantRx and NuRx Pharmaceuticals, Inc. (NuRx) entered into agreements to form QN Diagnostics, LLC (QND), a Delaware limited liability company. Pursuant to the agreements, QuantRx contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology with a fair value of $5,450,000, and NuRx contributed $5,000,000 in cash to QND.  Following the respective contributions by NuRx and QuantRx to the joint venture, NuRx and QuantRx each own a 50% interest in QND.  The purpose of the joint venture is to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

The joint venture is managed by a board consisting of two QuantRx designees, two NuRx designees and an independent designee mutually selected by QuantRx and NuRx.  Subject to certain exceptions, board decisions are made by majority vote, provided that QuantRx and NuRx have veto rights with respect to certain matters. Since QuantRx does not have control of the joint venture, QuantRx accounts for the investment in QND utilizing the equity method of accounting.

Under the terms of the agreements, QND made a $2,000,000 cash distribution to QuantRx. QuantRx is committed to further capital contributions aggregating $1.55 million, comprised of: payment of milestone payments with PRIA Diagnostics (see Note 5) in QuantRx common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions will be made by QuantRx and NuRx on an equal basis.

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

QuantRx recognized a gain on the contribution of the intellectual property of $1.36 million, representing the net gain of $4.72 million from the disposition, reduced by the fair value of warrants issued to NuRx ($1.0 million) and the elimination of the portion of the intercompany gain associated with QuantRx’s 50% interest in QND ($2.36 million).

Summarized financial information of QND for July 30, 2009 (inception) through December 31, 2009, is as follows: current assets: $1,064,000; noncurrent assets: $5,251,000; total assets: $6,315,000; current liabilities: $97,000; revenues and gross profit: $125,000; net loss: $2,232,000.  QuantRx recorded losses from QND under the equity method of $1,023,000, representing the Company’s 50% portion of QND’s net loss, adjusted for an amortization modification based upon QuantRx’s basis in the contributed assets.  There were no other intercompany profits to eliminate.

5.	PRIA ASSET PURCHASE AGREEMENT

On July 30, 2009, the Company executed an asset purchase agreement with PRIA Diagnostics, LLC, pursuant to which PRIA agreed to sell to QuantRx certain of PRIA’s patents, trademarks, other intellectual property assets and certain fixed assets. The aggregate purchase price for such assets was $725,000, comprised of cash and shares of QuantRx common stock.

Under the asset purchase agreement, QuantRx is required to make additional contingent payments, in the form of cash and common stock, upon the occurrence of certain milestone events.  Such cash milestone payments will be made by QN Diagnostics (see Note 4).  In addition, QND is required to pay royalties to PRIA on a quarterly basis upon the commercialization of a product utilizing the acquired technologies for five years from the initial sales date of the first such product sold.  QuantRx also agreed under the asset purchase agreement to offer to PRIA the first opportunity to manufacture certain products utilizing the acquired technologies before entering into any agreement or arrangement with a third party to manufacture such products.

6.	OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2009 and 2008 consist of:

	2009	2008
Prepaid expenses:
Prepaid consulting	$-	$92,649
Prepaid consulting – related party (See Note 17)	83,375	4,674
Prepaid insurance	22,960	37,473
Prepaid interest	-	44,426
Prepaid rent	16,533	5,310
Other	5,360	4,517
Prepaid expenses	$128,228	$189,049

Deferred financing costs:
Deferred financing costs	$-	$133,250
Less: accumulated amortization	-	(124,557)
Deferred financing costs, net	$-	$8,693

Property and equipment:
Computers and office furniture, fixtures and equipment	$124,877	$136,690
Machinery and equipment	181,347	466,338
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(218,867)	(199,055)
Property and equipment, net	$179,590	$496,206

Accrued expenses:
Payroll and related	$175,000	$156,750
Professional fees	41,500	43,800
Accrued interest	-	41,142
Other	16,500	57,000
Accrued expenses	$233,000	$298,692

7.	NOTES RECEIVABLE

Genomics USA, Inc.

In January 2007, QuantRx advanced $200,000 to Genomics USA, Inc. (GUSA) through an 8% promissory note due April 8, 2007. The note is currently convertible at QuantRx’s discretion into 10% of GUSA’s outstanding capital stock. QuantRx continues to explore the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note continues to accrue interest. QuantRx accrued interest of $16,000 and $16,040 on this note for the years ended December 31, 2009 and 2008. GUSA, a privately held Illinois corporation, is a technology company focused on the development of Micro-Array Detection for DNA. This technology may strategically expand QuantRx’s diagnostic platforms. See Note 8 for additional information on GUSA.

8.	INVESTMENTS

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

At May 5, 2009, QuantRx’s remaining net basis of the investment in FluoroPharma, inclusive of receivables from FluoroPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($272,579 in 2009) related to the consolidated results of FluoroPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then noncontrolling (formerly minority) interests as applicable. On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, QuantRx’s ownership of the outstanding capital stock of FluoroPharma was reduced to a noncontrolling interest of approximately 45.55%. At deconsolidation the fair market value of QuantRx’s remaining noncontrolling interest in FluoroPharma was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in QuantRx writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286 in accordance with ASC Topic 810.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. As of December 31, 2009 and December 31, 2008, QuantRx owned 39.81% and 57.78%, respectively, of the issued and outstanding capital stock of FluoroPharma. However, at December 31, 2009, due to FluoroPharma’s issuance of a separate class of common stock in 2009, QuantRx held 17.53% of the voting rights of FluoroPharma.

At December 31, 2009, FluoroPharma’s summarized financial information was estimated as follows: current assets: $62,000; noncurrent assets: $130,000; total assets: $192,000; current and total liabilities $1,255,000; expenses and net losses for the period of May 5 through December 31, 2009 were $748,000. QuantRx’s allocation of FluoroPharma’s net loss for the period commencing May 5 through December 31, 2009, was not recorded ($314,000), since the remaining investment in FluoroPharma had a carrying value of $0 as of the deconsolidation of FluoroPharma at May 5, 2009.

As of December 31, 2008, the portion of FluoroPharma’s losses attributable to the noncontrolling interest have been recorded, reducing the noncontrolling interest to zero.

As of December 31, 2008, QuantRx advanced $900,000 to FluoroPharma through short-term convertible promissory notes. Additionally, QuantRx advanced $553,700 as of December 31, 2008.  These advances, notes and accrued interest of $83,067 were eliminated in the consolidation of the year ended December 31, 2008.

Genomics USA, Inc.

In May 2006, QuantRx purchased 144,024 shares of GUSA common stock for $200,000. As of December 31, 2009 and 2008, QuantRx owned approximately 10% of the issued and outstanding capital stock of GUSA.

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

9.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Licensed patents and patent rights	$50,000	$2,197,020
Patents	41,004	82,008
Technology license	-	22,517
Website development	40,750	49,711
Less: accumulated amortization	(71,974)	(339,159)
Intangibles, net	$59,780	$2,012,097

At December 31, 2008, the Company’s consolidated financial statements included the accounts of its formerly majority-owned subsidiary. Effective May 5, 2009 the Company no longer held a controlling interest, which resulted in the deconsolidation and the elimination of the former subsidiary’s accounts; which included the elimination of intangible assets with a net carrying amount of $1,907,193. See Note 8 for additional details.

Patent under Licensing

In 2006, QuantRx entered into a patent license agreement with The Procter & Gamble Company, effective July 1, 2006. The agreement licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings. The term of the agreement is five years with a five year automatic renewal option. In consideration of this agreement, QuantRx paid a one-time, non-refundable engagement fee, and pays royalties based on net sales of such licensed products.

The Company has capitalized this engagement fee and amortizes the capitalized cost over the expected term of the patent license agreement. Amortization of $5,000 and $5,000 in connection with this licensed patent was recognized in the years ended December 31, 2009 and 2008. All royalties due pursuant to the terms of the agreement are expensed as incurred. Impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized as of December 31, 2009 or 2008.

10.	SHORT-TERM NOTES PAYABLE

In July 2009, QuantRx made full settlement with all holders of QuantRx convertible and promissory notes, and obtained the release of all security interests in QuantRx assets granted to those note holders.  In connection with the full settlement of these notes and the release of all liens in favor of such note holders, each note holder received either cash in an amount equal to the outstanding principal and accrued interest, shares of the newly created Series A-1 convertible preferred stock (see Note 14), or a combination of both. In the aggregate, $1,335,156 was paid and 4,060,397 shares of Series A-1 convertible preferred stock with a fair value of $4,060,397 were issued to the note holders to settle the outstanding $5,281,765 in convertible and promissory notes and $113,778 in related accrued interest.

Notes payable as of December 31, 2009 and 2008 were comprised of the following:

	2009	2008
Short-term convertible notes payable, net:
Senior secured convertible notes payable	$-	$2,607,979
Less: discount for common stock, warrants and conversion feature, net	-	(97,925)
Short-term convertible notes payable, net	$-	$2,510,054

Short-term secured promissory notes payable:
Secured promissory notes payable	$-	$350,000
Less: discount for common stock and warrants, net	-	-
Short-term secured promissory notes payable, net	$-	$350,000

Short-term promissory notes payable, net:
Unsecured promissory notes payable	$-	$1,107,890
Less: discount for common stock and warrants, net	-	(46,612)
Short-term promissory notes payable, net	$-	$1,061,278

The following describes the convertible and promissory notes. QuantRx used the net proceeds from each offering for product development, working capital and general corporate purposes. The Black-Scholes option pricing model was used to calculate the fair values of all warrants issued or modified in connection with these notes. See Note 3.

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

In the event QuantRx did not complete a qualified financing and holders did not voluntarily convert, QuantRx was to repay the outstanding principal balance and accrued and unpaid interest on January 23, 2009. All holders extended this maturity date to July 31, 2009. Interest on the outstanding principal amount of the 2008 Notes was payable quarterly in cash or, at the holders’ option, in additional 10% senior secured convertible notes with a principal amount equal to the calculated interest amount. In connection with the financing and in accordance with the terms of the convertible promissory notes issued in 2007 (2007 Notes), the holders representing $1,000,000 face value of QuantRx’s 2007 Notes exchanged their notes at 115% of the outstanding principal and accrued and unpaid interest as payment toward the purchase price of the 2008 Notes purchased by such holders. Accordingly, the Company issued notes in the financing in the aggregate principal balance of $1,157,247 to the former holders upon their surrender of the 2007 Notes.  In the aggregate, the Company received gross cash proceeds of $1,000,000 in connection with the issuance of the 2008 Notes.

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

The conversion option embedded in the 2008 Notes described above was not considered a derivative instrument and was not required to be bifurcated since it is indexed to QuantRx’s stock and is classified as stockholders’ equity. Equity classification of the embedded conversion option is met. QuantRx also concluded that while the embedded conversion option is not required to be bifurcated, the instruments do contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion option. QuantRx measured the intrinsic value of the embedded conversion option ($647,760) based upon the effective conversion price as the allocated proceeds divided by the number of shares to be received on conversion. This amount was recorded as original issue discount.

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

In the second quarter of 2009, QuantRx issued additional 2008 Notes maturing July 31, 2009 aggregating $835,672 with substantially the same terms as the original 2008 Notes. The notes were issued to one holder of “2008 Promissory Notes” (see below) in full settlement of $707,890 in 2008 Promissory Notes due to mature in the second quarter of 2009, and related accrued interest of $27,782, as well as additional principal of $100,000. In connection with the issuance of these notes, QuantRx granted 225,000 shares of common stock (fair value of $63,000; relative fair value of $56,698) and warrants with a five year term to purchase 150,000 shares of common stock at an exercise price of $0.55 (fair value of $19,500; relative fair value of $17,839). There was no calculated beneficial conversion feature and there were no deferred finance costs for these notes.

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

In the aggregate for all 2008 Notes, the fair value of the warrants issued to placement agents and the cash commissions and legal fees, if any, were recorded as deferred financing costs. The total original issue discount related to the common stock, warrants, and modified warrants issued to the investors, the beneficial conversion feature, and the deferred financing costs were amortized to interest expense over the original term of each 2008 Note. Interest expense, including amortization of original issue discount and deferred financing costs, related to the 2008 Notes was $419,777 and $ 1,060,435 for the years ended December 31, 2009 and 2008. The Company issued 10% convertible notes in the aggregate amount of $148,114 for quarterly interest in the form of paid-in-kind notes in the first half of 2009, and $150,733 in 2008.

2008 Secured Promissory Notes Payable

In the second quarter of 2008, the Company issued to certain accredited investors 8% senior secured promissory notes (the “2008 Secured Promissory Notes) in the aggregate principal amount of $550,000, and an aggregate of 137,500 shares of common stock and warrants with a five-year term to purchase 137,500 shares of common stock warrants at a per share exercise price of $0.85.  The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise. The 2008 Secured Promissory Notes were originally due on September 15, 2008, along with all accrued and unpaid interest. The cash proceeds from the 2008 Secured Promissory Notes of $550,000 were allocated between the notes, common stock and warrants on a relative fair value basis. QuantRx allocated $79,806 and $58,050 of the principal amount of $550,000 to the common stock and warrants as original issue discount, which represented the relative fair values of each at the date of issuance. In association with the issuance of the 2008 Secured Promissory Notes, QuantRx issued warrants to purchase 100,000 shares of common stock at $0.85 per share valued at $64,000 to the placement agent, and also incurred cash commissions of $55,000 in connection with the private placement resulting in total deferred finance costs of $119,000.

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

On October 15, 2008, QuantRx executed an eleven-month extension with a holder of a $100,000 2008 Secured Promissory Note.  In consideration for this extension, QuantRx granted 75,000 shares of common stock with a fair value of $22,500, which was recorded as prepaid interest and was being expensed over the term of the extension, with the remaining balance expensed at settlement in July 2009.

QuantRx executed an extension with a holder of a $200,000 2008 Secured Promissory Note as of October 15, 2008, extending the maturity dates as follows: $50,000 and related accrued interest due October 31, 2008; $50,000 and related accrued interest due November 30, 2008; $100,000 and related accrued interest due December 31, 2008. In consideration for this extension, QuantRx granted 20,000 shares of common stock (fair value $6,000) and warrants to purchase 20,000 shares of common stock (fair value $4,400) with a five year term for $0.85; the fair values of which were expensed over the term of the extension. As of December 31, 2008, this holder agreed to an extension of the remaining $100,000 outstanding principal as follows: $10,000 and related accrued interest due monthly beginning January 31, 2009, with a final payment due June 30, 2009.  In consideration for this further extension, QuantRx granted a warrant in January 2009 to purchase 100,000 shares of common stock (fair value $18,000) with a five year term for $0.50 and modified warrants to purchase an aggregate 80,000 shares of common stock, reducing the exercise price from $0.85 to $0.55. The fair value of the consideration was expensed over the term of the extension.

In the second quarter of 2009, QuantRx issued an additional $250,000 2008 Secured Promissory Note with substantially the same terms as the original 2008 Secured Promissory Notes and a maturity date of August 10, 2009. The note was issued to NuRx Pharmaceuticals, Inc. in contemplation of a strategic transaction. There were no deferred finance fees incurred and no original issue discount.

In the aggregate, QuantRx recorded $55,447 and $321,001 in interest expense, including amortization of original issue discount, deferred financing costs and prepaid interest, for the years ended December 31, 2009 and 2008.

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

The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs were amortized to interest expense over the original terms of the 2008 Promissory Notes. In the aggregate, QuantRx recorded $353,951 and $410,274 in interest expense, including amortization of original issue discount, prepaid interest, and deferred financing costs, related to the 2008 Promissory Notes for the years ended December 31, 2009 and 2008. No deferred finance costs were incurred on these Promissory Notes issued in 2009.

11.	LONG-TERM NOTES PAYABLE

QuantRx received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.

12.	COMMITMENTS AND CONTINGENCIES

QN Diagnostics and PRIA Diagnostics

QuantRx is committed to further capital contributions to QN Diagnostics aggregating $1.55 million, comprised of: payment of milestone payments with PRIA Diagnostics in QuantRx common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions will be made by QuantRx and NuRx on an equal basis. Should either party fail to make sustaining contributions as required, such party would be subject to a reduction in ownership interest and loss of a board seat.  See Notes 4 and 5.

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

Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets. Rent expense relating to our operating leases was $132,775 and $174,099 for the years ended December 31, 2009 and 2008, respectively. Minimum lease payments for the years 2010 through 2014 are as follows: $99,116; $43,875; and $0 thereafter; and in the aggregate is $142,991. Sublease income relating to our operating leases was $20,798 and $23,373 for the years ending December 31, 2009 and 2008, and is recorded in other income.

Executive Employment Agreements

We have entered into employment contracts with key executives that provide for the continuation of salary to the executives if terminated for reasons other than cause or in connection with a change in control of QuantRx, as defined in those agreements. At December 31, 2009, the future employment contract commitment for such key executives based on these termination clauses was approximately $636,000, or in the case of a change of control, $1,272,000. In addition, the agreement states that if QuantRx were to sell all of its shares of capital stock or assets, or perform a material acquisition of another entity, QuantRx will pay a completion bonus.

Legal Contingencies

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business.  It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.

13.	INCOME TAXES

We are subject to taxation in the U.S., the state of Oregon, and the Commonwealths of Pennsylvania and Massachusetts. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.

At December 31, 2009 and 2008, the Company had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $15,540,955 and $16,085,386, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $15,537,251 and $16,065,431 has been established at December 31, 2009 and 2008, respectively.

 Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.

There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2009 and 2008 are as follows:

	2009	2008
Gross deferred tax assets:
Net operating loss carryforwards	$11,638,561	$14,040,021
Difference between book and tax basis of former subsidiary stock held	1,937,844	-
Stock based expenses	1,108,159	1,590,554
Tax credit carryforwards	292,999	358,869
All others	563,392	95,942
	15,540,955	16,085,386
Gross deferred tax liabilities:
Difference between book and tax bases of tangible and intangible assets	(3,704)	(19,955)
Deferred tax asset valuation allowance	(15,537,251)	(16,065,431)
Net deferred tax asset (liability)	$-	$-

At December 31, 2009, the Company has net operating loss carryforwards of approximately $30,627,791, which expire in the years 2010 through 2029. The net change in the allowance account was a decrease of $528,180 for the year ended December 31, 2009.

14.	CAPITAL STOCK

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value, and 10,000,000 are designated Series A-1 convertible preferred stock, $0.01 par value. The remaining 5,250,000 authorized preferred shares have not been designated by the Company as of December 31, 2009. At December 31, 2009, 4,060,397 shares of Series A-1 preferred stock were outstanding. The Company had no issued and outstanding preferred stock at December 31, 2008.

The Series A-1 preferred stock ranks prior to the common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms do not rank senior to the Series A-1 preferred stock. Holders of the Series A-1 preferred stock shares are entitled to receive, when, as and if declared by the Board of Directors, preferential dividends which shall accrue at the rate of 8% per annum to be paid at the option of the Company, either in cash or by the issuance of additional shares of Series A-1 preferred stock. The Company may, at its option, redeem shares of the Series A-1 preferred stock, in whole or in part, out of funds legally available, by action of the Board of Directors, at any time after the issuance of such Series A-1 preferred stock, at a redemption price equal to the face amount plus all accrued and unpaid dividends on such Series A-1 preferred stock. At any time on or after the issuance date, the Series A-1 preferred stock may be converted by the holder of any such shares subject to certain limitations into a number of fully paid and nonassessable shares of common stock at a conversion rate of two shares of common stock for each one share of Series A-1 preferred stock.

In the third quarter of 2009, the Company issued 4,060,397 shares of Series A-1 preferred stock to certain holders of the Company’s promissory notes in exchange for the cancellation of their respective notes and the releases of any security interests.

Common Stock

The Company has authorized 75,000,000 shares of its common stock, $0.01 par value. The Company had issued and outstanding 44,427,630 and 42,886,380 shares of its common stock at December 31, 2009 and 2008, respectively. In December 2009, the shareholders of the Company approved an increase to authorized common stock to 150,000,000 shares. The increase took effect in January 2010 with the filing of the amendment to the articles of incorporation with the state of Nevada.

In the fourth quarter of 2009, 150,000 shares of common stock were granted in consideration of investor relations services. The fair value of $69,000 was expensed in the year ended December 31, 2009.

In the third quarter of 2009, in connection with an asset purchase, QuantRx issued 700,000 shares of common stock (fair value of $350,000). See Note 5.

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

15.	STOCK PURCHASE WARRANTS

Common Stock Warrants

In the fourth quarter of 2009, warrants to purchase 1,750,000 shares of common stock (fair value of $295,050) were granted in settlement of $195,000 in outstanding accounts payable and a six month financial advisory services contract. The warrants have an exercise price of $0.55 and a term of five years. $16,675 was expensed as consulting expense in 2009 for this contract.

In the fourth quarter of 2009, a warrant to purchase 25,000 shares of common stock (fair value of $6,000) was granted to a consultant in connection with the successful completion of a development milestone. The warrants have a five year term and an exercise price of $0.40 and were expensed on the grant date.

In the fourth quarter of 2009, warrants to purchase an aggregate of 200,000 shares of common stock (fair value of $29,000) were granted in consideration of investor relations services. Warrants to purchase 100,000 shares of common stock were issued with an exercise price of $0.50 and have a term of five years. Warrants to purchase 100,000 shares of common stock were issued with an exercise price of $1.25 and have a term of five years. The warrants vest over one year, and will be remeasured during the vesting term as required. $8,000 was expensed in 2009 related to these issuances.

In the third quarter of 2009, in connection with the establishment of a joint venture, QuantRx issued two warrants to purchase 2,000,000 shares (4,000,000 in the aggregate) of QuantRx common stock with a fair value of $1,000,000.  The warrants expire on July 30, 2014 and have an exercise price of $0.50 and $1.25, respectively.  See Note 4.

In the third quarter of 2009, warrants to purchase an aggregate of 550,000 shares of common stock were granted to certain executives. The warrants were issued with an exercise price of $0.50, have a term of five years and were fully vested at December 31, 2009. The aggregate fair value of $165,000 was recognized as stock based compensation expense in 2009.

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

In the second quarter of 2009, in connection with extensions of certain 2008 Promissory Notes, the Company issued warrants to purchase an aggregate of 80,500 shares of common stock with a five year term and an exercise price of $0.55 (aggregate fair value $12,075). The fair value of these issuances was recognized as interest expense in 2009.

In the second quarter of 2009, in connection with an extension of a 2008 Promissory Note, the Company issued 100,000 shares of common stock (fair value $39,000) and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000). The fair value of these issuances was recognized as interest expense in 2009.

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

In the first quarter of 2009, in connection with an extension of a 2008 Promissory Note, QuantRx granted 100,000 shares of common stock with a fair value of $39,000 and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000).  Additionally, warrants to purchase 125,000 shares of common stock were modified, reducing the exercise price from $0.85 to $0.55.  The fair value of these issuances and modifications was recognized as interest expense in 2009.

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

In January 2009, in connection with an extension of a maturity date on a 2008 Secured Promissory Note, QuantRx granted a warrant to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.50 (fair value $18,000) and modified warrants to purchase an aggregate 80,000 shares of common stock, reducing the exercise price from $0.85 to $0.55. The fair value of these issuances and modifications was recognized as interest expense in 2009.

In December 2008, QuantRx issued 25,000 shares of common stock (fair value $9,250) and warrants to purchase 25,000 shares of common stock (fair value $7,375) in connection with the issuance of two 2008 Notes, maturing July 31, 2009. Additionally, warrants issued to these investors in connection with previous debt financings were modified, reducing their exercise prices to $0.55.  The aggregate incremental fair value of these modifications was $1,650; the relative fair value was $1,390, which was recorded as debt discount and was amortized over the term of each Note.

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

On September, October and November 15, 2008, QuantRx negotiated extensions on each of the outstanding 2008 Secured Promissory Notes. In consideration for these one to eleven month extensions, QuantRx granted an aggregate of 132,500 shares of common stock (fair value $45,225) and warrants to purchase 57,500 shares of common stock with a five year term and an exercise price of $0.85 (fair value $17,300).  The fair value of these issuances was recorded as prepaid interest and amortized over the terms of the extensions as interest expense.

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

In April 2008, QuantRx completed a limited warrant exercise inducement targeting large warrant holders who had expressed an interest to participate. The inducement was a reduction in the exercise price from $1.50 to $0.70 to a limited number of warrant holders who acquired the warrants in conjunction with prior common stock purchases. Warrants to purchase an aggregate of 241,699 shares of common stock were exercised and exchanged for our common stock for total proceeds of $169,189.

In April 2008, the Company issued common stock warrants with a five year term in consideration of a financial advisory and investor relations consulting services agreement. The warrant represents the right to purchase 200,000 shares of common stock at an exercise price of $0.89 and vests ratably each month over a one year term. The fair value of the warrant was calculated to be $148,000 on grant date, and was remeasured during the vesting term as required, with a final fair value measurement of $18,000. Consulting expense related to the issuance of these warrants was $34,000 for the year ended December 31, 2008 and a reduction of $16,000 for the year ended December 31, 2009.

In April 2008, the Company issued warrants with a five year term to purchase 25,000 shares of common stock at an exercise price of $1.35 (fair value of $16,250). The warrants were issued to an executive officer of our former majority-owned subsidiary as payment for a one year contract for technical advisory services related to medical diagnostics. Consulting expense related to the issuance of these warrants was $4,674 and $11,576 for the years ended December 31, 2009 and 2008. At December 31, 2008, $4,674 was recorded as prepaid consulting related to this contract.

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

The following is a summary of all common stock warrant activity during the two years ended December 31, 2009:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2007	7,113,383	$0.50 - 4.25	$1.20
Warrants granted	1,235,000	$0.55 - 1.35	$0.96
Warrants expired	(180,000)	$1.92 - 4.25	$2.57
Warrants exercised	(241,699)	$0.70	$0.70
Warrants issued and exercisable at December 31, 2008	7,926,684	$0.50 - $ 2.00	$1.07
Warrants granted	8,241,750	$0.31 - $ 1.25	$0.68
Warrants expired	(1,384,087)	$1.50	$1.50
Warrants exercised	-	-	-
Warrants issued and exercisable at December 31, 2009	14,784,347	$0.31 - $ 2.00	$0.81

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2009:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.31	860,000	4.04	$0.31
$0.40	25,000	4.88	$0.40
$0.42	182,065	1.40	$0.42
$0.50	3,706,873	3.79	$0.50
$0.55	3,848,348	3.86	$0.55
$0.61	4,000	2.88	$0.61
$0.75	2,000	2.75	$0.75
$0.85	1,153,131	1.21	$0.85
$0.87	2,000	2.68	$0.87
$0.89	200,000	3.29	$0.89
$0.95	150,000	2.29	$0.95
$1.00	325,750	4.07	$1.00
$1.10	200,000	2.95	$1.10
$1.15	6,000	2.42	$1.15
$1.20	30,000	2.33	$1.20
$1.25	2,177,500	4.55	$1.25
$1.35	75,000	2.29	$1.35
$1.50	1,518,180	0.84	$1.50
$2.00	318,500	1.23	$2.00
	14,784,347	3.31	$0.81

The Company used the Black-Scholes option price calculation to value the warrants granted in 2009 and 2008 using the following assumptions: risk-free rate of 3.24% and 5.35%; volatility of 0.70 and 1.17; actual term and exercise price of warrants granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments.”

16.	COMMON STOCK OPTIONS

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

In the fourth quarter of 2009, 25,000 non-qualified common stock options were granted to members of the board of directors and issued from the Company’s Incentive and Non-Qualified Stock Option Plan. The options were issued with an exercise price of $0.38, have a term of five years and vested immediately. The fair value of these options is $5,750.

In the fourth quarter of 2009, qualified stock options to purchase an aggregate of 50,000 shares of common stock were granted and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan to employees in accordance with employment agreements and the successful completion of development milestones. The options were fully vested, have a five year term and an exercise price of $0.40. The fair value of these options is $12,000.

In the third quarter of 2009, non-qualified stock options to purchase an aggregate of 500,000 shares of common stock were granted and issued from the Company’s 2007 Incentive and Non-Qualified Stock Option Plan to executives in accordance with employment agreements executed July 30, 2009. The options were issued with an exercise price of $0.50, have a term of five years, and at December 31, 2009, options to purchase 437,500 shares of common stock are vested, with the remainder vesting with the successful completion of development milestones. The fair value of these options is $150,000.

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

The following is a summary of all common stock option activity during the two years ended December 31, 2009:
	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,791,750	$0.77
Options granted	559,250	$0.79
Options forfeited	(113,000)	$1.51
Options exercised	-	-
Outstanding at December 31, 2008	2,238,000	$0.74
Options granted	705,000	$0.45
Options forfeited	(87,500)	$0.83
Options exercised	-	-
Outstanding at December 31, 2009	2,855,500	$0.66

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2008	2,048,000	$0.69
Exercisable at December 31, 2009	2,687,583	$0.63

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2009:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.31	130,000	4.04	$0.31	124,583	$0.31
$0.35	6,250	4.00	$0.35	6,250	$0.35
$0.38	25,000	5.00	$0.38	25,000	$0.38
$0.40	50,000	4.88	$0.40	50,000	$0.40
$0.50	1,500,000	5.09	$0.50	1,437,500	$0.50
$0.69	6,250	3.00	$0.69	6,250	$0.69
$0.80	502,500	8.17	$0.80	502,500	$0.80
$0.85	363,000	7.78	$0.85	363,000	$0.85
$1.00	60,000	0.18	$1.00	60,000	$1.00
$1.15	75,000	6.57	$1.15	75,000	$1.15
$1.17	12,500	2.00	$1.17	12,500	$1.17
$1.60	125,000	6.26	$1.60	25,000	$1.60
	2,855,500	5.89	$0.66	2,687,583	$0.63

The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 5.9 years.  The aggregate intrinsic value of all of QuantRx’s options is $9,288.

The weighted-average grant-date fair value of options granted during 2009 and 2008 was $0.27 and $0.75, respectively. There were no options exercised during 2009 and 2008; therefore there was no intrinsic value of options exercised and no related tax benefits were realized. The total fair value of shares vested during 2009 and 2008 was $236,321 and $621,695, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:
Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	190,000	$1.20
Options granted	705,000	$0.27
Options vested	(720,833)	$0.33
Options forfeited	(6,250)	$0.76
Nonvested at December 31, 2009	167,917	$1.06

As of December 31, 2009, there was approximately $54,842 of unrecognized compensation cost related to nonvested options. Weighted average period of nonvested stock options was 5.6 years as of December 31, 2009.

The Company used the Black-Scholes option price calculation to value the options granted in 2008 and 2007 using the following assumptions: risk-free rate of 3.24% and 5.35%; volatility of 0.70 and 1.17; actual term and exercise price of options granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments.”

17.	RELATED PARTY TRANSACTIONS

In the fourth quarter of 2009, warrants to purchase 1,750,000 shares of common stock (fair value of $295,050) were granted in settlement of $195,000 in outstanding accounts payable and a six month financial advisory services contract with Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. The warrants have an exercise price of $0.55 and a term of five years. Of the $100,050 allocated to the financial advisory services contract, $16,675 was expensed as consulting expense in 2009, and as of December 31, 2009, $83,375 was recorded as prepaid consulting.

In August 2008, in connection with a debt financing, QuantRx incurred cash commissions of $50,000 to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. These commissions payable were settled in connection with a financial advisory services contract in the fourth quarter of 2009.

On June 16, 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $64,000 to purchase an aggregate of 100,000 shares of common stock at $0.85 per share to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $55,000 were due to Burnham Hill Partners for its role as placement agent in the transaction as of December 31, 2008 and were settled in connection with a financial advisory services contract in the fourth quarter of 2009.

In the first quarter of 2008, in connection with a debt financing, QuantRx issued warrants with a five-year term valued at $55,750 to purchase an aggregate of 100,000 shares of common stock at $1.10 per share to Burnham Hill Partners. Burnham Hill Partners was the placement agent for the debt financing. Additionally, cash commissions of $70,000 were due to Burnham Hill Partners for its role as placement agent in the transaction as of December 31, 2008, and were settled in connection with a financial advisory services contract in the fourth quarter of 2009.

An executive officer of our former majority-owned subsidiary, who is also a beneficial owner of approximately 25% of the former majority-owned subsidiary’s outstanding shares, was due $40,000 for licensing fees related to patent license agreements, $120,191 for advances to fund general operating expenses and $142,500 for accrued payroll as of December 31, 2008, of which $160,191 was included in accounts payable and $142,500 was included in accrued expenses.

In April 2008, the Company issued warrants with a five year term to purchase 25,000 shares of common stock at an exercise price of $1.35 (fair value of $16,250). The warrants were issued to an executive officer of our former majority-owned subsidiary as payment for a one year contract for technical advisory services related to medical diagnostics. Consulting expense related to the issuance of these warrants was $4,674 and $11,576 for the years ended December 31, 2009 and 2008. At December 31, 2008, $4,674 was recorded as prepaid consulting related to this contract.

A member of the Company’s board of directors served as a consultant to the Company on various business, strategic, and technical issues. His contract expired May 31, 2008.  Fees paid and expensed under this agreement during the year ended December 31, 2008 were $20,000.

18.	SUBSEQUENT EVENTS

In December 2009, the shareholders of the Company approved an increase to authorized common stock to 150,000,000 shares. The increase took effect in January 2010 with the filing of the amendment to the articles of incorporation with the state of Nevada.

On January 29, 2010, QuantRx entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NuRx Pharmaceuticals, Inc. (NuRx) and NP Acquisition Corporation, a wholly-owned subsidiary of QuantRx (“Merger Sub”). The Merger Agreement provides that at the effective time (the “Effective Time”), Merger Sub will be merged with and into NuRx, with NuRx continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding share of NuRx’s common stock (other than shares held by NuRx or any wholly-owned subsidiary of NuRx or by QuantRx or Merger Sub or any of their respective subsidiaries, or by stockholders of NuRx who have properly demanded appraisal rights for their shares in accordance with Nevada law) will be converted into the right to receive approximately 1.54 shares of QuantRx common stock.  All options and warrants of NuRx outstanding at the Effective Time will be assumed by QuantRx and converted into rights with respect to QuantRx’s common stock.

On March 26, 2010, QuantRx entered into a Security Purchase Agreement with a qualified institutional buyer in which QuantRx sold 333,333 shares of FluoroPharma, Inc. class A common stock at a price of $0.75 per share for an aggregate amount of $250,000. Subsequent to this transaction, QuantRx’s ownership interest in FluoroPharma was reduced to approximately 36%.