Form 10-Q
period 2010-03-31
QUANTRX BIOMEDICAL CORP
filed 2010-05-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

The number of shares outstanding of the issuer’s common stock as of May 10, 2010 was 44,427,630.

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING.  VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009.  WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.          Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$202,528	$376,211
Accounts receivable	83,817	41,128
Accounts receivable – related party	-	31,500
Interest receivable – related party	51,689	47,689
Inventories	4,675	4,681
Prepaid expenses	71,420	128,228
Note receivable – related party	200,000	200,000
Total Current Assets	614,129	829,437

Investments	200,000	200,000
Investment in joint venture	-	63,601
Property and equipment, net	160,255	179,590
Intangible assets, net	55,476	59,780
Security deposits	11,093	11,093
Total Assets	$1,040,953	$1,343,501

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$794,583	$749,225
Accrued expenses	285,500	233,000
Deferred revenue – related party	240,960	337,160
Security deposits	2,000	2,000
Total Current Liabilities	1,323,043	1,321,385
Notes payable, long-term	44,000	44,000
Total Liabilities	1,367,043	1,365,385

Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; Series A-1 convertible preferred shares: 4,060,397 shares issued and outstanding	40,604	40,604
Common stock; $0.01 par value; 150,000,000 authorized; 44,427,630 shares issued and outstanding	444,276	444,276
Additional paid-in capital	47,778,397	47,756,355
Accumulated deficit	(48,589,367)	(48,263,119)
Total Stockholders’ Equity (Deficit)	(326,090)	(21,884)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,040,953	$1,343,501

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Revenues	$10,010	$159,488
Revenues – related party	649,281	-
Total Revenues	659,291	159,488

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	32	1,351
Sales and marketing	753	159
General and administrative	302,824	534,732
Professional fees	249,551	49,027
Research and development	604,346	157,812
Amortization	4,304	5,852
Depreciation	16,906	17,827
Total Costs and Operating Expenses	1,178,716	766,760

Loss from Operations	(519,425)	(607,272)

Other Income (Expense):
Interest and dividend income	6,260	23,134
Interest expense	(1,178)	(178,076)
Rental income	4,125	5,870
Amortization of debt discount to interest expense	-	(144,044)
Amortization of deferred finance costs to interest expense	-	(8,693)
Loss from deconsolidated subsidiary	-	(231,046)
Loss from joint venture	(63,601)	-
Gain on disposition of assets	247,571	-
Total Other Income (Expense), net	193,177	(532,855)

Loss Before Taxes	(326,248)	(1,140,127)

Provision for Income Taxes	-	-

Net Loss	$(326,248)	$(1,140,127)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.03)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	44,427,630	42,936,519

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(326,248)	$(1,140,127)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	21,210	23,679
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	-	152,737
Expenses related to employee stock based compensation	23,042	227,479
Remeasurement adjustment related to options issued to non-employees	-	(1,667)
Expenses (remeasurement adjustment) related to common stock warrants issued for consulting	(1,000)	416
Non-cash incremental fair value of modified warrants issued for interest	-	6,250
Non-cash fair value of warrants issued for interest	-	39,000
Non-cash fair value of common stock issued for interest	-	39,000
Loss from deconsolidated subsidiary	-	231,046
Loss from joint venture	63,601	-
Gain on disposition of assets	(247,571)	-
Issuance of convertible notes for accrued interest	-	66,416
(Increase) decrease in:
Accounts receivable	(11,189)	(20,310)
Interest receivable	(4,000)	(22,000)
Inventories	6	1,436
Prepaid expenses	56,808	(9,628)
Deposits	-	581
Security deposits	-	(426)
Increase (decrease) in:
Accounts payable	45,358	32,391
Accrued expenses	52,500	39,427
Deferred revenue	(96,200)	(16,666)

Net Cash Used by Operating Activities	(423,683)	(350,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of stock	250,000	-
Cash paid for asset acquisition deposit	-	(75,000)
Cash advances to subsidiary prior to deconsolidation	-	(13,800)

Net Cash Provided (Used) by Investing Activities	250,000	(88,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	-	115,000
Proceeds from issuance of senior secured convertible notes	-	325,000
Repayment of short-term debt	-	(45,000)
Payments on loan payable used to finance equipment purchase	-	(2,840)

Net Cash Provided by Financing Activities	-	392,160

Net Increase (Decrease) in Cash and Cash Equivalents	(173,683)	(47,606)
Net Cash of Deconsolidated Subsidiary	-	(413)
Cash and Cash Equivalents, Beginning of Period	376,211	66,226

Cash and Cash Equivalents, End of Period	$202,528	$18,207

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$1,178	$8,250
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Fair value of common stock issued with convertible notes	$-	$29,105
Fair value of warrants issued with convertible notes	$-	$15,649
Fair value of beneficial conversion feature embedded in convertible notes	$-	$6,325
Fair value of warrants issued with promissory notes	$-	$23,054

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

The interim consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods reported.  The interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although QuantRx believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These interim financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010.

On July 30, 2009, QuantRx and NuRx Pharmaceuticals, Inc. jointly formed QN Diagnostics, LLC, a Delaware limited liability company, with each company owning 50% of the joint venture. The purpose of the joint venture is to develop and commercialize products incorporating our lateral flow strip technology and related lateral flow strip readers. See Note 3.

These consolidated financial statements include the accounts of the Company and its formerly majority-owned subsidiary, FluoroPharma.  Effective May 5, 2009, QuantRx and FluoroPharma executed transactions that resulted in QuantRx no longer having a controlling ownership interest, resulting in the deconsolidation of FluoroPharma. QuantRx has restated its financial statements as of January 1, 2009, to reflect the results of its former subsidiary as a one-line item, and beginning May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. See Note 5 for additional information. When used in these notes, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Biomedical Corporation, a Nevada corporation.

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

The Company has formed a strategic joint venture (See Note 3) to alleviate the funding requirements for the development and commercialization of its lateral flow based products; however, management believes that given the current economic environment and the continuing need to strengthen the Company’s cash position, there is still doubt about our ability to continue as a going concern. We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our remaining products and bring them to commercial markets. The Company is currently negotiating several potential transactions; however, there can be no assurance that we will be successful in our efforts to raise additional capital.

Management believes that the successful growth and operation of the Company’s business is dependent upon our ability to do any or all of the following:

•	finalize development of and commercialize products;

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund certain long-term business operations until commercialization becomes profitable;

•	manage or control working capital requirements by containing operating expenses; and

•	develop new relationships with product distributors and other points of distribution for the Company’s products;

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

2.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments

QuantRx follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for three months ended March 31, 2010 and 2009 of $23,042 and $227,479, respectively.

Black Scholes Option Pricing Model

The following assumptions were determined at the beginning of each year and have been utilized in all Black Scholes calculations for each year:

	2010	2009
Risk-free interest rate	2.43%	3.24%
Expected volatility	72%	70%
Dividend yield	0%	0%

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

As of March 31, 2010, the Company had outstanding options exercisable for 2,795,500 shares of its common stock, warrants exercisable for 13,769,597 shares of its common stock, and preferred shares convertible into 8,120,794 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the three months ended March 31, 2010.

As of March 31, 2009, the Company had common stock options of 2,280,500, common stock warrants of 9,182,934, and convertible debt subject to conversion into 5,998,791 shares outstanding.  The above options, warrants, and convertible securities were deemed to be antidilutive for the three months ended March 31, 2009.

Fair Value

The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. We have not elected the fair value option for any of our assets or liabilities.

Noncontrolling Interest

In January 2009, we adopted an amendment to ASC Topic 810 “Consolidation”, which required us to make certain changes to the presentation of our financial statements. This amendment requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. The statement requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance; if this would result in a material change to consolidated net income, pro forma financial information is required. As of January 1, 2009, the Company presented its financial statements in accordance with this statement. However, on May 5, 2009, QuantRx and FluoroPharma reorganized their relationship by terminating their investment agreement and related agreements. The termination of these investment agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoroPharma by third parties, QuantRx agreed to convert all outstanding receivables from FluoroPharma into common stock of FluoroPharma. As a result of these transactions and the third party investment, QuantRx’s ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation and a loss at deconsolidation in accordance with ASC 810.  See Note 5 for additional details.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605).” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This update will be effective in the second quarter of 2010. Adoption of this update is not anticipated to have a material impact on the Company’s consolidated results of operation or financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. Adoption of this update did not have any impact on the Company’s consolidated results of operation or financial position.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements.”  The guidance modifies the fair value requirements of ASC 605-25 by providing principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance will be effective for revenue arrangements entered into or materially modified during 2010.  Adoption of this update did not have any impact on the Company’s consolidated results of operation or financial position.

Reclassifications

Certain reclassifications, primarily resulting from the deconsolidation of our former subsidiary, have been made in the presentation of the financial statements for the three months ended March 31, 2009 to conform to the presentation of the financial statements for the three months ended March 31, 2010.

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

3.	Investment in Joint Venture – QN Diagnostics, LLC

On July 30, 2009, QuantRx and NuRx Pharmaceuticals, Inc. (NuRx) jointly formed QN Diagnostics, LLC (QND), a Delaware limited liability company. QuantRx contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology with a fair value of $5,450,000, and NuRx contributed $5,000,000 in cash to QND.  NuRx and QuantRx each own a 50% interest in QND.  The purpose of the joint venture is to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

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

QuantRx and QND also entered into a Development and Services Agreement, pursuant to which QND pays a monthly fee to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products. The revenue recognized by QuantRx associated with the QND Development and Services Agreement in the quarter ended March 31, 2010 was $649,281, and the expenses related to this agreement for the same period was $649,281. Expenses are included in each appropriate expense category in the statement of operations. As of March 31, 2010 and December 31, 2009, deferred revenue related to the development and services agreement with QND was $240,960 and $337,160, respectively.

Summarized financial information of QND for the three months ended March 31, 2010, is estimated as follows: current assets: $445,000; noncurrent assets: $5,126,000; total assets: $5,571,000; current liabilities: $65,000; revenues and gross profit: $75,000; net loss: $712,000.  QuantRx recorded losses from QND under the equity method of $63,601, representing the Company’s 50% portion of QND’s net loss, limited to the remaining asset value on QuantRx’s balance sheet.  There were no other intercompany profits to eliminate.

4.	PRIA Asset Purchase Agreement

On July 30, 2009, the Company executed an asset purchase agreement with PRIA Diagnostics, LLC, pursuant to which PRIA agreed to sell to QuantRx certain of PRIA’s patents, trademarks, other intellectual property assets and certain fixed assets. The aggregate purchase price for such assets was $725,000, comprised of cash and shares of QuantRx common stock.

Under the asset purchase agreement, QuantRx is required to make additional contingent payments, in the form of cash and common stock, upon the occurrence of certain milestone events.  Such cash milestone payments will be made by QN Diagnostics (see Note 3).  In addition, QND is required to pay royalties to PRIA on a quarterly basis upon the commercialization of a product utilizing the acquired technologies for five years from the initial sale date of the first such product sold.  QuantRx also agreed under the asset purchase agreement to offer to PRIA the first opportunity to manufacture certain products utilizing the acquired technologies before entering into any agreement or arrangement with a third party to manufacture such products.

5.	Investments

FluoroPharma, Inc.

On May 5, 2009, QuantRx and FluoroPharma reorganized their relationship by terminating their investment agreement and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors. Contemporaneously, QuantRx agreed to convert all outstanding receivables from FluoroPharma, consisting of previously issued notes and related accrued interest and advances in the aggregate amount of $1,568,567, into 1,148,275 shares of common stock of FluoroPharma. As a result of these transactions and the third party investment, QuantRx’s ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation. QuantRx has no continuing obligations or commitments to FluoroPharma.

At May 5, 2009, QuantRx’s remaining net basis of the investment in FluoroPharma, inclusive of receivables from FluoroPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($231,046 in the first quarter of 2009) related to the consolidated results of FluoroPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then noncontrolling interests as applicable. On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, QuantRx’s ownership of the outstanding capital stock of FluoroPharma was reduced to a noncontrolling interest. At deconsolidation the fair market value of QuantRx’s remaining noncontrolling interest in FluoroPharma was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in QuantRx writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286 in accordance with ASC Topic 810.

On March 26, 2010, QuantRx entered into a Security Purchase Agreement with a qualified institutional buyer in which QuantRx sold 333,333 shares of FluoroPharma, Inc. class A common stock at a price of $0.75 per share for an aggregate amount of $250,000, resulting in a gain on disposition of $250,000.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. As of March 31, 2010 and December 31, 2009, QuantRx owned approximately 35.87% and 39.81%, respectively, of the issued and outstanding capital stock of FluoroPharma. However, at March 31, 2010, due to FluoroPharma’s issuance of a separate class of common stock in 2009, QuantRx held 15.79% of the voting rights of FluoroPharma.

At March 31, 2010, FluoroPharma’s condensed financial information was estimated as follows: expenses and net losses for the three months ended March 31, 2010 were estimated at $155,000. QuantRx’s estimated allocation of the net loss of $59,000 for this period was not recorded, since the remaining investment in FluoroPharma had a carrying value of $0.

6.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2010	December 31, 2009
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Website development	40,750	40,750
Less: accumulated amortization	(76,278)	(71,974)
Intangibles, net	$55,476	$59,780

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $4,304 and $5,852 for the three months ended March 31, 2010 and 2009, respectively.  Impairment will be considered in accordance with the Company’s impairment policy which requires at least an annual analysis. No impairment was recognized as of March 31, 2010.

7.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	March 31, 2010	December 31, 2009
Prepaid expenses:
Prepaid consulting – related party	$33,350	$83,375
Prepaid insurance	29,025	22,960
Prepaid rent	5,310	16,533
Other	3,735	5,360
Prepaid expenses	$71,420	$128,228

Property and equipment:
Computers and office furniture, fixtures and equipment	$122,007	$124,877
Machinery and equipment	181,347	181,347
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(235,332)	(218,867)
Property and equipment, net	$160,255	$179,590

Accrued expenses:
Payroll and related	$228,000	$175,000
Professional fees	41,000	41,500
Other	16,500	16,500
Accrued expenses	$285,500	$233,000

8.	Deferred Revenue

On May 19, 2008, QuantRx and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specified monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  QuantRx received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and was amortized into revenue over the expected development period of the agreement, estimated as 18 months. QuantRx recognized revenue related to this agreement of $0 and $33,335 in the three months ended March 31, 2010 and 2009, respectively.

9.	Short-term Notes Payable

In July 2009, QuantRx made full settlement with all holders of QuantRx convertible and promissory notes, and obtained the release of all security interests in QuantRx assets granted to those note holders.  In connection with the full settlement of these notes and the release of all liens in favor of such note holders, each note holder received either cash in an amount equal to the outstanding principal and accrued interest, shares of the newly created Series A-1 convertible preferred stock (see Note 10), or a combination of both. In the aggregate, $1,335,156 was paid and 4,060,397 shares of Series A-1 convertible preferred stock with a fair value of $4,060,397 were issued to the note holders to settle the outstanding $5,281,765 in convertible and promissory notes and $113,778 in related accrued interest.  In the first quarter of 2009, $176,686 in interest expense, $144,044 in amortization of debt discount and $8,693 in amortization of deferred finance costs was recorded.

10.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value, and 10,000,000 are designated Series A-1 convertible preferred stock, $0.01 par value. The remaining 5,250,000 authorized preferred shares have not been designated by the Company. At March 31, 2010 and December 31, 2009, 4,060,397 shares of Series A-1 preferred stock were outstanding.

In the third quarter of 2009, the Company issued 4,060,397 shares of Series A-1 preferred stock to certain holders of the Company’s promissory notes in exchange for the cancellation of their respective notes and the releases of any security interests.

11.	Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value. In December 2009, the shareholders of the Company approved an increase to authorized common stock from 75,000,000 to 150,000,000 shares. The increase took effect in January 2010.

In the first quarter of 2010, no common stock, or options or warrants to purchase common stock were issued.

2007 Incentive and Non-Qualified Stock Option Plan

The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to QuantRx’s employee options was $23,042 and $73,579 for the three months ended March 31, 2010 and 2009, respectively. Compensation cost related to QuantRx’s non-employee options was a reduction of $1,667 based on a remeasurement adjustment in the three months ended March 31, 2009.

12.	Related Party Transactions

In the fourth quarter of 2009, warrants to purchase 1,750,000 shares of common stock were granted in settlement of $195,000 in outstanding accounts payable and a six month financial advisory services contract with Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. The warrants have an exercise price of $0.55 and a term of five years. Of the $100,050 allocated to the financial advisory services contract, $50,025 was expensed as consulting expense in the first quarter of 2010 and $33,350 and $83,375 was recorded as prepaid consulting as of March 31, 2010 and December 31, 2009, respectively.

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

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011.  Some of these leases contain cancellation clauses, subject to a termination fee, and include allocations for common expenses subject to future adjustment.  Rent expense related to operating leases was approximately $33,672 and $31,857 for the three months ended March 31, 2010 and 2009, respectively. In connection with facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations, inclusive of potential termination fees, for operating leases as of March 31, 2010 are estimated as follows:

Remainder of 2010	$85,527
2011	43,875
Total minimum payments	$129,402

In February 2007, the Company began subleasing research and development lab space under the noncancellable operating leases. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sublease income was $4,125 and $5,870 for the three months ended March 31, 2010 and 2009, respectively, and is recorded in other income.

Executive Employment Contracts

We have entered into employment contracts with key executives that provide for the continuation of salary to the executives if terminated for reasons other than cause or in connection with a change in control of QuantRx, as defined in those agreements. At March 31, 2010, the future employment contract commitment for such key executives based on these termination clauses was approximately $636,000, or in the case of a change of control, $1,272,000. In addition, the agreement states that if QuantRx were to sell all of its shares of capital stock or assets, or perform a material acquisition of another entity, QuantRx will pay a completion bonus.

Legal Contingencies

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business.  It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.

Merger Agreement

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

At May 5, 2009, QuantRx’s remaining net basis of the investment in FluoroPharma, inclusive of receivables from FluoroPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($231,046 in the first quarter of 2009; $272,579 through deconsolidation) related to the consolidated results of FluoroPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then noncontrolling (formerly minority) interests as applicable. On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, QuantRx’s ownership of the outstanding capital stock of FluoroPharma was reduced to a noncontrolling interest of 45.55%. At deconsolidation the fair market value of QuantRx’s remaining noncontrolling interest in FluoroPharma was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in QuantRx writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286. QuantRx has reflected the results of its former subsidiary as a one-line item as of January 1, 2009. QuantRx’s allocation of FluoroPharma’s net loss for the period commencing May 5, 2009 through March 31, 2010, was not recorded ($373,000), since the remaining investment in FluoroPharma had a carrying value of $0 as of the deconsolidation of FluoroPharma at May 5, 2009.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. As of March 31, 2010 and December 31, 2009, QuantRx owned 35.87% and 39.81%, respectively, of the issued and outstanding capital stock of FluoroPharma. However, at March 31, 2010, due to FluoroPharma’s issuance of a separate class of common stock in 2009, QuantRx held 15.79% of the voting rights of FluoroPharma.

On March 26, 2010, QuantRx entered into a Security Purchase Agreement with a qualified institutional buyer in which QuantRx sold 333,333 shares of FluoroPharma, Inc. class A common stock at a price of $0.75 per share for an aggregate amount of $250,000, resulting in a gain on disposition of $250,000.

FluoroPharma is currently seeking financing which could result in a disposition of all or a portion of QuantRx’s investment in FluoroPharma as part of a strategic transaction.

Consolidated Results of Operations

Total revenues for the three months ended March 31, 2010 and 2009 were $659,291 and $159,488, respectively. The increase in revenues of $499,803 is primarily due to $649,281 in related party revenues from the QND development agreement.

General and administrative expense for the three months ended March 31, 2010 and 2009 was $302,824 and $534,732, respectively. The decrease of $231,908 is due primarily to decreased personnel expenses.

Professional fees for the three months ended March 31, 2010 and 2009, were $249,551 and $49,027, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase of $200,524 is primarily due to increased legal and financial advisory consulting fees.

Research and development expense for the three months ended March 31, 2010 and 2009, was $604,346 and $157,812, respectively. The increase of $446,534 is primarily due to increased consulting, personnel and supply and material expenses related to the contract development agreement with QND.

The Company’s net loss for the three months ended March 31, 2010 and 2009 was $326,248 and $1,140,127, respectively. The decreased net loss of $813,879 is primarily due to the contract development agreement with QND, a $250,000 gain on disposition of common stock of our former subsidiary, and the absence of interest expense and amortization of debt discount following the July 2009 settlement of QuantRx’s short-term notes.

Liquidity and Capital Resources

As of March 31, 2010, QuantRx had cash and cash equivalents of $202,528, as compared to cash and cash equivalents of $376,211 as of December 31, 2009. The net decrease in cash of $173,683 for the three months ended March 31, 2010, is primarily attributable to net cash used for operating activities of $423,683 offset by $250,000 in proceeds from the sale of stock in our former subsidiary. QuantRx has used its financing proceeds as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

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

The Company has formed a strategic joint venture (See Note 3) to alleviate the funding requirements for the development and commercialization of its lateral flow based products; however, management believes that given the current economic environment and the continuing need to strengthen the Company’s cash position, there is still doubt about our ability to continue as a going concern. We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our remaining products and bring them to commercial markets. The Company is currently negotiating several potential transactions; however, there can be no assurance that we will be successful in our efforts to raise additional capital.

Management believes that the successful growth and operation of the Company’s business is dependent upon our ability to do any or all of the following:

•	finalize development of and commercialize products;

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund certain long-term business operations until commercialization becomes profitable;

•	manage or control working capital requirements by containing operating expenses; and

•	develop new relationships with product distributors and other points of distribution for the Company’s products;

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

ITEM 4.	Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2010.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of the date hereof, there are no material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 2.	Unregistered Sales of Equity Securities, and Use of Proceeds

As of the date hereof, there were no additional sales of unregistered securities other than as reported in prior reports on Forms 10-K, 10-Q or 8-K.

ITEM 3.         Defaults Upon Senior Securities

None.

ITEM 4.         Reserved

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

QuantRx Biomedical Corporation

Date: May 14, 2010	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO

Date: May 14, 2010	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance