Form 10-Q
period 2010-06-30
QUANTRX BIOMEDICAL CORP
filed 2010-08-06
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of shares outstanding of the issuer’s common stock as of August 6, 2010 was 44,427,630.

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

ITEM 1.	Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$128,101	$376,211
Accounts receivable	160,315	41,128
Accounts receivable – related party	380,652	31,500
Interest receivable – related party	55,689	47,689
Other receivable	63,000	-
Inventories	4,578	4,681
Prepaid expenses	31,328	128,228
Note receivable – related party	200,000	200,000
Total Current Assets	1,023,663	829,437

Investments	200,000	200,000
Investment in joint venture	-	63,601
Property and equipment, net	144,346	179,590
Intangible assets, net	50,936	59,780
Security deposits	11,093	11,093
Total Assets	$1,430,038	$1,343,501

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,001,613	$749,225
Accounts payable – related party	143,987	-
Accrued expenses	385,000	233,000
Deferred revenue	8,172	-
Deferred revenue – related party	-	337,160
Security deposits	2,000	2,000
Total Current Liabilities	1,540,772	1,321,385
Notes payable, long-term	44,000	44,000
Total Liabilities	1,584,772	1,365,385

Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; Series A-1 convertible preferred shares: 4,060,397 shares issued and outstanding	40,604	40,604
Common stock; $0.01 par value; 150,000,000 authorized; 44,427,630 shares issued and outstanding	444,276	444,276
Additional paid-in capital	47,787,597	47,756,355
Accumulated deficit	(48,427,211)	(48,263,119)
Total Stockholders’ Equity (Deficit)	(154,734)	(21,884)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,430,038	$1,343,501

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Revenues	$19,428	$172,415	$29,438	$331,902
Revenues – related party	621,612	-	1,270,893	-
Total Revenues	641,040	172,415	1,300,331	331,902

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	97	112	129	1,463
Sales, general and administrative	279,526	326,745	583,103	861,635
Professional fees	178,879	40,141	428,430	89,168
Research and development	529,087	126,465	1,133,433	284,277
Amortization	4,540	5,852	8,844	11,704
Depreciation	15,909	17,318	32,815	35,144
Total Costs and Operating Expenses	1,008,038	516,633	2,186,754	1,283,391

Loss from Operations	(366,998)	(344,218)	(886,423)	(951,489)

Other Income (Expense):
Interest and dividend income	5,127	6,086	11,387	29,219
Interest expense	(1,599)	(205,517)	(2,777)	(383,593)
Rental income	4,125	5,665	8,250	11,535
Amortization of debt discount to interest expense	-	(128,102)	-	(272,146)
Amortization of deferred finance costs to interest expense	-	-	-	(8,693)
Loss from deconsolidation of subsidiary	-	(43,286)	-	(43,286)
Loss from deconsolidated subsidiary	-	(41,533)	-	(272,579)
Loss from joint venture	-	-	(63,601)	-
Gain on sale of investments	501,250		751,250
Net gain on disposition of assets	20,251	-	17,822	-
Total Other Income (Expense), net	529,154	(406,687)	722,331	(939,543)

Income (Loss) Before Taxes	162,156	(750,905)	(164,092)	(1,891,032)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$162,156	$(750,905)	$(164,092)	$(1,891,032)

Basic and Diluted Net Loss per Common Share	$ nil	$(0.02)	$ nil	$(0.04)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	44,427,630	43,221,312	44,427,630	43,109,536

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,092)	$(1,891,032)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	41,659	46,848
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	-	280,839
Expenses related to employee stock based compensation	30,992	241,604
Expenses (remeasurement adjustment) related to options issued to non-employees	-	(1,667)
Expenses (remeasurement adjustment) related to common stock warrants issued for consulting	250	7,333
Non-cash incremental fair value of modified warrants issued for interest	-	6,250
Non-cash fair value of warrants issued for interest	-	72,075
Non-cash fair value of common stock issued for interest	-	78,000
Loss from deconsolidation of subsidiary	-	43,286
Loss from deconsolidated subsidiary	-	272,579
Loss from joint venture	63,601	-
Net gain on disposition of assets and investments	(769,072)	-
Issuance of convertible notes for accrued interest	-	175,895
Interest income settled in common stock of former subsidiary	-	(18,000)
(Increase) decrease in:
Accounts receivable	(468,339)	(61,048)
Interest receivable	(8,000)	(8,000)
Other receivable	(63,000)	-
Inventories	103	1,594
Prepaid expenses	96,900	18,711
Deposits	-	581
Security deposits	-	(426)
Increase (decrease) in:
Accounts payable	396,375	122,226
Accrued expenses	152,000	44,221
Deferred revenue	(328,988)	(27,777)

Net Cash Used by Operating Activities	(1,019,611)	(595,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of investment securities	751,250	-
Cash paid for asset acquisition deposit	-	(125,000)
Cash proceeds from sale of equipment	20,251	-
Cash advances to subsidiary prior to deconsolidation	-	(13,800)

Net Cash Provided (Used) by Investing Activities	771,501	(138,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	-	350,000
Proceeds from issuance of senior secured convertible notes	-	425,000
Proceeds from issuance of senior secured promissory notes	-	250,000
Repayment of short-term debt	-	(65,000)
Payments on loan payable used to finance equipment purchase	-	(5,731)

Net Cash Provided by Financing Activities	-	954,269

Net Increase (Decrease) in Cash and Cash Equivalents	(248,110)	219,561
Net Cash of Deconsolidated Subsidiary		(413)
Cash and Cash Equivalents, Beginning of Period	376,211	66,226

Cash and Cash Equivalents, End of Period	$128,101	$285,374

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$2,777	$16,510
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Fair value of common stock issued with convertible notes	$-	$85,803
Fair value of warrants issued with convertible notes	$-	$33,487
Fair value of beneficial conversion feature embedded in convertible notes	$-	$6,325
Fair value of common stock issued with promissory notes	$-	$28,488
Fair value of warrants issued with promissory notes	$-	$39,666
Increase in payables related to purchase of fixed assets	$-	$3,000
Exchange of promissory notes for senior secured convertible note	$-	$707,890
Elimination of deconsolidated subsidiary accounts:
Prepaid expenses	$-	$104,506
Property and equipment, net	$-	$274,404
Intangible assets, net	$-	$1,907,193
Deposits	$-	$3,565
Accounts payable	$-	$1,311,839
Accrued expenses	$-	$215,050
Additional paid-in-capital	$-	$479,129

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Description of Business and Basis of Presentation

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 100 South Main Street, Suite 300, Doylestown, Pennsylvania. QuantRx also has a research and development facility in Portland, Oregon.

QuantRx is a diagnostics company focused on the development and commercialization of innovative diagnostic products for the Point-of-Care (POC) markets based on its patented technology platforms for the worldwide healthcare industry. These platforms include: RapidSense® and Q-Reader™ point-of-care testing products based on QuantRx’s core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets and PAD technology for the consumer markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs. Additionally, the Company has made significant investments in a company developing Single Nucleotide Polymorphism (SNP) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets and in its formerly majority-owned subsidiary, FluoroPharma, Inc. (FluoroPharma), a company developing molecular imaging agents for Positron Emission Tomography (PET) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.

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

On July 30, 2009, QuantRx and NuRx Pharmaceuticals, Inc. jointly formed QN Diagnostics, LLC, a Delaware limited liability company, with each company owning 50% of the joint venture. The purpose of the joint venture is to develop and commercialize products incorporating our lateral flow strip technology and related lateral flow strip readers. See Note 3 and 14.

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

The Company formed a strategic joint venture (See Note 3) to fund the development and commercialization of its lateral flow based products; however, management believes that given the cash position of the joint venture and the current economic environment, there is still doubt about our ability to continue as a going concern. The Company has disposed of certain assets and investments to fund current operations. See Note 5. Additionally, the Company is pursuing other funding options, including equity offerings and debt financings; however, there can be no assurance that we will be successful in our efforts to raise additional capital or to raise funds through additional divestures.

Management believes that the successful growth and operation of the Company’s business is dependent upon our ability to do any or all of the following:

•	finalize development and commercialization of our products;

•	achieve synergy and financial stability within our joint venture to allow for commercialization of products and continued development of products in its pipeline;

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund certain long-term business operations until commercialization becomes profitable;

•	manage or reduce operating expenses, including potential consolidation of operations in Portland, Oregon; and

•	develop new relationships with product distributors and other points of distribution for the Company’s products;

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

2.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments

QuantRx follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. QuantRx uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for three and six months ended June 30, 2010 of $7,950 and $30,992, respectively and $14,125 and $241,604 for the three and six months ended June 30, 2009, respectively.

Black Scholes Option Pricing Model

The following assumptions were determined at the beginning of each year and have been utilized in all Black Scholes calculations for each year:

	2010	2009
Risk-free interest rate	2.43%	3.24%
Expected volatility	72%	70%
Dividend yield	0%	0%

Earnings per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as all common stock equivalents outstanding for the three months ended June 30, 2010 were deemed to be antidilutive; moreover, including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive for the six months ended June 30, 2010 and the three and six months ended June 30, 2009.

As of June 30, 2010, the Company had outstanding options exercisable for 2,795,500 shares of its common stock, warrants exercisable for 12,911,466 shares of its common stock, and preferred shares convertible into 8,120,794 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the three and six months ended June 30, 2010.

As of June 30, 2009, the Company had outstanding options exercisable for 2,280,500 shares of its common stock, warrants exercisable for 9,643,434 shares of its common stock, and debt securities convertible into 7,833,531 shares of its common stock.  The above options, warrants, and convertible debt securities were deemed to be antidilutive for the three and six months ended June 30, 2009.

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

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the three and six months ended June 30, 2009 to conform to the presentation of the financial statements for the three and six months ended June 30, 2010.

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

The joint venture is currently managed by a board consisting of two QuantRx designees and two NuRx designees. Subject to certain exceptions, board decisions are made by majority vote, provided that QuantRx and NuRx have veto rights with respect to certain matters. Since QuantRx does not have control of the joint venture, QuantRx accounts for the investment in QND utilizing the equity method of accounting.

Under the terms of the agreements, QND made a $2,000,000 cash distribution to QuantRx. QuantRx is committed to further capital contributions aggregating $1.55 million, comprised of: milestone payments to PRIA Diagnostics (see Note 4) in QuantRx common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions will be made by QuantRx and NuRx on an equal basis.

QuantRx and QND also entered into a one year Development and Services Agreement on July 30, 2009, pursuant to which QND pays a monthly fee to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products. The revenues recognized by QuantRx associated with the QND Development and Services Agreement in the three and six months ended June 30, 2010 were $621,612 and $1,270,893, and the expenses related to this agreement for the same periods were $621,612 and $1,270,893. Expenses are included in each appropriate expense category in the statement of operations. As of June 30, 2010 and December 31, 2009, deferred revenues related to the Development and Services Agreement with QND were $0 and $337,160, respectively. As of June 30, 2010 and December 31, 2009, accounts receivable from QND related to the Development and Services Agreement were $380,652 and $31,500, respectively.   See Note 14, Subsequent Events.

Summarized financial information of QND for the three and six months ended June 30, 2010, is estimated as follows: current assets: $280,000; noncurrent assets: $5,001,000; total assets: $5,281,000; current liabilities: $446,000; revenues and gross profit: $75,000 and $150,000; net loss: $671,000 and $1,383,000.  For the three and six months ended June 30, 2010, QuantRx recorded losses from QND under the equity method of $0 and $63,601, representing the Company’s 50% portion of QND’s net loss, limited to the remaining asset value on QuantRx’s balance sheet.  QuantRx is acting as an agent on behalf of QND in servicing a development agreement; QuantRx’s balance sheet reflects the outstanding receivable and offsetting payable to QND of $144,000 and $25,000 at June 30, 2010 and December 31, 2009, respectively. There were no other intercompany profits to eliminate.

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

In the three and six months ended June 30, 2010, QuantRx entered into Security Purchase Agreements with certain qualified institutional buyers and accredited investors in which QuantRx sold 668,333 and 1,001,666 shares of FluoroPharma, Inc. class A common stock at a price of $0.75 per share for aggregate proceeds of $501,250 and $751,250, resulting in gains on disposition of $501,250 and $751,250, respectively. As of June 30, 2010, $63,000 related to the agreements is reflected as an other receivable. See Note 14, Subsequent Events.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. As of June 30, 2010 and December 31, 2009, QuantRx owned approximately 27.98% and 39.81%, respectively, of the issued and outstanding capital stock of FluoroPharma. However, at June 30, 2010, due to FluoroPharma’s issuance of a separate class of common stock in 2009, QuantRx held 12.32% of the voting rights of FluoroPharma.

At June 30, 2010, FluoroPharma’s condensed financial information was estimated as follows: expenses and net losses for the three and six months ended June 30, 2010 were estimated at $150,000 and $305,000, respectively. QuantRx’s estimated allocation of the net loss of $48,000 and $107,000 for these periods was not recorded, in accordance with the equity method of accounting, since the remaining investment in FluoroPharma has a carrying value of $0.

6.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	June 30, 2010	December 31, 2009
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Website development	40,750	40,750
Less: accumulated amortization	(80,818)	(71,974)
Intangibles, net	$50,936	$59,780

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $4,540 and $8,844 for the three and six months ended June 30, 2010 and $5,852 and $11,704 for the three and six months ended June 30, 2009, respectively.  Impairment will be considered in accordance with the Company’s impairment policy which requires at least an annual analysis. No impairment was recognized as of June 30, 2010.

7.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	June 30, 2010	December 31, 2009
Prepaid expenses:
Prepaid consulting – related party	$-	$83,375
Prepaid insurance	22,008	22,960
Prepaid rent	5,309	16,533
Other	4,011	5,360
Prepaid expenses	$31,328	$128,228

Property and equipment:
Computers and office furniture, fixtures and equipment	$122,007	$124,877
Machinery and equipment	181,347	181,347
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(251,241)	(218,867)
Property and equipment, net	$144,346	$179,590

Accrued expenses:
Payroll and related	$327,000	$175,000
Professional fees	25,000	41,500
Other	33,000	16,500
Accrued expenses	$385,000	$233,000

8.	Deferred Revenue

On May 19, 2008, QuantRx and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of QuantRx. The agreement specified monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  QuantRx received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and was amortized into revenue over the expected development period of the agreement, estimated as 18 months. QuantRx recognized revenue related to this agreement of $33,335 and $66,670 in the three and six months ended June 30, 2009.  In the second quarter of 2010, CytoCore advanced an additional $20,000 toward an extension of this agreement in accordance with the original agreement. QuantRx recognized revenue of $11,828 in the second quarter of 2010 from this extension, with the remaining $8,172 recorded as deferred revenue at June 30, 2010.

9.	Short-term Notes Payable

In July 2009, QuantRx made full settlement with all holders of QuantRx convertible and promissory notes, and obtained the release of all security interests in QuantRx assets granted to those note holders.  In connection with the full settlement of these notes and the release of all liens in favor of such note holders, each note holder received either cash in an amount equal to the outstanding principal and accrued interest, shares of the newly created Series A-1 convertible preferred stock (see Note 10), or a combination of both. In the aggregate, $1,335,156 was paid and 4,060,397 shares of Series A-1 convertible preferred stock with a fair value of $4,060,397 were issued to the note holders to settle the outstanding $5,281,765 in convertible and promissory notes and $113,778 in related accrued interest.  In the three and six months ended June 30, 2009, $203,698 and $380,384 in interest expense, $128,102 and $272,146 in amortization of debt discount and $0 and $8,693 in amortization of deferred finance costs was recorded, respectively.

10.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A convertible preferred stock, $0.01 par value, and 10,000,000 are designated Series A-1 convertible preferred stock, $0.01 par value. The remaining 5,250,000 authorized preferred shares have not been designated by the Company. At June 30, 2010 and December 31, 2009, 4,060,397 shares of Series A-1 preferred stock were outstanding.

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

In the first six months of 2010, no common stock, or options or warrants to purchase common stock were issued or granted.

2007 Incentive and Non-Qualified Stock Option Plan

The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to QuantRx’s employee options was $7,950 and $30,992 for the three and six months ended June 30, 2010 and $14,125 and $87,704 for the three and six months ended June 30, 2009, respectively. Compensation cost related to QuantRx’s non-employee options was a reduction of $1,667 based on a remeasurement adjustment in the six months ended June 30, 2009.

12.	Related Party Transactions

In the fourth quarter of 2009, warrants to purchase 1,750,000 shares of common stock were granted in settlement of $195,000 in outstanding accounts payable and a financial advisory services contract with Burnham Hill Partners, of which a beneficial owner of more than 5% of QuantRx common stock is a managing member. The warrants have an exercise price of $0.55 and a term of five years. Of the $100,050 allocated to the financial advisory services contract, $33,350 and $83,375 was expensed as consulting expense in the three and six months ended June 30, 2010 and $0 and $83,375 was recorded as prepaid consulting as of June 30, 2010 and December 31, 2009, respectively.

13.	Commitments and Contingencies

QN Diagnostics and PRIA Diagnostics

QuantRx is committed to further capital contributions to QN Diagnostics aggregating $1.55 million, comprised of: payment of milestone payments with PRIA Diagnostics in QuantRx common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions will be made by QuantRx and NuRx on an equal basis. Should either party fail to make sustaining contributions as required, such party would be subject to a reduction in ownership interest and loss of a board seat. See Notes 3, 4 and 14.

Operating Leases

QuantRx leases office space and research and development lab space under operating leases that expire at various times through 2011.  Some of these leases include allocations for common expenses subject to future adjustment.  Rent expense related to operating leases was approximately $32,795 and $66,467 for the three and six months ended June 30, 2010 and $31,857 and $65,501 for the three and six months ended June 30, 2009, respectively. In connection with facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations for operating leases as of June 30, 2010 are estimated as follows:

Remainder of year ending December 31, 2010	$67,600
Year ending December 31, 2011	89,107
Total minimum payments	$156,707

In February 2007, the Company began subleasing research and development lab space under the noncancellable operating leases. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by QuantRx pursuant to the terms of the lease. Sublease income was $4,125 and $8,250 for the three and six months ended June 30, 2010, and $5,665 and $11,535 for the three and six months ended June 30, 2009, respectively, and is recorded in other income.

Executive Employment Contracts

We have entered into employment contracts with key executives that provide for the continuation of salary to the executives if terminated for reasons other than cause or in connection with a change in control of QuantRx, as defined in those agreements. At June 30, 2010, the future employment contract commitment for such key executives based on these termination clauses was approximately $636,000, or in the case of a change of control, $1,272,000. In addition, the agreement states that if QuantRx were to sell all of its shares of capital stock or assets, or perform a material acquisition of another entity, QuantRx will pay a completion bonus.

Legal Contingencies

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business.  It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.

14.	Subsequent Events

Limited Liability Company Agreement with NuRx Pharmaceuticals, Inc.

On July 20, 2010, QuantRx notified NuRx Pharmaceuticals, Inc., QuantRx’s partner in the QND joint venture, that NuRx was in material breach of the QND operating agreement, and had 60 days from the date of the notification to cure such breach. The notification is related to nonpayment of fees in accordance with the Development and Services Agreement between QuantRx and QND. Should the breach remain uncured, QuantRx reserved the right to terminate the QND operating agreement.

Merger Agreement

On January 29, 2010, QuantRx entered into an Agreement and Plan of Merger with NuRx and NP Acquisition Corporation, a wholly-owned subsidiary of QuantRx. The Merger Agreement provided that at closing, NP Acquisition Corp. would be merged with and into NuRx, with NuRx continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.

On July 20, 2010, QuantRx terminated the Merger Agreement pursuant to Section 7.02(b) thereof, which permits any party to the Merger Agreement to terminate the Merger Agreement if the merger contemplated thereby was not consummated on or before June 30, 2010.  QuantRx did not incur any termination penalties as a result of such termination.

Sale of FluoroPharma Stock

In the third quarter of 2010, QuantRx entered into Security Purchase Agreement with a qualified institutional buyer in which QuantRx sold 100,000 shares of FluoroPharma, Inc. class A common stock at a price of $0.75 per share for an aggregate amount of $75,000 resulting in a gain on disposition of $75,000. Subsequent to this sale, QuantRx held 26.8% (11.8% of the voting rights) of FluoroPharma’s issued and outstanding common stock.

Preferred Stock Dividend

On July 30, 2010, the Board of Directors of QuantRx declared a stock dividend on the Series A-1 convertible preferred stock. The certificate of designation provides for preferential dividends of 8% per annum, therefore the Company will issue 324,831 shares of Series A-1 convertible preferred stock.

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

The joint venture is currently managed by a board consisting of two QuantRx designees and two NuRx designees.  Subject to certain exceptions, board decisions are made by majority vote, provided that QuantRx and NuRx have veto rights with respect to certain matters. Since QuantRx does not have control of the joint venture, QuantRx accounts for the investment in QND utilizing the equity method of accounting.

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

QuantRx and QND also entered into a one year Development and Services Agreement on July 30, 2009, pursuant to which QND pays a monthly fee to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products. The revenues recognized by QuantRx associated with the QND Development and Services Agreement in the three and six months ended June 30, 2010 were $621,612 and $1,270,893, and the expenses related to this agreement for the same periods were $621,612 and $1,270,893. Expenses are included in each appropriate expense category in the statement of operations. As of June 30, 2010 and December 31, 2009, deferred revenues related to the Development and Services Agreement with QND were $0 and $337,160, respectively. As of June 30, 2010 and December 31, 2009, accounts receivable from QND related to the Development and Services Agreement were $380,652 and $31,500, respectively.

In the second quarter of 2010, QuantRx submitted an application for 510(k) clearance to the FDA for the Q-Reader™ thyroid testing system following the completion of clinical testing. This regulatory stage follows the completion of studies showing that the innovative Q-Reader thyroid testing system is capable of providing healthcare practitioners with laboratory level quantitative results within minutes, rather than waiting for results to be returned from a commercial laboratory. The 510(k) submission, together with the completion of a pre-production sample of the Q-Reader, satisfied the final two milestones contained in QND’s operating agreements.

On July 20, 2010, QuantRx notified NuRx Pharmaceuticals, Inc., QuantRx’s partner in the QND joint venture, that NuRx was in material breach of the QND operating agreement, and had 60 days from the date of the notification to cure such breach. The notification is related to nonpayment of fees in accordance with the Development and Services Agreement between QuantRx and QND. Should the breach remain uncured, QuantRx reserved the right to terminate the QND operating agreement.

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

At May 5, 2009, QuantRx’s remaining net basis of the investment in FluoroPharma, inclusive of receivables from FluoroPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($231,046 in the first quarter of 2009; $272,579 through deconsolidation) related to the consolidated results of FluoroPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then noncontrolling (formerly minority) interests as applicable. On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, QuantRx’s ownership of the outstanding capital stock of FluoroPharma was reduced to a noncontrolling interest of 45.55%. At deconsolidation the fair market value of QuantRx’s remaining noncontrolling interest in FluoroPharma was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in QuantRx writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286. QuantRx has reflected the results of its former subsidiary as a one-line item as of January 1, 2009. QuantRx’s allocation of FluoroPharma’s net loss for the period commencing May 5, 2009 through June 30, 2010, was not recorded ($420,000), since the remaining investment in FluoroPharma had a carrying value of $0 as of the deconsolidation of FluoroPharma at May 5, 2009.

In the three and six months ended June 30, 2010, QuantRx entered into Security Purchase Agreements with certain qualified institutional buyers and accredited investors in which QuantRx sold 668,333 and 1,001,666 shares of FluoroPharma, Inc. class A common stock at a price of $0.75 per share for aggregate proceeds of $501,250 and $751,250, resulting in gains on disposition of $501,250 and $751,250, respectively. As of June 30, 2010, $63,000 related to the agreements is reflected as an other receivable.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. As of June 30, 2010 and December 31, 2009, QuantRx owned approximately 27.98% and 39.81%, respectively, of the issued and outstanding capital stock of FluoroPharma. However, at June 30, 2010, due to FluoroPharma’s issuance of a separate class of common stock in 2009, QuantRx held 12.32% of the voting rights of FluoroPharma.

FluoroPharma is currently seeking financing which could result in a disposition of all or a portion of QuantRx’s investment in FluoroPharma as part of a strategic transaction.

Consolidated Results of Operations

Total revenues for the three months ended June 30, 2010 and 2009 were $641,040 and $172,415, respectively. Total revenues for the six months ended June 30, 2010 and 2009 were $1,300,331 and $331,902, respectively. The increase in revenues of $468,625 and $968,429 is primarily due to $621,612 and $1,270,893 in related party revenues from the Development and Services Agreement with QND.

Sales, general and administrative expense for the three months ended June 30, 2010 and 2009 was $279,526 and $326,745, respectively, and for the six months ended June 30, 2010 and 2009, was $583,103 and $861,635, respectively. The decrease of $47,219 and $278,532 is due primarily to decreased personnel expenses.

Professional fees for the three months ended June 30, 2010 and 2009, were $178,879 and $40,141, respectively, and for the six months ended June 30, 2010 and 2009, were $428,430 and $89,168, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase of $138,738 and $339,262 is primarily due to increased legal and financial advisory consulting fees.

Research and development expense for the three months ended June 30, 2010 and 2009, were $529,087 and $126,465, respectively, and for the six months ended June 30, 2010 and 2009, were $1,133,433 and $284,277, respectively. The increase of $402,622 and $849,156 is primarily due to increased consulting, personnel and supply and material expenses related to the Development and Services Agreement with QND.

The Company’s net income for the three months ended June 30, 2010 was $162,156 and net loss for the three months ended June 30, 2009 was $750,905. Net loss for the six months ended June 30, 2010 and 2009, was $164,092 and $1,891,032, respectively. The income for the quarter is primarily due to the contract development agreement with QND and a $501,250 gain on disposition of common stock of our former subsidiary.  The decreased loss for the six months is due to these factors along with the absence of interest expense and amortization of debt discount following the July 2009 settlement of QuantRx’s short-term notes.

Liquidity and Capital Resources

As of June 30, 2010, QuantRx had cash and cash equivalents of $128,101, as compared to cash and cash equivalents of $376,211 as of December 31, 2009. The net decrease in cash of $248,110 for the six months ended June 30, 2010, is primarily attributable to net cash used for operating activities of $1,019,611 offset by $688,250 in cash proceeds received in the six months ended June 30, 2010 related to the sale of stock in our former subsidiary. QuantRx has used its proceeds from dispositions as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

QuantRx has not generated sufficient revenues from operations to meet its operating expenses. For this reason, QuantRx has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, QuantRx has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

QuantRx formed a strategic joint venture (See Note 3 to the consolidated financial statements for more information) to fund the development and commercialization of its lateral flow based products; however, management believes that given the cash position of the joint venture and the current economic environment, there is still doubt about our ability to continue as a going concern. QuantRx has disposed of certain assets and investments to fund current operations. See Note 5 to the consolidated financial statements for more information. Additionally, QuantRx is pursuing other funding options, including equity offerings and debt financings; however, there can be no assurance that we will be successful in our efforts to raise additional capital or to raise funds through additional divestures.

Management believes that the successful growth and operation of QuantRx’s business is dependent upon our ability to do any or all of the following:

•	finalize development and commercialization of our products;

•	achieve synergy and financial stability within our joint venture to allow for commercialization of products and continued development of products in its pipeline

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund certain long-term business operations until commercialization becomes profitable;

•	manage or reduce operating expenses, including potential consolidation of operations in Portland, Oregon; and

•	develop new relationships with product distributors and other points of distribution for the Company’s products;

There can be no assurance that we will be successful in achieving our long-term plans as set forth above, or that such plans, if consummated, will enable us to obtain profitable operations or continue in the long-term as a going concern.

Off-Balance Sheet Arrangements

As described above, on July 30, 2009, QuantRx formed a joint venture with NuRx Pharmaceuticals, Inc., whereby, pursuant to the terms of the operating agreements, each member will be required to make sustaining capital contributions from time to time as the Board of the joint venture determines is necessary.  Should the Board of the joint venture determine that additional capital contributions are required, such sustaining capital contributions will be made by QuantRx and NuRx on an equal basis provided that QuantRx solely will be responsible for making a sustaining capital contribution with respect to the first $700,000 determined to be required by the Board of the joint venture.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2010.

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

QuantRx Biomedical Corporation

Date: August 6, 2010	By:	/s/ Walter Witoshkin
Walter Witoshkin
Chairman & CEO

Date: August 6, 2010	By:	/s/ Sasha Afanassiev
Sasha Afanassiev
CFO, Treasurer & VP of Finance