Form 10-Q
period 2010-09-30
QUANTRX BIOMEDICAL CORP
filed 2010-11-19
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

Commission File No. 0-17119

QUANTRX BIOMEDICAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0202574
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

5920 NE 112th Avenue, Portland, OR 97220
 (Address of Principal Executive Offices) (Zip Code)

(503) 252-9565
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

The number of shares outstanding of the issuer’s common stock as of November 19, 2010 was 44,427,630.

QUANTRX BIOMEDICAL CORPORATION

-i-

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

ITEM 1.	Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$49,607	$376,211
Accounts receivable	277,818	41,128
Accounts receivable – QN Diagnostics, LLC	414,719	31,500
Interest receivable – Genomics USA	59,689	47,689
Other receivable	38,000	-
Inventories	4,379	4,681
Prepaid expenses	38,937	128,228
Note receivable – Genomics USA	200,000	200,000
Total Current Assets	1,083,149	829,437

Investments	200,000	200,000
Investment in joint venture	-	63,601
Property and equipment, net	120,229	179,590
Intangible assets, net	48,870	59,780
Security deposits	11,093	11,093
Total Assets	$1,463,341	$1,343,501

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,056,465	$749,225
Accounts payable – QN Diagnostics, LLC	193,987	-
Accrued expenses	731,335	233,000
Deferred revenue	69,292	-
Deferred revenue – QN Diagnostics, LLC	-	337,160
Advances from shareholders	25,000	-
Security deposits	2,000	2,000
Total Current Liabilities	2,078,079	1,321,385
Notes payable, long-term	44,000	44,000
Total Liabilities	2,122,079	1,365,385

Commitments and Contingencies		-
Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; Series A-1 convertible preferred shares: 4,060,397 shares issued and outstanding	40,604	40,604
Common stock; $0.01 par value; 150,000,000 authorized; 44,427,630 shares issued and outstanding	444,276	444,276

Series A-1 dividend distributable	324,831	-
Additional paid-in capital	47,844,631	47,756,355
Accumulated deficit	(49,313,080)	(48,263,119)
Total Stockholders’ Equity (Deficit)	(658,738)	(21,884)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,463,341	$1,343,501

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Revenues	$30,941	$108,957	$60,379	$440,859
Revenues – QN Diagnostics, LLC	159,067	880,341	1,429,960	880,341
Total Revenues	190,008	989,298	1,490,339	1,321,200

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	135	26,274	264	27,737
Sales, general and administrative	472,614	840,348	1,055,717	1,701,982
Professional fees	12,556	222,480	553,986	311,649
Research and development	309,784	910,435	1,443,217	1,194,713
Amortization	2,066	5,450	10,910	17,153
Depreciation	14,823	17,049	47,638	52,194
Total Costs and Operating Expenses	924,978	2,022,036	3,111,732	3,305,428

Loss from Operations	(734,970)	(1,032,738)	(1,621,393)	(1,984,228)

Other Income (Expense):
Interest and dividend income	6,629	6,542	18,016	35,761
Interest expense	(1,653)	(79,839)	(4,430)	(463,431)
Rental income	2,750	5,138	11,000	16,673
Amortization of debt discount to interest expense	-	(89,520)	-	(361,666)
Amortization of deferred finance costs to interest expense	-	-	-	(8,693)
Loss from deconsolidation of subsidiary	-	-	-	(43,286)
Loss from deconsolidated subsidiary	-	-	(63,601)	(272,579)
Loss from equity method investment	-	(427,531)	-	(427,531)
Loss on extinguishment of debt	-	-	-	-
Gain on sale of investments	195,251	-	946,501
Net gain (loss) on disposition of assets	(29,045)	1,363,640	(11,223)	1,363,640
Total Other Income (Expense), net	173,932	778,430	896,263	(161,112

Income (Loss) Before Taxes	(561,038)	(254,308)	(725,130)	(2,145,340)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	(561,038)	(254,308)	(725,130)	(2,145,340)

Preferred Stock Dividend	(324,831)	-	(324,831)	-

Net Loss Available to Common Sharesholders	$(885,869)	$(254,308)	$(1,049,961)	$(2,145,340)

Basic and Diluted Net Loss per Common Share	$(0.02)	$(0.01)	$(0.02)	$(0.05)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	44,427,630	44,054,152	44,427,630	43,427,869

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(725,130)	$(2,145,340)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	58,548	69,347
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	-	370,359
Expenses related to employee stock based compensation	38,943	531,354
Expenses (re-measurement adjustment) related to options issued to non-employees	-	5,666
Expenses (re-measurement adjustment) related to common stock warrants issued for consulting	250	-
Non-cash incremental fair value of modified warrants issued for interest	-	6,250
Non-cash fair value of warrants issued for interest	-	72,075
Non-cash fair value of common stock issued for interest	-	78,000
Non-cash fair value of warrant issued for compensation	49,083	-
Loss from deconsolidation of subsidiary	-	43,286
Loss from deconsolidated subsidiary	-	272,579
Loss from joint venture	63,601	427,531
Net gain on disposition of assets and investments	(759,778)	(1,363,640)
Issuance of convertible notes for accrued interest	-	175,895
Issuance of preferred stock for accrued interest	-	60,823
Interest income settled in common stock of former subsidiary	-	(18,000)
(Increase) decrease in:
Accounts receivable	(619,909)	(173,443)
Interest receivable	(12,000)	(12,000)
Other receivable	(38,000)	-
Inventories	302	35,360
Prepaid expenses	89,291	42,832
Deposits	-	581
Security deposits	-	(426)
Increase (decrease) in:
Accounts payable	501,227	121,067
Accrued expenses	498,335	258,457
Deferred revenue	(267,868)	200,000

Net Cash Used by Operating Activities	(1,123,105)	(941,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of investment securities	751,250	-
Cash paid for asset acquisition deposit	-	-
Cash proceeds from sale of equipment	20,251	-
Cash advances to subsidiary prior to deconsolidation	-	(13,800)
Cash paid for purchases of fixed assets	-	(27,870)
Cash paid for intangible assets	-	(250,000)

Net Cash Provided (Used) by Investing Activities	771,501	(291,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	25,000	430,000
Proceeds from issuance of senior secured convertible notes	-	425,000
Proceeds from issuance of senior secured promissory notes	-	250,000
Repayment of short-term debt	-	(1,347,199)
Distribution from joint venture	-	2,000,000
Payments on loan payable used to finance equipment purchase	-	(5,731)
Payment of payables related to asset acquisition deposit	-	(25,000)
Payment of payables related to fixed asset purchases	-	(8,803)

Net Cash Provided by Financing Activities	25,000	1,718,267

Net Increase (Decrease) in Cash and Cash Equivalents	(326,604)	485,210
Net Cash of Deconsolidated Subsidiary		(413)
Cash and Cash Equivalents, Beginning of Period	376,211	66,226

Cash and Cash Equivalents, End of Period	$49,607	$551,023

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$4,430	$70,193
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Fair value of common stock issued with convertible notes	$-	$85,803
Fair value of warrants issued with convertible notes	-	33,487
Fair value of beneficial conversion feature embedded in convertible notes	-	6,325
Fair value of common stock issued with promissory notes	-	51,848
Fair value of warrants issued with promissory notes	-	39,666
Fair value of warrants issued in conjunction with joint venture formation		1,000,000
Fair value of warrants issued as compensation	49,083	-
Issuance of preferred stock to settle short-term debt	-	3,999,565
Increase in payables related to purchase of fixed assets	-	-
Exchange of promissory notes for senior secured convertible note	-	707,890
Elimination of deconsolidated subsidiary accounts:	-
Prepaid expenses	-	104,506
Property and equipment, net	-	274,404
Intangible assets, net	-	1,907,193
Deposits	-	3,565
Accounts payable	-	1,311,839
Accrued expenses	-	215,050
Additional paid-in-capital	-	479,129

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business and Basis of Presentation

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 5920 NE 112th Avenue, Portland, Oregon.  When used in this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Corporation, a Nevada corporation.

The Company is a diagnostics company focused on the development and commercialization of innovative diagnostic products for both the human and veterinary laboratory and Point-of-Care (“POC”) markets based on its patented technology platforms for the worldwide healthcare industry. These platforms include: RapidSense® and Q-Reader™ POC testing products, which are currently being developed through QN Diagnostics, LLC, a Delaware limited liability company (“QND”) jointly owned by the Company and NuRx Pharmaceuticals, Inc. (“NuRx”).  These products are based on the Company’s core intellectual property related to lateral flow technology.  Additionally, the Company’s PAD technology is intended for uses in the consumer markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, and other medical needs.  The Company is currently exploring the PAD technology’s potential diagnostic uses as well.

Since July 2009, the Company has been focused on, among other development initiatives, the development of its POC lateral flow diagnostics products through QND.  QND was formed to develop and commercialize products incorporating the Company’s lateral flow strip technology and related lateral flow strip readers. The Company and NuRx are currently involved in a dispute regarding the achievement of certain milestones, the requirement to make certain sustaining capital contributions, as well as certain governance matters related to QND.  See Notes 3 and 10.

During the quarter ended September 30, 2010, the Company also had minority investments in Genomics USA (“GUSA”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets, and FluoraPharma, Inc. (“FluoraPharma”), which is developing molecular imaging agents for Positron Emission Tomography (“PET”) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.   FlouraPharma is formerly a majority-owned subsidiary of the Company, and, as a result of certain transactions described below, was 11.8% owned by the Company as of September 30, 2010.  Subsequent to September 30, 2010, the Company divested substantially all of its equity interest in FluoraPharma.  See Note 11.

The Company is currently evaluating GUSA and its remaining interest in FlouraPharma with the objective of extracting the value of such investments for the benefit of the Company and its shareholders.

The Company’s strategy is to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products through corporate partners and distributors, and Internet sales; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GUSA.

The interim consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods reported.  The interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These interim financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010.

1.	Management Statement Regarding Going Concern

The Company has not generated sufficient revenues from operations or its investment in IP to meet its operating expenses. The Company has therefore historically financed its operations primarily through issuances of equity and debt securities, and, during the quarters ended June 30 and September 30, 2010, through the sale of certain equity interests in FluoraPharma.  In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

While equity and debt financing has historically provided for the Company’s working capital needs, including capital necessary to fund the development and commercialization of the Company’s lateral flow based products, no assurances can be given that such financing will continue to be available to the Company in the future.   The Company has also actively reduced operating expenses, has recently consolidated its operations in Portland, Oregon, and intends to restructure certain of its liabilities in order to continue as a going concern.  In the event the Company is unable to secure additional financing, or is otherwise unsuccessful in restructuring certain of its liabilities, the Company will be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense of $7,950 and $289,750, for the three months ended September 30, 2010 and 2009, respectively, and $38,941 and $531,354 for the nine months ended September 30, 2010 and 2009, respectively.

Black Scholes Option Pricing Model

The following assumptions were determined at the beginning of each year and have been utilized in all Black Scholes calculations for each year:

	2010	2009
Risk-free interest rate	2.43%	3.24%
Expected volatility	72%	70%
Dividend yield	0%	0%

Earnings per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as all common stock equivalents outstanding for the three months ended September 30, 2010 were deemed to be anti-dilutive.  Moreover, including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive for the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009.

As of September 30, 2010, the Company had outstanding options exercisable for 2,470,500 shares of its common stock, warrants exercisable for 13,286,466 shares of its common stock, and preferred shares convertible into 8,120,794 shares of its common stock. The above options, warrants, and preferred shares were deemed to be anti-dilutive for the three and nine months ended September 30, 2010.

As of September 30, 2009, the Company had outstanding options exercisable for 2,780,500 shares of its common stock, warrants exercisable for 14,193,434 shares of its common stock, and debt securities convertible into 8,120,794 shares of its common stock.  The above options, warrants, and convertible debt securities were deemed to be anti-dilutive for the three and nine months ended September 30, 2009.

Fair Value

The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. We have not elected the fair value option for any of our assets or liabilities.

Non-Controlling Interest

In January 2009, we adopted an amendment to ASC Topic 810 “Consolidation”, which required us to make certain changes to the presentation of our financial statements. This amendment requires non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. The statement requires that the non-controlling interest continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance; if this would result in a material change to consolidated net income, pro forma financial information is required. As of January 1, 2009, the Company presented its financial statements in accordance with this statement. However, on May 5, 2009, the Company and FluoraPharma reorganized their relationship by terminating their investment and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FluoraPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoraPharma by third parties, the Company agreed to convert all outstanding receivables from FluoraPharma into common stock of FluoraPharma. As a result of these transactions and the third party investment, the Company’s ownership interest in FluoraPharma's issued and outstanding capital stock was reduced to a non-controlling interest, which resulted in deconsolidation and a loss at deconsolidation in accordance with ASC 810.  See Note 4 for additional details.

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

3.	Investment in QN Diagnostics, LLC

On July 30, 2009, the Company and NuRx jointly formed QND, a Delaware limited liability company. The Company contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology, including the Thyroid Stimulating Hormone Test System, which includes the Company’s Q-Reader™ POC testing product.  The fair market value of the contributed assets is approximately $5,450,000, and NuRx contributed $5,000,000 in cash to QND.  NuRx and the Company each own a 50% interest in QND.  The purpose of QND is to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

QND is currently managed by a board consisting of two Company designees and two NuRx designees. Subject to certain exceptions, board decisions are made by majority vote, provided that the Company and NuRx have veto rights with respect to certain matters. Since the Company does not have control of QND, the Company accounts for the investment in QND utilizing the equity method of accounting.

Under the terms of certain agreements related to QND, QND made a $2.0 million cash distribution to the Company.  The Company is committed to further capital contributions to QND aggregating $1.55 million, consisting of: milestone payments to PRIA Diagnostics, LLC (“PRIA”) in Company common stock with a fair value of $750,000, the transfer of certain fixed assets with a fair value of $100,000 at QND’s discretion,  and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions are required to be made by the Company and NuRx on an equal basis.

The Company and QND also entered into a one year Development and Services Agreement on July 30, 2009 (“Development Agreement”), pursuant to which QND pays a monthly fee to the Company in exchange for the Company providing all services related to the development, regulatory approval and commercialization of lateral flow products, including the Company’s Thyroid Stimulating Hormone Test System.  In the three months ended September 30, 2010, the revenues recognized by the Company associated with the Development Agreement were $159,067, and the expenses related thereto for the same period were $345,343. In the nine months ended September 30, 2010, the revenues recognized by the Company associated with the Development Agreement were $1,429,960, and the expenses related thereto for the same period were $1,615,887. Expenses are included in each appropriate expense category in the Company’s statement of operations. As of September 30, 2010 and December 31, 2009, deferred revenues related to the Development Agreement were $0 and $337,160, respectively. As of September 30, 2010 and December 31, 2009, accounts receivable from QND related to the Development Agreement were $414,719 and $31,500, respectively.

As part of the agreements with QND, the Company agreed to pay to QND amounts it received pursuant to its Development Agreement with ALT Bioscience, LLC to perform certain development services.  As of September 30, 2010, ALT owed the Company $200,026, and the Company owed QND $193,987, with respect to services performed by the Company pursuant to the ALT Agreement.

On July 20, 2010, the Company notified NuRx that NuRx was in material breach of the Development Agreement, and had 60 days from the date of the notification to cure such breach. The notification is related to nonpayment of fees in accordance with the Development Agreement. Should the breach remain uncured, the Company reserved the right to terminate the Development Agreement.  On August 24, 2010, NuRx filed suit naming as a defendant Dr. William Fleming, a member of the Company’s board of directors.   On August 26, 2010, NuRx delivered to the Company a letter in which NuRx attempted to cure its breach.  On October 20, 2010, on its own motion to intervene, the Company was added as a defendant.  The suit, more fully discussed in Note 10, is based on allegations that QND is deadlocked over the Company’s rejection of a required capital contribution, and NuRx’s allegation that the Company has not met a “milestone” requirement in the Development Agreement that would give NuRx the right to have a Company appointed board member removed and replaced with a member designated by NuRx.  The suit is currently stayed by mutual agreement of the parties to allow the parties to explore an amicable resolution of the proceedings.

In connection with the Company’s application before the U.S. Food and Drug Administration (“FDA”) to approve the Company’s Thyroid Stimulating Hormone Test System, which includes the Company’s Q-Reader™ POC testing product, the FDA has requested additional information, and the Company has until December 21, 2010 to respond.  The Company is currently evaluating whether and how to respond to the FDA’s request.

4.	Investments

FluoraPharma, Inc.

On May 5, 2009, the Company and FluoraPharma reorganized their relationship by terminating their investment and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FluoraPharma to close an equity financing with third party investors. Contemporaneously, the Company agreed to convert all outstanding receivables from FluoraPharma, consisting of previously issued notes and related accrued interest and advances in the aggregate amount of $1,568,567, into 1,148,275 shares of common stock of FluoraPharma. As a result of these transactions and the third party investment, the Company’s ownership interest in FluoraPharma’s issued and outstanding capital stock was reduced to a non-controlling interest.

At May 5, 2009, the Company’s remaining net basis in its investment in FluoraPharma, inclusive of receivables from FluoraPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($231,046 in the first quarter of 2009) related to the consolidated results of FluoraPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then non-controlling interests as applicable. On May 5, 2009, subsequent to the execution of the above described transactions which led to the deconsolidation of FluoraPharma, the Company’s ownership of the outstanding capital stock of FluoraPharma was reduced to a non-controlling interest. At deconsolidation the fair market value of the Company’s remaining non-controlling interest in FluoraPharma was $842,876, based on the third party investment; however, FluoraPharma had a deficit equity balance, which resulted in the Company writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286 in accordance with ASC Topic 810.

During the quarter ended September 30, 2010, the Company entered into agreements with certain investors pursuant to which the Company sold 233,333 shares of common stock of FluoraPharma’s at a price of $0.75 per share, resulting in aggregate proceeds of $175,000.  As a result, the Company recorded a gain on disposition of $175,000.  In the nine months ended September 30, 2010, the Company sold 1,234,500 shares for aggregate proceeds of $926,250, resulting in gains on disposition of $926,250. As of September 30, 2010, $38,000 related to the agreements is reflected as “other receivable.” See Note 11.

Effective May 5, 2009, our financial statements reflect our investment in FluoraPharma under the equity method of accounting. As of September 30, 2010 and December 31, 2009, the Company owned approximately 26.8% and 39.81%, respectively, of the issued and outstanding capital stock of FluoraPharma. However, at September 30, 2010, due to FluoraPharma’s issuance of a separate class of common stock in 2009, the Company held 11.8% of the voting stock of FluoraPharma.  Subsequent to September 30, 2010, the Company divested substantially all of its equity interest in FluoraPharma.  See Note 11.

Genomics USA, Inc.

The Company currently owns approximately 10% of the equity of GUSA, as well as a note convertible into an additional 10% equity interest on a fully diluted basis.  As of September 30, 2010 and December 31, 2009, interest receivable with respect to the note was $59,689 and $47,689, respectively.

Merger Agreement

On January 29, 2010, the Company entered into an Agreement and Plan of Merger with NuRx and NP Acquisition Corporation, a wholly-owned subsidiary of the Company. The Merger Agreement provided that at closing, NP Acquisition Corporation would be merged with and into NuRx, with NuRx continuing as the surviving corporation and a wholly-owned subsidiary of the Company.

On July 20, 2010, the Company terminated the Merger Agreement pursuant to Section 7.02(b) thereof, which permits any party to the Merger Agreement to terminate the Merger Agreement if the merger contemplated thereby was not consummated on or before June 30, 2010.  The Company did not incur any termination penalties as a result of such termination.

5.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2010	December 31, 2009
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Website development	40,750	40,750
Less: accumulated amortization	(82,884)	(71,974)
Intangibles, net	$48,870	$59,780

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $2,066 and $5,450 for the three months ended September 30, 2010 and 2009, respectively.  Amortization expense totaled $10,910 and $17,153 for the nine months ended September 30, 2010 and 2009, respectively.  Impairment will be considered in accordance with the Company’s impairment policy which requires at least an annual analysis. No impairment was recognized as of September 30, 2010.

6.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	September 30, 2010	December 31, 2009
Prepaid expenses:
Prepaid consulting	$-	$83,375
Prepaid insurance	27,962	22,960
Prepaid rent	-	16,533
Other	10,975	5,360
Prepaid expenses	$38,937	$128,228

Property and equipment:
Computers and office furniture, fixtures and equipment	$89,014	$124,877
Machinery and equipment	173,295	181,347
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(234,313)	(218,867)
Property and equipment, net	$120,229	$179,590

Accrued expenses:
Payroll and related	$644,168	$175,000
Professional fees	87,167	41,500
Other	-	16,500
Accrued expenses	$731,335	$233,000

7.	Deferred Revenue

On May 19, 2008, the Company and CytoCore, Inc. (“CytoCore”) entered into a worldwide distribution and supply agreement for specified PAD technology of the Company. The agreement specified monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  The Company received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and was amortized into revenue over the expected development period of the agreement, estimated as 18 months. In the quarter ended June 30, 2010, CytoCore advanced an additional $20,000 toward an extension of this agreement in accordance with the original agreement. The Company recognized revenue of $25,000 and $33,335 in the three months ended September 30, 2010 and 2009, respectively, and $36,828 and $100,004 in the nine months ended September 30, 2010 and 2009, respectively, related to this agreement.

8.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 9,750,000 are designated Series A Preferred and 10,000,000 are designated Series A-1 Convertible Preferred Stock, $0.01 par value (“Series A-1 Preferred”).   At September 30, 2010 and December 31, 2009, 4,060,397 shares of Series A-1 Preferred were issued and outstanding.

In the quarter ended September 30, 2009, the Company issued 4,060,397 shares of Series A-1 Preferred to certain holders of the Company’s promissory notes in exchange for the cancellation of their respective notes and the releases of any security interests.

On July 30, 2010, the Board of Directors of the Company declared a stock dividend on the Series A-1 Preferred. The certificate of designation with respect to the Series A-1 Preferred provides for the payment of dividends on the Series A-1 Preferred at a rate of 8% per annum.  The Company is therefore obligated to issue 324,831 shares of Series A-1 Preferred in connection with the required dividend payment.

On November 19, the Company filed a Certificate of Withdrawal of the Certificates of Designation establishing the Series A Preferred and the Series A-1 Preferred, and a Certificate of Designation designating 20,500,000 shares of its preferred stock as Series B Convertible Preferred Stock, $0.01 par value (“Series B Preferred”). The Series B Preferred has no voting rights other than as a class as related to the ownership of Series B Preferred.  See Note 11.

9.	Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value. In December 2009, the shareholders of the Company approved an increase in the number of authorized common stock from 75,000,000 to 150,000,000 shares. The increase took effect in January 2010.

In the first nine months of 2010, no common stock, or options to purchase common stock were issued or granted.  In August 2010, warrants to purchase 675,000 shares of the Company’s common stock were issued to a former executive in connection with his separation agreement. The warrants were issued in exchange for the cancellation of 375,000 outstanding stock options and 300,000 warrants.

2007 Incentive and Non-Qualified Stock Option Plan

The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to the Company’s employee options was $7,949 and $38,941 for the three and nine months ended September 30, 2010, and $136,000 and $223,704 for the three and nine months ended September 30, 2009, respectively.

10.	Commitments and Contingencies

QN Diagnostics and PRIA Diagnostics

The Company is committed to further capital contributions to QND aggregating $1.55 million, consisting of: (i) payment of milestone payments with PRIA Diagnostics in Company common stock (fair value of $750,000); (ii) transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and (iii)  a $700,000 sustaining capital contribution as required by QND.  Subsequent sustaining capital contributions will be made by the Company and NuRx on an equal basis. Should either party fail to make sustaining contributions as required, such party would be subject to a reduction in ownership interest and loss of a board seat. See Notes 3, 4 and 11.

Operating Leases

The Company leases office space and research and development lab space under operating leases that expire at various times through 2011.  Some of these leases include allocations for common expenses subject to future adjustment.  Rent expense related to operating leases was approximately $28,980 and $33,602 for the three months ended September 30, 2010 ad 2009, respectively.  Rent expense related to operating leases was approximately $95,447 and $99,103 for the nine months ended September 30, 2010 and 2009, respectively. In connection with facility leases, the Company has made security deposits totaling $10,310, which are included in long-term assets in the balance sheet. Future minimum lease obligations for operating leases as of September 30, 2010 are estimated as follows:

Remainder of year ending December 31, 2010	$38,580
Year ending December 31, 2011	57,600
Total minimum payments	$96,180

In February 2007, the Company began subleasing research and development lab space under the non-cancellable operating leases. The sublease can be terminated upon ninety days notice by either party, and a $2,000 security deposit is being held by the Company pursuant to the terms of the lease. Sublease income was $2,750 and $5,138 for the three months ended September 30, 2010 and 2009, respectively.  Sublease income was $11,000 and $16,673 for the nine months ended September 30, 2010 and 2009, respectively.  Sublease income is recorded in other income.

Executive Employment Agreements

We have entered into employment agreements with key executives that provide for the continuation of salary to the executives if terminated for reasons other than cause or in connection with a change in control of the Company, as defined in those agreements.   In August, 2010, two key executives terminated their relationship with the Company, resulting in the accrual of $180,000 in liabilities at September 30, 2010.  The Company is currently evaluating its obligations under certain employment agreements to determine whether to adjust its accruals for termination-related expenses.

 Litigation Contingencies

On August 24, 2010, NuRx filed an expedited action in the Delaware Court of Chancery relating to the QND, naming as a defendant one of the Company’s board members, Dr. William Fleming.  On October 20, 2010, on its own motion to intervene, the Company was added as a defendant.  The action is captioned NuRx v. Fleming/QuantRx and QN Diagnostics (nominally), C.A. No. 5755 (Del. Chancery Ct.).  NuRx seeks declaratory and injunctive relief based on the following:  (i) the alleged necessity of additional capital contributions; (ii) the Company’s appointee to the board of QND rejected the capital call, resulting in a deadlock; and (iii) the allegation that Company has not met a “milestone” payment required by the Development Agreement, which would give NuRx the right to have a Company appointed board member removed and replaced with a member designated by NuRx.  The Company and Dr. Fleming maintain that the capital contribution was agreed to subject to the Company receiving credit toward the contribution for hundreds of thousands of dollars worth of services that have not been paid for by QND, and that all milestones have been met.  The Company seeks declaration of its right to maintain its share of seats on QND’s management board.  The action is currently stayed by mutual agreement of the parties to allow the parties to explore an amicable resolution of the proceedings.

11.	Subsequent Events

Sale of FluoraPharma

During October 2010, the Company entered into certain agreements with certain investors, pursuant to which the Company exchanged substantially all of its equity interest in FluoraPharma and shares of newly created Series B Preferred with a stated value of approximately $177,000, for and in consideration for cash aggregating $812,079, and the termination of certain shares of Series A-1 Preferred with a stated value of approximately $4.45 million ("the Exchange").   Contemporaneously with the consummation of the Exchange, on November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred and the Series A-1 Preferred with the Nevada Secretary of State, as no shares or such preferred stock were issued and outstanding following the Exchange.

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

Overview

QuantRx Biomedical Corporation was incorporated on December 5, 1986 in the State of Nevada. The Company’s principal business office is located at 5920 NE 112th Avenue, Portland, Oregon.

The Company is a broad-based diagnostics company focused on the development and commercialization of innovative point-of-care diagnostic products for both the human and veterinary laboratory and POC markets based on its patented technology platforms for the worldwide healthcare industry. The Company’s overall growth strategy is to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize products through corporate partners and distributors, and Internet sales; and (iii) contract manufacturing to third parties while maintaining control over the manufacturing process.

QN Diagnostics

On July 30, 2009, the Company and NuRx Pharmaceuticals, Inc. (“NuRx”) entered into agreements to form QN Diagnostics, LLC (“QND”), a Delaware limited liability company. Pursuant to the agreements, the Company contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology with a fair value of $5.45 million, and NuRx contributed $5.0 million in cash to QND.  Following the respective contributions by NuRx and the Company to QND, NuRx and the Company each own a 50% interest in QND.  The purpose of the joint venture is to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

QND is currently managed by a board consisting of two Company designees and two NuRx designees.  Subject to certain exceptions, board decisions are made by majority vote, provided that the Company and NuRx have veto rights with respect to certain matters. Since the Company does not have control of QND, the Company accounts for the investment in QND utilizing the equity method of accounting.

Under the terms of the agreements, QND made a $2.0 million cash distribution to the Company. The Company is committed to further capital contributions aggregating $1.55 million, comprised of: payment of milestone payments with PRIA Diagnostics (see Note 4 of the financial statements) in Company common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions will be made by the Company and NuRx on an equal basis.

The Company and QND also entered into a one year Development and Services Agreement on July 30, 2009 (“Development Agreement”), pursuant to which QND pays a monthly fee to the Company in exchange for the Company providing all services related to the development, regulatory approval and commercialization of lateral flow products. The revenues recognized by the Company associated with the Development Agreement in the three months ended September 30, 2010 and 2009 were $159,069 and $880,341, respectively.  The expenses related thereto for the three months ended September 30, 2010 and 2009 were $345,343 and $880,341, respectively.  The revenues for the nine months ended September 30, 2010 and 2009 were $1,429,960 and $880,341, respectively.  The expenses related thereto for the nine months ended September 30, 2010 and 2009 were $1,615,887 and $880,341, respectively. Expenses are included in each appropriate expense category in the statement of operations. As of September 30, 2010 and December 31, 2009, deferred revenues related to the Development Agreement were $0 and $337,160, respectively. As of September 30, 2010 and December 31, 2009, accounts receivable from QND related thereto were $414,719 and $31,500, respectively.

On July 20, 2010, the Company notified NuRx that NuRx was in material breach of the Development Agreement, and had 60 days from the date of the notification to cure such breach. The notification is related to nonpayment of fees in accordance with the Development Agreement between the Company and QND. Should the breach remain uncured, the Company reserved the right to terminate the Development Agreement.

On August 24, 2010, NuRx filed suit naming as a defendant Dr. William Fleming, a member of the Company’s board of Directors.  On October 20, 2010, on its own motion to intervene, the Company was added as a defendant.  The suit, more fully discussed in Note 10, is based on allegations that QND is deadlocked over the Company’s rejection of a required capital call, and NuRx’s allegation that the Company has not met a “milestone” requirement in the Development Agreement, that would give NuRx the right to have a Company appointed board member removed and replaced with a member appointed by NuRx.  The suit is currently stayed by mutual agreement of the parties to allow the parties to explore an amicable resolution of the proceedings.

During the quarter ended June 30, 2010, the Company submitted an application for 510(k) clearance to the FDA for the Q-Reader™ thyroid testing system following the completion of clinical testing. This regulatory stage follows the completion of studies showing that the innovative Q-Reader thyroid testing system is capable of providing healthcare practitioners with laboratory level quantitative results within minutes, rather than waiting for results to be returned from a commercial laboratory. The 510(k) submission, together with the completion of a pre-production sample of the Q-Reader, satisfied the final two milestones contained in QND’s operating agreements.  Subsequently, the FDA indicated that it could not determine whether the Company’s submission was substantially equivalent to a legally marketed device based solely on the information provided to it by the Company, and has requested certain additional information by December 20, 2010.  Based on this feedback and the Company's current financial resources, management believes it is advisable to introduce the Q-Reader thyroid testing system into the veterinary market.  The Company intends to coordinate with NuRx in pursuing the veterinary market, which does not require FDA clearance.  Further, the Company has determined that responding to the FDA by the December 20th response date is currently not feasible and the initial filing with the FDA will be deemed withdrawn at that time.  If the Company, in consultation with NuRx, determines that it is in the best interests of the Company and QND, the Company may elect to re-file the application with the FDA during 2011 with the additional requested information.

FluoraPharma

On May 5, 2009, the Company and FluoraPharma reorganized their relationship by terminating their investment agreement and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FluoraPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoraPharma, the Company agreed to convert all outstanding receivables from FluoraPharma, consisting of previously issued notes and related accrued interest and advances in the aggregate amount of $1,568,567, into 1,148,275 shares of common stock of FluoraPharma. As a result of these transactions and the third party investment, the Company’s ownership interest in FluoraPharma’s issued and outstanding capital stock was reduced to a non-controlling interest, which resulted in the deconsolidation of FluoraPharma as a subsidiary of the Company. Subsequent to the termination of the agreements between the Company and FluoraPharma, the Company has no continuing obligations or commitments to FluoraPharma.

At May 5, 2009, the Company’s remaining net basis of the investment in FluoraPharma, inclusive of receivables from FluoraPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($231,046 in the first quarter of 2009; $272,579 through deconsolidation) related to the consolidated results of FluoraPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then non-controlling interests as applicable. On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoraPharma, the Company’s ownership of the outstanding capital stock of FluoraPharma was reduced to a non-controlling interest of 45.55%. At deconsolidation the fair market value of the Company’s remaining non-controlling interest in FluoraPharma was $842,876, based on the third party investment; however, FluoraPharma had a deficit equity balance, which resulted in the Company writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286. The Company has reflected the results of its former subsidiary as a single line item as of January 1, 2009. The Company’s allocation of FluoraPharma’s net loss for the period commencing May 5, 2009 through June 30, 2010, was not recorded ($420,000), since the remaining investment in FluoraPharma had a carrying value of $0 as of the deconsolidation of FluoraPharma at May 5, 2009.

During the quarter ended September 30, 2010, the Company entered into certain agreements with certain investors pursuant to which the Company sold 233,333 shares of common stock of FluoraPharma to such investors at a price of $0.75 per share, resulting in aggregate proceeds of $175,000.  As a result, the Company recorded a gain on disposition of $175,000.  In the nine months ended September 30, 2010, the Company sold 1,234,500 shares for aggregate proceeds of $926,250, resulting in gains on disposition of $926,250.   As of September 30, 2010, $38,000 related to the agreements is reflected as “other receivable.”

Effective May 5, 2009, our financial statements reflect our investment in FluoraPharma under the equity method of accounting. As of September 30, 2010 and December 31, 2009, the Company owned approximately 26.8% and 39.81%, respectively, of the issued and outstanding capital stock of FluoraPharma. However, at September 30, 2010, due to FluoraPharma’s issuance of a separate class of common stock in 2009, the Company held 11.8% of the voting stock of FluoraPharma.  Subsequent to September 30, 2010, the Company divested substantially all of its equity interest in FluoraPharma.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Total revenues for the three months ended September 30, 2010 were $190,008 as compared to $989,298 for the three months ended September 30, 2009.  This $799,290 decrease in total revenues is primarily due to decreases in revenues pursuant to the terms of the Development Agreement with QND of $721,274.

Sales, general and administrative expense for the three months ended September 30, 2010 was $472,614 as compared to $834,792 for the three months ended September 30, 2009.  This $367,734 decrease in sales, general and administrative expense is primarily due to decreased personnel expenses.  The decrease in sales, general and administrative expense is partially offset by severance expense to the Company's former CFO of $180,000 accrued during the quarter ended September 30, 2010.  The Company is currently evaluating its obligations under certain employment agreements to determine whether any adjustments to such accruals are necessary.

Professional fees for the three months ended September 30, 2010 were $125,556 as compared to $222,480 for the three months ended September 30, 2009. The decrease of $96,924 in professional fees is primarily due to decreased legal and financial advisory consulting fees.  Professional fees include the costs of legal, consulting and auditing services provided to the Company.

Research and development expense for the three months ended September 30, 2010 were $309,784 as compared to $910,435 for the three months ended September 30, 2009.  The decrease of $600,651 in research and development expense is primarily due to decreased consulting, personnel and supply and material expenses related to the Development Agreement with QND

The Company’s net loss for the three months ended September 30, 2010 was $561,038, as compared to $254,308 in net loss for the three months ended September 30, 2009.  The $306,730 increase in net loss for the three months ended September 30, 2010 is primarily due to lower revenues of $799,290 related to the Development Agreement with QND, partially offset by lower costs of operations described above, and a $195,251 gain on disposition of common stock of our former subsidiary.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Total revenues for the nine months ended September 30, 2010 were $1,490,939 as compared to $1,321,200 for the nine months ended September 30, 2009.  This $169,739 increase in total revenues is primarily due to increased related party revenues of $549,619 under the terms of the Development Agreement with QND, partially offset by decreased revenues of $380,480 due to lower revenues from the Company's medical diagnostic products.

Sales, general and administrative expense for the nine months ended September 30, 2010 was $1,055,717 as compared to $1,701,982 for the nine months ended September 30, 2009.  This $664,265 decrease in sales, general and administrative expense is primarily due to decreased personnel expenses. The overall decrease in sales, general and administrative expense is partially offset by severance expense to the Company's former CFO of $180,000 accrued in the quarter.

Professional fees for the nine months ended September 30, 2010 were $553,986 as compared to $311,649 for the nine months ended September 30, 2009. The increase of $242,337 in professional fees is primarily due to increased legal and financial advisory consulting fees. Professional fees include the costs of legal, consulting and auditing services provided to the Company.

Research and development expense for the nine months ended September 30, 2010 were $1,443,217 as compared to $1,194,713 for the nine months ended September 30, 2009.  The increase of $248,504 in research and development expense is primarily due to increased consulting, personnel and supply and material expenses related to the Development Agreement with QND.

The Company’s net loss for the nine months ended September 30, 2010 was $725,130, as compared to $2,145,340 in net loss for the nine months ended September 30, 2009.  The $1,415,910 decrease in net loss in the 2010 period is primarily due higher revenues from the contract development agreement with QND of $549,619 and a $946,501 gain on disposition of common stock of our former subsidiary.

Liquidity and Capital Resources

As of September 30, 2010, the Company had cash and cash equivalents of $49,607, as compared to cash and cash equivalents of $376,211 as of December 31, 2009. The net decrease in cash of $326,604 for the nine months ended September 30, 2010, is primarily attributable to net cash used for operating activities of $1,123,105 offset by $796,501 in cash proceeds received in the nine months ended September 30, 2010 related to the sale of stock in our former subsidiary. The Company has used its proceeds from dispositions as well as its revenues to fund current operating expenses and investments intended to strategically expand our platforms and technologies.

The Company has not generated sufficient revenues from operations or its investment in IP to meet its operating expenses. The Company has therefore historically financed its operations primarily through issuances of equity and debt securities, and, during the quarters ended June 30 and September 30, 2010, through the sale of equity interests in FluoraPharma.  In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

While equity and debt financing has historically provided for the Company’s working capital needs, including capital necessary to fund the development and commercialization of the Company’s lateral flow based products, no assurances can be given that such financing will continue to be available to the Company in the future.   The Company has also actively reduced operating expenses, has recently consolidated its operations in Portland, Oregon, and intends to restructure certain of its liabilities in order to continue as a going concern.  In the event the Company is unable to secure additional financing, or is otherwise unsuccessful in restructuring certain of its liabilities, the Company will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As described above, on July 30, 2009, the Company formed a joint venture with NuRx Pharmaceuticals, Inc., whereby, pursuant to the terms of the operating agreements, each member will be required to make sustaining capital contributions from time to time as the Board of the joint venture determines is necessary.  Should the Board of the joint venture determine that additional capital contributions are required, such sustaining capital contributions will be made by the Company and NuRx on an equal basis provided that the Company solely will be responsible for making a sustaining capital contribution with respect to the first $700,000 determined to be required by the Board of the joint venture.

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

The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding, the fee is fixed and determinable, and collection is probable. Once minimum royalties have been received, additional royalties are recognized as revenue when earned based on the distributor’s contractual reporting obligations. The Company is able to recognize minimum royalty payments on an accrual basis, as they are specified in the contract. However, since the Company cannot forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. Should information on licensee product sales become available so as to enable the Company to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

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

In determining fair value of assets, the Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets that are not readily apparent from other sources. Actual fair value may differ from management estimates resulting in potential impairments causing material changes to certain assets and results of operations.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Principal Financial and Accounting Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial and Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2010.

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

On August 24, 2010, NuRx filed an expedited action in the Delaware Court of Chancery relating to QND, naming as a defendant one of the Company’s board members, Dr. William Fleming.  On October 20, 2010, on its own motion to intervene, the Company was added as a defendant.  The action is captioned NuRx v. Fleming/QuantRx and QN Diagnostics (nominally), C.A. No. 5755 (Del. Chancery Ct.).  NuRx seeks declaratory and injunctive relief based on the following:  (i) the alleged necessity of additional capital contributions; (ii) the Company’s appointee to the board of QND rejected the capital call, resulting in a deadlock; and (iii) the allegation that Company has not met a “milestone” payment required by the Development Agreement, which would give NuRx the right to have a Company appointed board member removed and replaced with a member designated by NuRx.  The Company and Dr. Fleming maintain that the capital contribution was agreed to subject to the Company receiving credit toward the contribution for hundreds of thousands of dollars worth of services that have not been paid for by QND, and that all milestones have been met.  The Company seeks declaration of its right to maintain its share of seats on QND’s management board.  The action is currently stayed by mutual agreement of the parties to allow the parties to explore an amicable resolution of the proceedings.

As of the date hereof, there are no other material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 2.	Unregistered Sales of Equity Securities, and Use of Proceeds

As of the date hereof, there were no additional sales of unregistered securities other than as reported in prior reports on Forms 10-K, 10-Q or 8-K.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description
31	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32*
Certification of Chief Executive Officer and Principal Financial and Accounting Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

QuantRx Biomedical Corporation
Date: November 19, 2010	/s/ Barry J. London Barry J. London, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)