Form 10-K
period 2010-12-31
QUANTRX BIOMEDICAL CORP
filed 2011-04-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-17119

QUANTRX BIOMEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	33-0202574
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5920 NE 112th Avenue, Portland, Oregon 97220
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (503) 252-9565

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
Yes ☐     No ☒

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
(Do not check if smaller reporting company) reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010): $8,938,869

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2011: 46,077,630 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

-i-

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

ITEM 1.  Business

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 5920 NE 112th Avenue, Portland, Oregon.  When used in this Quarterly Report on Form 10-K, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Corporation, a Nevada corporation.

Recent Developments

During 2010, the Company’s activities were principally focused on the development of QN Diagnostics, LLC, a Delaware limited liability company (“QND”) jointly owned by the Company and NuRx Pharmaceuticals, Inc. (“NuRx”), and, to a lesser degree, the development of the Company’s PAD based products for the Over-the-Counter (“OTC”) and Point-of-Care (“POC”) markets based on its patented technology platforms.  Due to the pending litigation with QND, discussed below, and the Company’s financial condition, the Company has currently suspended development of its innovative PAD based products pending the resolution of its litigation with NuRx, and the development of a financing and operating plan necessary to allow the Company to capitalize on its PAD technology.  In the interim, management of the Company has substantially reduced operating and other expenses, has negotiated settlements of liabilities totaling in excess of $1.10 million, in consideration for the issuance of 1,250,000 shares of the Company’s common stock, $223,832 in cash, and $86,000 of accrued liabilities that were paid in January 2011.  Additionally, the Company settled certain of its accrued obligations with its executive officers with an exchange of shares, options and warrants of a related party valued at $88,223.  These settlements were necessary for the Company to continue as a going concern.  Management is also currently negotiating a settlement with NuRx relating to QND.  The discussion below assumes the Company continues as a going concern consistent with the Company’s historical and proposed business plan.

Overview

The Company has developed and ultimately intends to commercialize its innovative PAD based products for the OTC and POC markets based on its patented technology platforms, and its genomic diagnostics, based on its patented PadKit® technology for the worldwide healthcare industry. These platforms include: inSync®, Unique™, PadKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.  These products are intended for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs.  The Company’s efforts to commercialize its products, however, are currently contingent on the development of a financing and operating plan focused on the commercialization of the Company’s PAD technology.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities.  This plan was necessary in order for the Company to continue as a going concern.

The Company’s POC lateral flow diagnostics technology has been fully transferred to QND and all product development is currently conducted through QND, which has ownership and full rights to the Company’s lateral flow technology.  QND was formed to develop and commercialize products incorporating the Company’s lateral flow strip technology and related lateral flow strip readers for both the human and veterinary laboratory POC markets. The Company and NuRx, which originally formed a joint venture for the express purpose of this development, are currently involved in litigation regarding the achievement of certain milestones, the requirement to make certain sustaining capital contributions, as well as certain governance matters related to the joint venture.

During the year ended December 31, 2010, the Company had minority investments in Genomics USA, Inc. (“GUSA”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets, and FlouroPharma, Inc. (“FlouraPharma”), which is developing molecular imaging agents for Positron Emission Tomography (“PET”) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.   As a result of certain financing transactions, the Company has divested all but a nominal equity interest in FluoraPharma.

The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GUSA.

The Company’s current strategy is to settle its litigation with NuRx relating to QND, and to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products through corporate partners and distributors; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GUSA.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on the settlement of its litigation with NuRx relating to QND and maintaining the Company as a going concern.

Our Business

The Company has currently suspended development of its innovative PAD based products pending the development of a financing and operating plan to commercialize its technologies and investments, which target significant market opportunities through the following platforms:

Lateral Flow Diagnostics (through QN Diagnostics)


RapidSense® point-of-care testing products are based on the Company’s core intellectual property related to lateral flow methods, devices, and processes for the consumer and healthcare professional markets, all of which have been transferred to QND. The Company, under a Development and Services Agreement (“Development Agreement”) with QND, has developed prototype tests and the Q-Reader™, a unique, quantitative, point-of-care optical reader for use with RapidSense to provide economical and efficient quantitative results.

The Company and NuRx are currently involved in litigation involving QND based on allegations that QND management is deadlocked over the Company’s rejection of a required capital call, and NuRx’s allegation that the Company has not met a certain “milestone” requirement, therefore giving NuRx the right to appoint a member to QND’s board of directors, replacing a Company designee.

 PAD/Health and Wellness


PAD products are based on the Company’s non-woven disposable absorbent pad technology, with products for aiding the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, the OTC catamenial markets, and other medical needs, including diagnostic sampling products which enable self collection and worldwide transport for indications such as various cancers, premature delivery, and genomic testing.

Genomic Testing (through Genomics USA)

	Single Nucleotide Polymorphism (SNP) chips; genome-based diagnostic chips for the laboratory and healthcare professional markets.

Diagnostic products constitute the core of the Company’s historical product development focus. Genomic testing constitutes long-term opportunities either through commercialization or through investment by a strategic partner.   The Company’s healthcare technologies are currently in different stages of development ranging from commercialization to proof of concept. The Company ultimately plans to bring all products to commercialization; however, commercialization of these technologies is currently contingent on the development of a financing and operating plan that permits the Company to successfully capitalize on its development efforts to date.  Such plan may include seeking a strategic or other partner to economically commercialize or finance the Company’s technologies. The Company’s objective in the interim is to maintain strict cost control measures, as well as the Company’s technologies, in order to continue as a going concern.  The discussion below assumes the Company continues with the development and commercialization of its technologies, although no assurances can be given.

Product and Product Candidates

The Company has historically operated under a two-fold product development strategy: (1) the maximization of the value of internally developed products that are market-ready for near-term distribution, and (2) the aggressive development of technology platforms for products that the Company believes will address medical diagnostic and treatment issues into the future.

In introducing its lateral flow diagnostic devices, PAD product lines and other products, the Company sought to align itself with experienced marketing partners that have established distribution channels. The Company teamed with a manufacturing partner in Asia, as well as niche United States manufacturers, in order to bring products to market in an efficient manner while controlling product quality.  While these relationships are currently in effect, most have been suspended pending the development of a financing and operating plan to commercialize the Company’s PAD technology.

GUSA, a private company in which the Company has invested, is working toward completion of its HLA – human leukocyte antigen – chip technology for vaccine validity testing. It anticipates the initiation of field tests with the United States Department of Homeland Security, prior to market launch.

 Lateral Flow Diagnostics (through QND)

The Company developed and patented the RapidSense technology - a one-step lateral flow test with unique features such as a positive indication for a positive test – which when combined with the Q-Reader platform allows the Company to target quantified point-of-care (POC) diagnostics previously limited to the diagnostic laboratory. These applications include, but are not limited to, thyroid disease, therapeutic drug monitoring, cancer diagnostics, diagnosis of cardiac disease, and other critical tests. This rapid POC diagnostic technology is ideal for testing any body fluid, including whole blood, serum, oral fluids and urine. The Company also patented innovative oral fluid collection devices specifically designed for its RapidSense technology. These distinctive collection devices coupled with RapidSense and the reader platform is intended to ultimately enable us to target the large and growing markets for diagnostics using oral sample collections which have previously been limited to blood or urine testing. All of these technologies have been fully transferred to QND, to which the Company retains partial ownership, pursuant to the Joint Venture agreement.

RapidSense products target the POC healthcare professional human and veterinary diagnostic markets. QND has explored parallel opportunities in the veterinary markets, and management believes an opportunity exists to market its POC technologies in those markets. To access the unique capabilities of RapidSense and provide meaningful data to healthcare professionals, the Company has been developing a cost efficient portable device called the Q-Reader for use with RapidSense.  The Company has successfully advanced our Q-Reader initiative with the formation of QND.  Q-Reader enables the translation of lateral flow results beyond a qualitative “positive” or “negative” and produces a test-specific quantified result so that changes in body chemistry can be measured in the primary care practitioner’s office.  This has the potential to shift outside lab work to the physician’s office, thus reducing time and expense while creating a revenue source for the healthcare professional. Among the initial products being developed is a line of extremely sensitive Clinical Laboratory Improvement Amendments (CLIA) waived quantitative POC lateral flow diagnostic tests, with reliable and repeatable sensitivity at the level needed to provide laboratory level results to the human medical POC market, as well as developing quantified POC diagnostic tests for the underserved veterinary market utilizing these platforms.

In 2009, commercialization of the Follicle Stimulating Hormone (FSH) lateral flow immunoassay test for FSH began. The Company jointly developed this female fertility test with Church & Dwight. The Company licensed this technology to Church & Dwight for the OTC market, following the completion of development, and royalties commenced in the second quarter of 2009.  This relationship, and resulting royalties, were expressly excluded from the QND joint venture agreement, and remains wholly owned by the Company.

The Company has received clearance on four 510(k) applications from the FDA for its RapidSense urine based qualitative drugs-of-abuse test product line, as well as the licensed FSH test. The clearance of its urine-based tests also set the stage for development of saliva based tests to complement its urine drugs-of-abuse tests, all of which were transferred to QND.  In 2009, as a function of the Company’s Q-Reader development and strategic focus on the quantitative POC healthcare market, the Company discontinued sales of its qualitative drugs-of-abuse product line, QuikSense®. The Company was also developing rapid test POC products in oral care the Development Agreement, which was discontinued during the quarter ended December 31, 2010. The Development Agreement granted certain rights related to manufacturing upon successful development and commercialization of the products, which remain in effect.

    During the quarter ended June 30, 2010, the Company submitted an application for 510(k) clearance to the FDA for the Q-Reader™ thyroid testing system following the completion of clinical testing. This regulatory stage follows the completion of studies showing that the innovative Q-Reader thyroid testing system is capable of providing healthcare practitioners with laboratory level quantitative results within minutes, rather than waiting for results to be returned from a commercial laboratory. The 510(k) submission, together with the completion of a pre-production sample of the Q-Reader, satisfied the final two milestones contained in QND’s operating agreements.  Subsequently, the FDA indicated that it could not determine whether the Company’s submission was substantially equivalent to a legally marketed device based solely on the information provided to it by the Company, and requested certain additional information by December 20, 2010.  Based on this feedback and the Company's financial resources, management determined not to respond to the FDA’s request and decided to explore the introduction of the Q-Reader thyroid testing system into the veterinary market.  The Company intended to coordinate with NuRx, in pursuing the veterinary market, which does not require FDA clearance.

PADs for Diagnosis and Treatment

The miniform PAD is a Company patented technology that provides the basis for a line of products that address an array of consumer health issues including: temporary relief of hemorrhoid and minor vaginal infection itch and discomfort, feminine urinary incontinence, catamenial needs, drug delivery, and medical sample collection and transport for diagnostic testing.

The Company’s PAD products for the consumer markets are FDA Class I OTC devices, and are easy to use, non-invasive, fully biodegradable, highly absorbent pads. Additionally, the unique non-woven technology utilized for the PADs allows for a PAD to be used as a sample collection device, providing a sample for diagnostic purposes, or to provide local or systemic therapy.

PADKit®

The PADKit integrates the miniform technology with the Company’s diagnostic expertise. The PADKit contains a miniform used as a collection device to collect a sample for diagnostic evaluation. Vaginally, the miniform collects blood along with numerous cells, vaginal mucous and discharge flushed out by the menstrual flow or during normal daily exfoliation.  The PADKit is designed to provide the preferred sample collection system population scale testing for indications such as HPV, Human Immunodeficiency Virus (HIV), and general health screening, where healthcare professionals are not readily accessible.

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

While the Company initiated a limited web-based domestic roll-out of the Unique miniform, it is in search of a strategic partnership(s) to expand the retail availability of the product across the United States and internationally.

The Company has significant experience manufacturing its miniform and a clear understanding of its costs.  The miniform technology is protected by numerous patents covering various applications, the manufacturing process, and certain materials. The Company currently has contracted with a firm based in Taiwan to manufacture its pads, although the manufacturing relationship is currently suspended due to the Company’s financial condition, and pending the development of a financing and operations plan that allows the Company to recommence operations.

Product Candidates

SNPchip Genome-based Diagnostic Microarray Chips (Genomics USA)

GUSA, in which the Company owns approximately 10%, as well as a note convertible into an additional 10% on a fully diluted basis, has developed a proprietary, low cost and accurate microarray technology to support large-scale personalized medicine.  The first GUSA product, in late development, is “The HLA-Chip”, a low cost microarray with customized analytical software for high throughput clinical genetics and public health testing. The HLA-Chip is being developed to become the replacement for all DNA based Human Lymphocyte Antigen (HLA) testing in solid organ and stem cell transplantation.

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

Development of this critical HLA determinate test has been primarily funded by a Defense Advanced Research Projects Agency (DARPA) sponsored Small Business Innovation Research (SBIR) grant of approximately $3.0 million. In September 2009, GUSA received two multi-year SBIR grants aggregating $3,600,000 for further development of the HLA Chip and a variant of the HLA Chip, the “AIDS-Chip”.

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

Any product candidates that we successfully develop, which are cleared for sale by the FDA or similar international regulatory authorities in other countries, may compete with competitive products currently being used or that may become available in the future. Most of our competitors have substantially greater capital resources than we have, and greater capabilities and resources for research, conducting preclinical studies and clinical trials, regulatory affairs, manufacturing, marketing and sales. As a result, we may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product.  In addition, since we have currently suspended the commercialization of our PAD based products, our competitors will have the opportunity to capture market opportunities missed by the Company as a result of the suspension of further development of our products and our current financial condition.

Raw Materials and Manufacturing

The Company currently does not have manufacturing capacity for research and development projects and therefore has historically contracted for the manufacturing of its products to third-party manufacturers in and outside the United States. All manufactured products are produced under FDA mandated Good Manufacturing Practices (GMP) standard operating procedures developed and controlled by the Company’s quality system, which specifies approved raw materials, vendors, and manufacturing methodology.

Intellectual Property Rights and Patents

In July 2009, the Company contributed certain intellectual property related to its lateral flow strips and related reader to QND. As of December 31, 2010, the Company directly owned fifteen (15) patents, patents pending and licensed patents related to PAD technology for diagnosis and treatment of women's health concerns and other medical needs.

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

The Company currently has eight (8) patents issued, five (5) patents pending, and two (2) licensed patents.  Our issued patents expire between 2014 and 2021; however, the Company may obtain continuations which would extend the rights granted under our issued patents, and additional patents to cover technology in development.  The Company also holds both United States and foreign trademarks, including QuantRx, PADkit, inSync, and Unique, and has applied for rights to several others.

Licensing, Distribution and Development Agreements

On July 30, 2009, the Company and QND entered into a Development and Services Agreement (“Development Agreement”), pursuant to which QND paid a monthly fee to the Company in exchange for the Company providing all services related to the development, regulatory approval and commercialization of lateral flow products.  During 2010, QND suspended payments to the Company pending the outcome of litigation between the Company and NuRx, and it is doubtful that QND will renew the now expired Development Agreement between the Company and QND.

On May 19, 2008, the Company and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of the Company. The agreement specified monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  This agreement was terminated effective August 31, 2010, due to the failure of CytoCore to maintain contractual payments, and all rights have reverted to the Company.

In 2007, the Company entered into two development agreements to develop POC products in human oral care for ALT BioScience (ALT), and an at-home diagnostic test jointly with Church & Dwight Co., Inc. The ALT agreement, and subsequent renewals, commenced March 2007 and stipulated an up-front fee, recognized over the initial five month term, and monthly fees. In 2009, the contract and all rights were assigned to QND, and in the quarter ended September 30, 2010, the agreement with ALT was terminated due to ALT’s default on its obligations, and the status of the joint venture. The agreement granted the Company certain manufacturing rights for the developed products, which shall be negotiated in good faith in a separate manufacturing agreement upon the completion of design and verification testing. These manufacturing rights survived the termination of the Development Agreement, and belong to QND.

The Church & Dwight agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, the Company entered into a ten-year Technology License Agreement with Church & Dwight Co., Inc.  Under the terms of the Agreement, Church & Dwight acquired exclusive world-wide rights to use certain Company technology related to the jointly developed test and began distributing the product in early 2009, resulting in the Company receiving royalties on net sales of the product in 2010 and 2009 of $26,815 and $81,426, respectively.

The Company licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings from The Procter & Gamble Company. The five year license agreement was entered into July 2006 and has a five year automatic renewal option.  This agreement remains in effect, and the Company pays quarterly royalty payments to Procter & Gamble, as stipulated in the license agreement.

Regulatory Requirements

Our products and manufacturing activities are subject to regulation by the FDA, and by other federal, state, local and foreign regulatory authorities. Pursuant to the Food, Drug and Cosmetic Act of 1938, commonly known as the FD&C Act, and the regulations promulgated under it, the FDA regulates the research, development, clinical testing, manufacture, packaging, labeling, storage, distribution, promotion, advertising and sampling of medical devices and medical imaging products. Before a new device or pharmaceutical product can be introduced to the market, the manufacturer must generally obtain marketing clearance through a section 510(k) notification, through a Premarket Approval (PMA), or NDA.

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

All of our OTC products derived from the miniform technology, including Unique, are currently classified as Class I – exempt devices, requiring written notification to the FDA before marketing. RapidSense product candidates generally require validation and notification to the FDA under Section 510(k) prior to commercialization. The Company does not currently market any product that requires full clinical validation as a Class III product under FDA regulations, nor is it involved in RapidSense regulatory issues.

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

The Company’s Portland, Oregon, facility is in compliance with current FDA requirements.  In the quarter ended June 30, 2010, the Company was audited by the FDA, and its operations were found to be fully compliant.

Certain of our product candidates will require significant clinical validation prior to obtaining marketing clearance from the FDA. The Company intends to contract with appropriate and experienced CROs (contract research organizations) to prepare for and review the results from clinical field trials. The Company engages certain scientific advisors, consisting of scientific Ph.D.s and M.D.’s, who contribute to the scientific and medical validity of its clinical trials when appropriate.

Research and Development Activities

The Company spent $1,536,057 and $2,324,286 on research and development activities during the years ended December 31, 2010 and 2009, respectively.  Spending on research and development during the preceding two fiscal years was incurred principally to support QND, and such spending has decreased to nominal expenditures due to the current litigation involving QND, and the suspension of active development of our product lines pending the development of a short- and long-term financing and operating plan.

Employees

As of December 31, 2010, we had terminated all of our full-time employees; however, the Company has five part-time and full-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect the Company’s intellectual property and other assets. Our employees have never been represented by a labor organization or covered by a collective bargaining agreement.

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

We have currently suspended active development of our PAD based products pending the resolution of the Company’s pending litigation with NuRx, and the development of a financing and operating plan, and we might not successfully develop a plan to recommence active operations and therefore develop our technology or products.

We have currently suspended active development of our innovative PAD based products pending the resolution of the Company’s litigation with NuRx, and the development of a financing and operating plan necessary to allow the Company to commercialize its products and technology.  Although no assurances can be given, in the event the Company is able to successfully resolve its litigation with NuRx, or develop a plan, we may not be able to attract or retain the management or personnel necessary to execute such plan and commercialize our technology or products.  In the event we are unable to successfully develop a plan, or attract or retain necessary and qualified personnel, we may be unable to continue as a going concern.

Our ability to operate as a going concern is dependent upon raising adequate financing.

We have currently suspended active development of our PAD based products due to the absence of adequate capital necessary to execute our business plan.  In addition, the joint venture will require additional funding to complete the development and launch of its initial products. We are pursuing various funding options, including licensing opportunities and the sale of investment holdings, as well as a strategic transaction with our joint venture partner, to obtain additional funding to continue the development of our products and bring them to commercial markets.  There can be no assurance that we will be successful in our efforts. Should we be unable to raise adequate financing or generate revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed. As a result, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern.

We have a history of incurring net losses and we may never become profitable.

For the year ended December 31, 2010, the Company had an accumulated deficit of $49,182,416. Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Since the Company presently has limited sources of revenues, we will incur substantial and increasing losses in 2011. We cannot assure you that we will ever become profitable.

We will need to obtain additional funding to recommence and support our operations, and we may not be able to obtain such capital on a timely basis or under commercially reasonable terms, if at all.

We expect that our need for additional capital to recommence operations will be substantial and the extent of this need will depend on many factors, some of which are beyond our control, including the continued development of our product candidates; the costs associated with maintaining, protecting and expanding our patent and other intellectual property rights; future payments, if any, received or made under existing or possible future collaborative arrangements; the timing of regulatory approvals needed to market our product candidates; and market acceptance of our products.

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

Our joint venture with NuRx is currently subject to litigation and involves numerous risks.

We have entered into a joint venture agreement with NuRx focused on the commercialization of medical diagnostic products.  The joint venture is currently involved in litigation, the outcome of which is uncertain.  Even assuming a successful resolution of the litigation, the joint venture remains subject to various risks.  These risks include the following:


our interests could diverge from NuRx in the future or we may not be able to agree with NuRx on ongoing manufacturing and operational activities, or on the amount, timing or nature of further investments in the joint venture;

	due to financial constraints, NuRx may be unable to meet their commitments to our joint venture and may pose credit risks for our transactions with them;

	the terms of our joint venture arrangements with NuRx or the terms of any settlement agreement may turn out to be unfavorable;
	cash flows may be inadequate to fund increased capital requirements;

	should we be unable to meet sustaining capital contributions as required by the joint venture, our ownership interest will be reduced;
	we may experience delays in obtaining any necessary regulatory approvals to market the medical diagnostic products produced by the joint venture;

	we may experience difficulties and delays in ramping production of joint venture’s products; and

if our joint venture is unsuccessful, or if the terms of any settlement agreement with NuRx turn out to be unfavorable, our business, results of operations or financial condition will be adversely affected.

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

The Company faces intense competition.

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

Many of the Company’s competitors also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than the Company, which would have a material adverse effect on the Company.

Assuming the Company is able to successfully develop a financing and operating plan, and therefore recommence operations, there is no assurance that the Company’s products will gain market acceptance.

The Company has currently suspended active development of our PAD based products pending the development of a financing and operating plan that allows the Company to recommence operations.  Assuming the successful development of such a plan, the success of the Company will depend in substantial part on the extent to which our products achieve market acceptance. We cannot predict or guarantee that physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any products of the Company.

If we fail to establish marketing and sales capabilities or fail to enter into effective sales, marketing and distribution arrangements with third parties, we may not be able to successfully commercialize our products.

We are primarily dependent on third parties for the sales, marketing and distribution of our products. We may enter into various agreements providing for the commercialization of our product candidates. We intend to sell our product candidates primarily through third parties and establish relationships with other companies to commercialize them in other countries around the world. We currently have no internal sales and marketing capabilities, and only a limited infrastructure to support such activities. Therefore, our future profitability will depend in part on our ability to enter into effective marketing agreements. To the extent that we enter into sales, marketing and distribution arrangements with other companies to sell our products in the United States or abroad, our product revenues will depend on their efforts, which may not be successful.

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

We have substantially reduced our headcount to reduce expenses and we may be unable to attract skilled personnel and maintain key relationships at such point as we recommence operations.

The success of our business depends, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense from numerous pharmaceutical and biotechnology companies, universities and other research institutions.  As a result of the suspension of the development of our PAD based products, we have substantially reduced our headcount and currently rely on consultants to manage the business and operations of the Company.  There can be no assurance that the Company will be able to attract and retain skilled personnel at such time as it recommences operations, and the failure to do so would have a material adverse effect on the Company.

The Company has limited manufacturing capabilities and may not be able to efficiently develop manufacturing capabilities or contract for such services from third parties on commercially acceptable terms.

The Company has limited manufacturing capacity. The Company has established relationships with third-party manufacturers for the commercial production of our products, which relationships have been suspended due to the suspension of active operations.  There can be no assurance that the Company will be able to reestablish or maintain relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture our products on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 5920 NE 112th Avenue, Portland, Oregon, in 6,310 square feet of space occupied under a lease that expires on September 30, 2011.  In the quarter ended December 31, 2010, the Company negotiated a deferred rent provision, allowing a 50% reduction on rent until the end of the lease, at which time the deferred amount will be paid, spread over a lease extension, or forgiven, depending on the terms, if any, of a new lease for the current facility.  This lease contains a termination option subject to a fee equal to the deferred rent of $15,600.

We expect that our current facilities will be sufficient for the foreseeable future. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

On August 24, 2010, NuRx filed an expedited action in the Delaware Court of Chancery relating to the QND, naming as a defendant one of the Company’s board members, Dr. William Fleming.  On October 20, 2010, on its own motion to intervene, the Company was added as a defendant.  The action is captioned NuRx v. Fleming/QuantRx and QN Diagnostics (nominally), C.A. No. 5755 (Del. Chancery Ct.).  NuRx seeks declaratory and injunctive relief based on the following:  (i) the alleged necessity of additional capital contributions; (ii) the Company’s appointee to the board of QND rejected the capital call, resulting in a deadlock; and (iii) the allegation that Company has not met a “milestone” payment required by the Development Agreement, which would give NuRx the right to have a Company appointed board member removed and replaced with a member designated by NuRx.  The Company and Dr. Fleming maintain that the capital contribution was agreed to subject to the Company receiving credit toward the contribution for hundreds of thousands of dollars worth of services that have not been paid for by QND, and that all milestones have been met.  The Company seeks declaration of its right to maintain its share of seats on QND’s management board.  The action is currently stayed by mutual agreement of the parties to allow the parties to explore an amicable resolution of the proceedings.  No assurances can be given that any the terms of any settlement with NuRx will be favorable, or that the Company will successfully retain its current interest in QND.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock trades on the OTC Markets under the symbol “QTXB.QB”. The prices below are based on high and low reported sales prices as reported by the OTC Markets during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.
	High	Low
Year ended December 31, 2010
Fourth Quarter	$0.17	$0.05
Third Quarter	$0.21	$0.08
Second Quarter	$0.36	$0.18
First Quarter	$0.44	$0.22

Year ended December 31, 2009
Fourth Quarter	$0.50	$0.25
Third Quarter	$0.59	$0.30
Second Quarter	$0.44	$0.18
First Quarter	$0.50	$0.20

Stockholders

As of December 31, 2010, there were approximately 295 holders of record of our common stock, one of which was Cede & Co., a nominee for the Depository Trust Company or DTC.  Shares of common stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We issued shares of our common and preferred stock in unregistered transactions during fiscal year 2010. All of the shares of common and preferred stock issued were issued in non-registered transactions in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Commission during the fiscal year ended December 31, 2010.  Since January 1, 2011, 1,650,000 shares of Common Stock were issued to certain creditors of the Company, in consideration for the cancellation of certain claims against the Company.  Such shares were issued in non-registered transactions in reliance on Section 4(2) of the Securities Act.  The Company did not receive any proceeds from such issuances.

ITEM 6.  SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Recent Developments

During 2010, the Company’s activities were principally focused on the development of QN Diagnostics, LLC, a Delaware limited liability company (“QND”) jointly owned by the Company and NuRx Pharmaceuticals, Inc. (“NuRx”), and, to a lesser degree, the development of the Company’s PAD based products for the Over-the-Counter (“OTC”) and Point-of-Care (“POC”) markets based on its patented technology platforms.  Due to the pending litigation with QND, discussed below, and the Company’s financial condition, the Company has currently suspended active development of our PAD based products pending the resolution of the Company’s litigation with NuRx, and the development of a financing and operating plan necessary to allow the Company to capitalize on its innovative PAD based products.  In the interim, management of the Company has substantially reduced operating and other expenses, has negotiated settlements of liabilities totaling in excess of  $1.10 million, in consideration for the issuance of 1,250,000 shares of the Company’s common stock, $223,832 in cash, and $86,000 of accrued liabilities that were paid in January 2011.  Additionally, the Company settled certain of its accrued obligations with its executive officers with an exchange of shares, options and warrants of a related party valued at $88,223. These settlements were necessary for the Company to continue as a going concern.  Management is also currently negotiating a settlement with NuRx relating to QND.  The discussion below assumes the Company continues as a going concern consistent with the Company’s historical and proposed business plan.

Overview

The Company has developed and ultimately intends to commercialize its innovative PAD based products for the OTC and POC markets based on its patented technology platforms, and its genomic diagnostics, based on its patented PADKit® technology for the worldwide healthcare industry. These platforms include: inSync®, Unique™, PADKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.  These products are intended for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs.  The Company’s efforts to commercialize its products, however, are currently contingent on the development of a financing and operating plan focused on the commercialization of the Company’s PAD technology.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities.  This plan was necessary in order for the Company to continue as a going concern.

The Company’s POC lateral flow diagnostics technology has been fully transferred to QND and all product development is currently conducted through QND, which has ownership and full rights to the Company’s lateral flow technology.  QND was formed to develop and commercialize products incorporating the Company’s lateral flow strip technology and related lateral flow strip readers for both the human and veterinary laboratory POC markets. The Company and NuRx, which originally formed a joint venture for the express purpose of this development, are currently involved in litigation regarding the achievement of certain milestones, the requirement to make certain sustaining capital contributions, as well as certain governance matters related to the joint venture.

During the year ended December 31, 2010, the Company had minority investments in Genomics USA, Inc. (“GUSA”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets, and FlouroPharma, Inc. (“FlouraPharma”), which is developing molecular imaging agents for Positron Emission Tomography (“PET”) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.   As a result of certain financing transactions, the Company has divested all but a nominal equity interest in FluoraPharma.

The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GUSA.

The Company’s current strategy is to settle its litigation with NuRx relating to QND, and to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products through corporate partners and distributors; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GUSA.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on the resolution of its litigation with NuRx relating to QND and maintaining the Company as a going concern.

QN Diagnostics

On July 30, 2009, the Company and NuRx entered into agreements to form QND, a Delaware limited liability company. Pursuant to the agreements, the Company contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology with a fair value of $5.45 million, and NuRx contributed $5.0 million in cash to QND.  Following the respective contributions by NuRx and the Company to QND, NuRx and the Company each own a 50% interest in QND.  The purpose of the joint venture is to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

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

The Company and QND also entered into a one year Development and Services Agreement on July 30, 2009 (“Development Agreement”), pursuant to which QND paid a monthly fee to the Company in exchange for the Company providing all services related to the development, regulatory approval and commercialization of lateral flow products. The revenues recognized by the Company associated with the Development Agreement in the year ended December 31, 2010 and 2009 were $1,429,960 and $2,065,264, respectively.  The expenses related thereto for the year ended December 31, 2010 and 2009 were $1,763,919 and $2,065,077, respectively.  Expenses are included in each appropriate expense category in the statement of operations. As of December 31, 2010 and December 31, 2009, deferred revenues related to the Development Agreement were $0 and $337,160, respectively. As of December 31, 2010 and December 31, 2009, accounts receivable from QND related thereto were $414,179 and $31,500, respectively.

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

On August 24, 2010, NuRx filed suit naming as a defendant Dr. William Fleming, a member of the Company’s Board of Directors.  On October 20, 2010, on its own motion to intervene, the Company was added as a defendant.  The suit is based on allegations that QND is deadlocked over the Company’s rejection of a required capital call, and NuRx’s allegation that the Company has not met a “milestone” requirement in the Development Agreement, that would give NuRx the right to have a Company appointed board member removed and replaced with a member appointed by NuRx.  The suit is currently stayed by mutual agreement of the parties to allow the parties to explore an amicable resolution of the proceedings.  No assurances can be given that any the terms of any settlement with NuRx will be favorable, or that the Company will successfully retain its current interest in QND.

During the quarter ended June 30, 2010, the Company submitted an application for 510(k) clearance to the FDA for the Q-Reader™ thyroid testing system following the completion of clinical testing. This regulatory stage follows the completion of studies showing that the innovative Q-Reader thyroid testing system is capable of providing healthcare practitioners with laboratory level quantitative results within minutes, rather than waiting for results to be returned from a commercial laboratory. The 510(k) submission, together with the completion of a pre-production sample of the Q-Reader, satisfied the final two milestones contained in QND’s operating agreements.  Subsequently, the FDA indicated that it could not determine whether the Company’s submission was substantially equivalent to a legally marketed device based solely on the information provided to it by the Company, and has requested certain additional information by December 20, 2010.  Based on this feedback and the Company's current financial resources, management determined that it was advisable to introduce the Q-Reader thyroid testing system into the veterinary market.  The Company intends to coordinate with NuRx in pursuing the veterinary market, which does not require FDA clearance.  Further, the Company determined that responding to the FDA by the December 20, 2010 response deadline was not feasible and the initial filing with the FDA was deemed withdrawn at that time.  If the Company, in consultation with NuRx, determines that it is in the best interests of the Company and QND, the Company may elect to re-file the application with the FDA during 2011 with the additional requested information.

FluoroPharma

On May 5, 2009, the Company and FluoraPharma reorganized their relationship by terminating their investment and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FluoraPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoraPharma, the Company agreed to convert all outstanding receivables from FluoraPharma, consisting of previously issued notes and related accrued interest and advances in the aggregate amount of $1,568,567, into 1,148,275 shares of common stock of FluoraPharma. As a result of these transactions and the third party investment, the Company’s ownership interest in FluoraPharma’s issued and outstanding capital stock was reduced to a non-controlling interest, which resulted in the deconsolidation of FluoraPharma as a subsidiary of the Company, and the Company’s periodic sales of its equity interest in FluoraPharma as a means to finance its continuing operations. Subsequent to the termination of the agreements between the Company and FluoraPharma, the Company has no continuing obligations or commitments to FluoraPharma.

At May 5, 2009, the Company’s remaining net basis of its investment in FluoraPharma, inclusive of receivables from FluoraPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($231,046 in the first quarter of 2009; $272,579 through deconsolidation) related to the consolidated results of FluoraPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then non-controlling interests as applicable. On May 5, 2009, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoraPharma, the Company’s ownership of the outstanding capital stock of FluoraPharma was reduced to a non-controlling interest of 45.55%. At deconsolidation, the fair market value of the Company’s remaining non-controlling interest in FluoraPharma was $842,876, based on the third party investment; however, FluoraPharma had a deficit equity balance, which resulted in the Company writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286. The Company has reflected the results of its former subsidiary as a single line item as of January 1, 2009. The Company’s allocation of FluoraPharma’s net loss for the period commencing May 5, 2009 through December 31, 2010, was not recorded ($420,000), since the remaining investment in FluoraPharma had a carrying value of $0 as of the deconsolidation of FluoraPharma at May 5, 2009.

From January 2010 to August 2010, the Company entered into certain agreements with certain investors pursuant to which the Company sold 1,155,000 shares of common stock of FluoraPharma to such investors at a price of $0.75 per share, resulting in aggregate proceeds of $866,250.  In lieu of cash and warrant compensation, the Company issued 188,195 shares of common stock of FluoraPharma to its financial advisor.

During October 2010, the Company entered into certain agreements with certain investors, pursuant to which the Company exchanged substantially all of its equity interest in FluoraPharma and shares of newly created Series B Preferred with a stated value of approximately $177,000 for and in consideration for cash aggregating $789,704, and the termination of certain shares of Series A-1 Preferred with a stated value of approximately $4.45 million (the “Exchange”).   Contemporaneously with the consummation of the Exchange, on November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred with the Nevada Secretary of State, as no shares or such preferred stock were issued and outstanding following the Exchange.

In December 2010, the Company reserved its remaining 20,000 shares of common stock of FluoraPharma for issuance to an executive to settle amounts due to the executive.

As of December 31, 2010, the Company had 185,000 options and 249,278 warrants to purchase common stock of FluoraPharma expiring at various dates in 2014, with exercise prices of $0.75 and $1.50, respectively.  The Company had evaluated the valuation of these options and warrants and deems the value to be fully impaired at December 31, 2010 primarily due the absence of a market for FluoraPharma’s common stock at December 31, 2010.

The following discussion of our financial condition should be read together with our financial statements and related notes included in this Annual Report on Form 10-K.

Our Results of Operations

 We recognized total revenues of $1,493,677 and $2,551,269 for the years ended December 31, 2010 and 2009, respectively.  Total revenues during the year ended December 31, 2010 decreased by $1,057,592 compared to the prior year ended December 31, 2009, primarily due to decreased payments from QND under the Development Agreement.

During the year ended December 31, 2010, $1,429,960 of the Company’s revenues were attributable to payments from QND under the terms of the Development Agreement, and $26,815 was attributable to royalty payments from Church & Dwight Co., Inc. (“Church & Dwight”), which began in the second quarter of 2009, for the license of certain Company technology to Church & Dwight.  The remaining revenue is principally attributable to direct sales of PAD products by the Company.  The Company anticipates not receiving any payments from QND during the fiscal year ended December 31, 2011 due to the pending litigation with NuRx, and the current financial condition of QND.  As a result, anticipated revenue during the current fiscal year is anticipated to decrease substantially relative to prior fiscal years, and no assurances can be given that the Company’s revenues will return to levels recognized prior to the dispute with QND.

Total costs and operating expenses for the years ended December 31, 2010 and 2009 were $3,638,450 and $4,955,287, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Sales, General and Administrative	$1,120,338	$2,013,082
Professional Fees	$768,664	$497,582
Research and Development	$1,536,057	$2,324,286
Other Expense, net	$73,386	$749,478

Sales, general and administrative expenses include, but are not limited to, payroll and related expenses, rent, office and insurance expenses. The decrease of $892,744 in sales, general and administrative expenses from 2009 to 2010 is primarily due to the reduction of staff and overhead costs in the 2010 period.

Professional fees include the costs of legal, consulting and auditing services provided to us. The increase of $271,082 or 54.48% in professional fees from 2009 to 2010 is primarily attributable to the increased legal fees of $151,000 as a result of the Company’s current litigation, increased consulting and financial advisory fees of $117,000, and costs related to the Company’s FDA submission of $38,000, partially offset by decreased costs for investor and public relations of $50,000.

Research and development expense primarily reflects technical consulting and expenses incurred to support QND, and to a lesser extent, the development of our PAD and related products. The decrease of $788,229 from 2009 to 2010 is primarily due to decreased consulting, personnel and supply and material expenses related to the Development Agreement with QND.

Other expense for the year ended December 31, 2010 was primarily comprised of gains on the sale of investments in FlouroPharma of $2,254,374, gains from the settlements of accounts payable of $366,590, and gains on settlement of accrued compensation with executive management of $252,440, interest income of $22,016, gain on the disposition of assets of $9,028, and rental income of $2,750.  Partially offsetting these gains are losses of $63,601 for the Company’s equity method losses from QND for the period from January through March 2010, and interest expense of $7,641.  Other expense for the year ended December 31, 2009 was primarily comprised of the Company’s equity method losses from QND for the period from July through December 2009 of $1,022,760, interest expense of $465,027, and amortization of debt discount of $361,666. These expenses and losses were offset by a gain on the contribution of intellectual property to QND of $1,363,640.

The Company anticipates substantially lower costs and expenses during the year ended December 31, 2011 compared to the year ended December 31, 2010, which anticipated decreases are substantially attributable to the suspension of active development of our PAD based products during the current fiscal year.

Net income for 2010 was $831,188, an increase of $3,703,850 from a loss of $3,153,496 reported for 2009.  The increase in net income was primarily attributable to net gains from the sales of investments of $2,254,374 and net gains on the settlement of accounts payable and accrued compensation of $366,590 and $252,440, respectively, as well as all the factors previously discussed.

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and cash equivalents of $229,944 as compared to $376,211 at December 31, 2009.

During the year ended December 31, 2010, we used $2,206,308 of cash for operating activities, as compared to $1,116,199 during the year ended December 31, 2009. The increase in cash used for operating activities was primarily a result of the expenses incurred in the period, as previously discussed.  The Company has also met certain operating expenses with the issuance of common stock, options or warrants, when possible.

Cash provided by investing activities during the year ended December 31, 2010 was $1,793,722 compared to cash used in investing activities of $291,670 during the year ended December 31, 2009. The increase in 2010 is primarily due to the sale of investments during 2010.  During 2009, cash used for investing activities was primarily due to the purchase of intellectual property in 2009 from PRIA Diagnostics.

Cash provided by financing activities during the year ended December 31, 2010 was $0 as compared to $1,718,267 during the year ended December 31, 2009.  During 2009, cash provided through the issuance of convertible promissory notes was $425,000. The Company also issued $680,000 in promissory notes in 2009.  In 2009, the Company repaid $1,347,199 in promissory notes. In 2009, the Company received a distribution from QND of $2,000,000.

The Company has not generated sufficient revenues from operations to meet its operating expenses. In addition, the Company will require additional funding to complete the development and launch of its products. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

Management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern. We are pursuing various funding options, including licensing opportunities and the sale of investment holdings, as well as a strategic transaction with our joint venture partner, to obtain additional funding to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be successful in our efforts. Should we be unable to raise adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

The Company believes that the ability of the Company to recommence operations, and therefore continue as a going concern is dependent upon its ability to do any or all of the following:

	Settle the litigation with NuRx relating to the Company’s interest in QND;

	consummate a strategic transaction with our joint venture partner;

	obtain adequate sources of funding to pay operating expenses and fund long-term business operations;

	manage or control working capital requirements by reducing operating expenses; and

	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

There can be no assurance that the Company will be successful in achieving its short- or long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

The following table summarizes our material contractual obligations relating to operating lease obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. At December 31, 2010, there were no material capital expenditure commitments.

		Payments due by Period
	Total	Less than 1 year	Years 2 – 3	Years 4 – 5	More than 5 Years
Operating lease obligations	$35,550	$35,550	$-	$-	$-

Off-Balance Sheet Arrangements

As described above, on July 30, 2009, the Company formed a joint venture with NuRx, whereby, pursuant to the terms of the operating agreement governing the joint venture, each member will be required to make sustaining capital contributions from time to time as the Board of the joint venture determines is necessary.  At such time that the Board of the joint venture determines that additional sustaining cash contributions are required, such sustaining cash contributions will be made by the Company and NuRx on an equal basis provided that the Company solely will be responsible for making a sustaining cash contribution with respect to the first $700,000 determined to be required by the Board of the joint venture. Should either party fail to make sustaining contributions as required, such party would be subject to a reduction in ownership interest and loss of a board seat.  As a result of the Company’s rejection of a capital call, and NuRx’s allegation that the Company has not met a “milestone” requirement in the Development Agreement, the parties are currently involved in litigation involving the joint venture.

Moreover, the Company is committed to further capital contributions to QND aggregating $850,000, comprised of: payment of milestone payments with PRIA Diagnostics in Company common stock (fair value of $750,000); and a transfer of fixed assets with a fair value of $100,000 at QND’s discretion.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2010 and 2009, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited balance sheets for the years ended December 31, 2010 and 2009 and audited statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. As a result of the material weakness in internal controls over financial reporting described below, the Company's management has concluded that, as of December 31, 2010, the Company's internal controls over financial reporting were not effective.  In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or quarterly financial statements will not be prevented or detected on a timely basis.

Our Chief Financial Officer resigned effective August 24, 2010.  In addition, following the suspension of active development of our PAD based products on December 31, 2010, the Company terminated substantially all of its accounting personnel.   These factors have contributed to a material weakness in our entity level control environment.  While the Company has retained competent accounting and finance professionals necessary to ensure timely and accurate reporting with the Securities and Exchange Commission, the weaknesses in our entity level control environment arguably persist.

All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Changes in Internal Control Over Financial Reporting

As discussed above, as a result of the suspension of active development of our PAD based products on December 31, 2010, we terminated the employment of a substantial portion of our accounting staff.   This factor, together with the resignation of our Chief Financial Officer, resulted in a substantial change in our internal controls over our financial reporting, and resulted in a material weakness in our entity level control environment.

Our management has discussed the material weakness described above with our Audit Committee. In an effort to remediate the identified material weakness, we have initiated and/or undertaken the following actions:

Management has retained, and will continue to retain, additional personnel with technical knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

Where necessary, we will supplement personnel with qualified external advisors.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the Company’s executive officers and directors as of December 31, 2010:

Directors and Executive Officers	Age	Position

Dr. Shalom Hirschman(1)	75	Chief Executive Officer, Principal Accounting Officer and Chairman
William H. Fleming, Ph.D.(1)	64	Director, CSO & President of Diagnostics

(1)
Drs. Fleming and Hirschman have been elected to hold office until the 2011 annual meeting of stockholders, or until their successor is duly elected or appointed, unless their office is earlier vacated.

William H. Fleming, Ph.D., has served as President of Diagnostics since November 2008, Chief Scientific Officer of the Company since July 2005, and as a Director and Secretary of the Company since February 1994.  Prior to that, he served as Vice President of Diagnostics from August 1997 through July 2005, and as Acting CEO from 2003 until May 2005. From February 1994 through August 1997, Dr. Fleming served as President and Chief Operating Officer. In addition, he was President, Chief Operating Officer and a Director of ProFem from July 1993 until its merger with the Company in June 1994. From April 1992 until July 1993, Dr. Fleming served as an associate with Sovereign Ventures, a healthcare consulting firm; concurrently he served as director of corporate development of Antivirals, Inc., a biotechnology company involved in antisense technology. Dr. Fleming is a director of ERC, a non-profit organization.

Shalom Hirschman, M.D. was appointed Chief Executive Officer and Principal Accounting Officer on December 31, 2010, and has served as a Director of the Company since September 2005. Dr. Hirschman was Professor of Medicine, Director of the Division of Infectious Diseases and Vice-Chairman of the Department of Medicine at Mt. Sinai School of Medicine and the Mount Sinai Hospital. He spent nearly three decades at Mt. Sinai until his retirement. He then became the CEO, President and Chief Scientific Officer of Advanced Viral Research Corp. from which he retired in 2004.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during 2010, no delinquent Section 16 reports were filed with the SEC.

Code of Ethics

The Company has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. A copy of the Company’s code of ethics may also be obtained by any person without charge by sending a written request addressed to: QuantRx Biomedical Corporation, 8920 NE 112th Avenue, Portland, Oregon 97220.

Audit Committee

At December 31, 2010, the Company did not have an audit committee, as the Company’s two directors are not considered independent.  Considering the current suspension of active development of our PAD based products, together with the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are justified and manageable.  Management will, however, periodically reevaluate its position with a view to establishing an audit committee in the event it is deemed to be in the best interests of the Company’s stockholders.

Compensation Committee

The Company does not currently have a compensation committee due to the lack of independent directors.  At such time as the Company actively recruits additional management in connection with the recommencement of active operations, the Board of Directors will establish a compensation committee to administer the Company’s stock option plans and to reestablish general policies relating to compensation.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following Summary Compensation Table sets forth summary information as to compensation received by the Company’s Chief Executive Officer, President, former Chief Executive Officers, and former Chief Financial Officer.
Name And Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)		All other Compensation ($)		Total ($)
Dr. Shalom Hirschman Chief Executive Officer and Principal Accounting Officer	2010	10,000	-		-		-		10,000
	2009	-	-		-		-		-
Barry J. London Former Interim Chief Executive Officer and Director (1)	2010	52,500	-		22,277	(2)	-		74,777
	2009	-
Walter W. Witoshkin Former Chief Executive Office(3)	2010	119,000	-		14,000	(3)	$35,000	(4)	168,000
	2009	260,000	100,000	(4)	318,329	(5)			678,329
Sasha Afanassiev, Former Chief Financial Officer(6)	2010	82,500	-		20,245	(7	$30,000	(7)	132,745
	2009	162,500	50,000	(7)	128,500	(7)	-		341,000
Dr. William Fleming, CSO, President of Diagnostics	2010	157,661	-		29,701		$21,000	(8)	208,362
	2009	151,667	25,000	(8)	89,338		-		291,005

(1)	Mr. London’s consulting agreement was terminated on December 31, 2010.
(2)
Amount reflects settlement of terms in Mr. London’s consulting agreement, including the issuance of 200,000 shares of common stock of the Company valued at $14,000 and transfer of options and warrants to Mr. London to purchase 20,000 shares of common stock of a former subsidiary valued at $8,277.

(3)	Mr. Witoshkin’s employment was terminated on August 24, 2010.
(4)
Amount reflects bonus awarded in July 2009.  Amount was settled in January 2011, together with accrued compensation of $148,000 in consideration for the issuance of 200,000 shares of common stock valued at $14,000 and $35,000 in cash.

(5)	Includes $28,996 related to the issuance of options from a former subsidiary.
(6)	Mr. Afanassiev’s employment was terminated on August 24, 2010.
(7)
Amount reflects bonus awarded in July 2009.  Amount was settled in January 2011, together with accrued compensation of $128,168 in consideration for $30,000 paid in cash and 25,000 options and warrants to purchase common stock of the Company’s former subsidiary, valued at $20,245.

(8)
Amount includes $25,000 for bonus awarded July 2009 that was settled in January 2011, together with accrued compensation of $36,000 in consideration of $21,000 in cash to be paid monthly at $1,750 per month during 2011, 20,000 shares of commons stock of a former subsidiary valued at $12,000 and 40,000 options to purchase common stock in a former subsidiary valued at $17,701.

The amounts in the Option Awards column reflect the dollar amount recognized and expensed for financial statement reporting purposes for the years ended December 31, 2010 and 2009, in accordance with ASC Topic 718 of awards of stock options and thus do not represent aggregate fair value of grants. The Company used the Black-Scholes option price calculation to value the options granted in 2010 and 2009 using the following assumptions: risk-free rate of 2.43% and 3.24%; volatility of 0.72 and 0.70; actual term and exercise price of options granted. See Note 16 to the Financial Statements for more details on option issuances.

The Company used the Black-Scholes option price calculation to value the options and warrants transferred from its former subsidiary using the following assumptions:  risk free interest rate of 2.43; volatility ranging between 131% and 135%; actual term and exercise price of the options and warrants granted.

Employment Agreements

We entered into employment contracts with the above executives that provided for the continuation of salary to the executives if terminated for reasons other than cause or in connection with a change in control of the Company, as defined in those agreements. At December 31, 2010, all employment contracts with the Company had been terminated as of December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Dr. William Fleming, CSO, President of Diagnostics(1)	50,000 110,000 150,000 62,500		100,000 62,500	1.60 0.85 0.31 0.50 0.50	04/03/2016 10/08/2017 01/15/2014 07/24/2014 07/30/2014

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

    There are no outstanding stock awards as of December 31, 2010. Exercise prices of all the above option awards were equal to or exceeded the closing stock price on the date of grant.

    The Company used the Black-Scholes option price calculation to value the options granted in 2010 and 2009 using the following assumptions: risk-free rate of 2.43% and 3.24%; volatility of .72 and 0.70; actual term and exercise price of options granted. See Note 16 to the Financial Statements for more details on option issuances.

Director Compensation

The Company compensates independent members of the Board of Directors cash compensation of $5,000 and 6,250 stock options per Board meeting attended in person, up to a maximum of four meetings per year. All options are granted at year end and have a term of five years and an exercise price equal to the closing stock price on date of grant.

The following table summarizes Director Compensation for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Walter W. Witoshkin(1)	-	-	-	-	-	-	-
Barry J. London(2)	-

William H. Fleming, Ph.D.	-	-	-	-	-	-	-
Dr. Shalom Hirschman	10,000	-	-	-	-	-	10,000

(1)	Mr. Witoshkin resigned from the Board of Directors effective August 24, 2010.
(2)	Mr. London resigned from the Board of Directors effective December 31, 2010.
(3)	During 2010, the Company did not grant stock or option awards to its directors.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2010, concerning the ownership of common stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current member of the Board of Directors of the Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of December 31, 2010	Percentage of Class (2)

William H. Fleming (3)	864,534	1.88%

Shalom Hirschman (4)	518,750	1.13%
Sherbrooke Partners, LLC 570 Lexington Avenue New York, NY 10021	2,830,255	6.14%

(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 59200 NE 112th Avenue, Portland, Oregon 97220.
(2)
The percentage of beneficial ownership of common stock is based on 46,077,630 shares of common stock outstanding as of March 31, 2011 and excludes all shares of common stock issuable upon the exercise of outstanding options or warrants to purchase common stock or conversion of any common stock equivalents, other than the shares of common stock issuable upon the exercise of options or warrants to purchase common stock held by the named person to the extent such options or warrants are exercisable within 60 days of March 31, 2011.

(3)
Ownership includes beneficial ownership of 1,000 shares of common stock held by the executive’s father, 112,500 common stock options currently exercisable, and common stock warrants currently exercisable for 260,000 common shares.

(4)	Ownership includes 18,750 common stock options currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

None.

Director Independence

The Company has determined that neither of its two directors were independent at December 31, 2010, as determined under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by BehlerMick PS  for the audit of our annual financial statements and the reviews of financial statements included in our Forms 10-Q for years 2010 and 2009 were $17,830 and $30,849, respectively.

Audit-Related Fees

During the years ended December 31, 2010 and 2009, no assurance or related services were performed by BehlerMick PS that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the years ended December 31, 2010 and 2009, $2,500 and $2,302 in fees were billed by BehlerMick PS for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2010 and 2009, no fees were billed by BehlerMick PS other than the fees set forth under the captions “Audit Fees” and “Tax Fees” above.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this annual report:

Exhibit No.	Description
2.1	Contribution Agreement, dated July 30, 2009, by and among QuantRx, QN Diagnostics, LLC and NuRx* (incorporated by reference to Exhibit 2.1 filed with Form 8-K on August 5, 2009)
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Form 10-KSB filed on April 16, 2001)
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated November 30, 2005 (incorporated by reference to Exhibit 3.2 filed with Form 10-KSB on March 31, 2006)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 filed with Form 10KSB40/A filed on September 23, 1999)
3.4	Certificate of Amendment to the Bylaws of the Company dated December 2, 2005 (incorporated by reference to Exhibit 3.4 filed with Form 10-KSB on March 31, 2006)
3.5	Certificate of Designation for Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 filed with Form 8-K on August 5, 2009)
3.6	Certificate of Designation for Series B Convertible Preferred Stock
4.1	Form of Warrant to Purchase Shares of Common Stock among the Company and investors (incorporated by reference to Exhibit 4.2 filed with Form 10-KSB on March 31, 2006)
4.2	Form of Warrant to Purchase Common Stock among the Company and investors (incorporated by reference to Exhibit 4.3 filed with Form 10-KSB on March 31, 2006)
4.3	Warrant to Purchase Common Stock, dated November 8, 2005, between the Company and Burnham Hill Partners (incorporated by reference to Exhibit 4.4 filed with Form 10-KSB on March 31, 2006)

4.4	Form of Warrant to Purchase Shares of Common Stock of QuantRx Biomedical Corporation, dated October __, 2007 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 24, 2007)
4.5	Form of Warrant to Purchase Shares of Common Stock of QuantRx issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 4.2 filed with Form 8-K on January 29, 2008).
4.6	Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated June 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.2 filed with Form 8-K on July 28, 2008).
4.7
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

10.2	Form of Warrant to Purchase Common Stock among the Company and investors (incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 12, 2006)
10.3
Investment Agreement, dated as of February 17, 2006, between QuantRx Biomedical Corporation and FluoroPharma, Inc.("Investment Agreement”) (incorporated by reference to Exhibit 10.1 filed with Form 10-QSB/A on December 1, 2006)

10.4	Amendment No. 1, dated as of February 28, 2006, to Investment Agreement (incorporated by reference to Exhibit 10.2 filed with Form 10-QSB/A on December 1, 2006)
10.5	Amendment No. 2, dated as of March 10, 2006, to Investment Agreement (incorporated by reference to Exhibit 10.3 filed with Form 10-QSB/A on December 1, 2006)
10.6
Option Agreement, dated as of February 17, 2006, between QuantRx Biomedical Corporation and FluoroPharma, Inc. ("Option Agreement") (incorporated by reference to Exhibit 10.4 filed with Form 10-QSB/A on December 1, 2006)

10.7	Amendment No. 1, dated as of February 28, 2006, to Option Agreement (incorporated by reference to Exhibit 10.5 filed with Form 10-QSB/A on December 1, 2006)
10.8
Amended and Restated Investors Rights Agreement, dated as of February 17, 2006, by and among QuantRx Biomedical Corporation, FluoroPharma, Inc. and the stockholders of FluoroPharma, Inc. (incorporated by reference to Exhibit 10.6 filed with Form 10-QSB/A on December 1, 2006)

10.9	Stage 2 Investment Agreement, dated as of April 5, 2007, between QuantRx Biomedical Corporation and FluoroPharma, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 19, 2007)
10.10	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007)
10.11	Asset Purchase Agreement, dated July 30, 2009, by and between QuantRx and PRIA (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 5, 2009)
10.12	Development and Services Agreement, dated July 30, 2009, by and between QuantRx and QN Diagnostics, LLC* (incorporated by reference to Exhibit 10.2 filed with Form 8-K on August 5, 2009)
10.13	LLC Agreement, dated July 30, 2009, by and between QuantRx and NuRx (incorporated by reference to Exhibit 10.3 filed with Form 8-K on August 5, 2009)
10.14
Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.4 filed with Form 8-K on August 5, 2009)

10.15
Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.5 filed with Form 8-K on August 5, 2009)

10.16	Employment Agreement, dated July 30, 2009, by and between QuantRx and Walter Witoshkin (incorporated by reference to Exhibit 10.6 filed with Form 8-K on August 5, 2009)
10.17	Employment Agreement, dated July 30, 2009, by and between QuantRx and Sasha Afanassiev (incorporated by reference to Exhibit 10.7 filed with Form 8-K on August 5, 2009)
10.18	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009)

14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)
23.1	Consent of BehlerMick PS
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

QuantRx Biomedical Corporation

Date: April 14, 2011	By:	/s/ Shalom Hirschman
Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 14, 2011	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: April 14, 2011	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director

QUANTRX BIOMEDICAL CORPORATION

FINANCIAL STATEMENTS

To the Board of Directors and Shareholders
QuantRx Biomedical Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of QuantRx Biomedical Corporation as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. QuantRx Biomedical Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s accumulated deficit and lack of revenues raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BehlerMick PS
Spokane, Washington
April 12, 2011

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS
	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$229,944	$376,211
Accounts receivable	4,457	41,128
Accounts receivable – related party	414,179	31,500
Interest receivable – related party	63,689	47,689
Inventories	3,770	4,681
Prepaid expenses	23,409	128,228
Note receivable – related party	200,000	200,000
Total Current Assets	939,448	829,437

Investments	200,000	200,000
Investment in joint venture	-	63,601
Property and equipment, net	109,479	179,590
Intangible assets, net	46,805	59,780
Security deposits	11,093	11,093
Total Assets	$1,301,825	$1,343,501

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$437,587	$749,225
Accounts payable – related party	193,987	-
Accrued expenses	168,000	233,000
Deferred revenue – related party	-	337,160
Security deposit	2,000	2,000
Total Current Liabilities	801,574	1,321,385
Notes payable, long-term	44,000	44,000
Total Liabilities	845,574	1,365,385

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 0 and 25,000,000, authorized shares, respectively; Series A-1 convertible preferred shares: 0 and 4,060,397 shares issued and outstanding, respectively	-	40,604
Preferred stock; $0.01 par value, 20,500,000 and 0 authorized shares, respectively; Series B convertible preferred shares: 17,916,228 and 0 shares issued and outstanding, respectively	179,162	-
Common stock; $0.01 par value; 150,000,000 authorized; 44,427,630 shares issued and outstanding	444,276	444,276
Common stock to be issued	128,000	-
Additional paid-in capital	47,524,761	47,756,355
Accumulated deficit	(47,819,948)	(48,263,119
Total Stockholders’ Equity (Deficit)	456,251	(21,884

Total Liabilities and Stockholders’ Equity (Deficit)	$1,301,825	$1,343,501

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Revenues	$63,717	$486,005
Revenues – related party	1,429,960	2,065,264
Total Revenues	1,493,677	2,551,269

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	375	27,853
Sales, general and administrative	1,120,338	2,013,082
Professional fees	768,664	497,582
Research and development	1,536,057	2,324,286
Amortization	12,976	22,402
Depreciation	60,035	70,082
Total Costs and Operating Expenses	3,498,445	4,955,287

Loss from Operations	(2,004,768)	(2,404,018)

Other Income (Expense):
Interest and dividend income	22,016	40,095
Interest expense	(7,641)	(465,027)
Rental income	2,750	20,798
Amortization of debt discount to interest expense	-	(361,666)
Amortization of deferred finance costs to interest expense	-	(8,693)
Loss from deconsolidation of subsidiary	-	(43,286)
Loss from deconsolidated subsidiary	-	(272,579)
Loss from joint venture	(63,601)	(1,002,760)
Gain on sale of investments	2,254,374	-
Net gain (loss) on disposition of assets	9,028	1,363,640
Gain on settlement of accrued payroll	252,440	-
Gain on settlement of accounts payable	366,590	-
Total Other Income (Expense), net	2,835,956	(729,478)

Income (Loss) Before Taxes	831,188	(3,133,496)

Provision for Income Taxes	-	-

Net Income (Loss)	$831,188	$(3,133,496)

Series A Preferred Dividend	388,017	-
Net Income (Loss) Available to Common Shareholders	443,171	(3,133,496)

Basic and Diluted Net Income (Loss) per Common Share	$0.01	$(0.07)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	44,427,630	43,676,575

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$831,188	$(3,153,496)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	60,613	92,484
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	-	370,359
Expenses related to employee stock based compensation	74,891	582,792
Expenses related to options issued to non-employees	-	4,083
Expenses related to common stock warrants issued for consulting	250	7,499
Expenses related to common stock issued for consulting	-	69,000
Non-cash fair value of warrants issued for interest	-	73,825
Non-cash fair value of warrants issued as compensation	-	100,050
Non-cash fair value of common stock issued as settlement of accrued expenses	128,000	-
Non-cash gain on preferred stock exchanged	(330,360)	-
Non-cash fair value of common stock issued for interest	-	78,000
Loss from deconsolidation of subsidiary	-	315,865
Loss from joint venture	63,601	1,022,760
Net gain on disposition of assets and investments	(1,890,816)	-
Net gain on settlement of accounts payable	(366,590)	-
Net gain on settlement of accrued compensation	(252,440)	-
Gain(loss) on disposition of assets		(1,363,640)
Issuance of convertible notes for accrued interest	-	175,895
Issuance of preferred stock for accrued interest	-	60,823
Interest income settled in common stock of former subsidiary	-	(18,000)
(Increase) decrease in:
Accounts receivable	(346,008)	(26,868)
Interest receivable	(16,000)	(16,000)
Inventories	911	35,457
Prepaid expenses	104,819	(43,685)
Deposits	-	581
Security deposits	5,000	(426)
Increase (decrease) in:
Accounts payable	248,939	84,206
Accrued expenses	392,445	149,358
Deferred revenue	(337,160)	278,379

Net Cash Used by Operating Activities	(1,833,722)	(1,116,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from the sale of investments	1,655,954	-
Cash paid for purchases of fixed assets	-	(27,870)
Cash paid for intangible assets	-	(250,000)
Cash proceeds from sale of equipment	31,501
Cash advances to subsidiary prior to deconsolidation	-	(13,800)

Net Cash Provided (Used) by Investing Activities	1,687,455	(291,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of bridge notes	-	430,000
Proceeds from issuance of promissory notes	-	250,000
Proceeds from issuance of senior secured convertible notes	-	425,000
Repayment of short-term debt	-	(1,347,199)
Distribution from a joint venture	-	2,000,000
Payments on loan payable used to finance equipment purchase	-	(5,731)
Payment of payables related to asset acquisition deposit	-	(25,000)
Payment of payables related to fixed asset purchase	-	(8,803)

Net Cash Provided by Financing Activities	-	1,718,267

Net Increase (Decrease) in Cash and Cash Equivalents	(146,267)	310,398
Net Cash of Deconsolidated Subsidiary	-	(413)
Cash and Cash Equivalents, Beginning of Period	376,211	66,226

Cash and Cash Equivalents, End of Period	$229,944	$376,211

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$7,449	$71,634
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Elimination of deconsolidate subsidiary accounts:
Prepaid expenses	$-	$104,506
Property and equipment, net	$-	$274,404
Intangible assets, net	$-	$1,907,193
Deposits	$-	$3,565
Accounts payable	$-	$1,311,839
Accrued expenses	$-	$215,050
Additional paid-in-capital	$-	$479,129

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number	Amount	Additional	Stock		Total
			of Shares		Paid-in Capital	to be Issued	Accumulated Deficit	Stockholders’ Equity

BALANCE, DECEMBER 31, 2008	-	$-	42,886,380	$428,863	41,549,234	$-	(45,109,623)	(3,131,526)
	-
Fair value of employee stock based compensation for options issued	-	-	-	-	263,892		-	263,892
Fair value of employee stock based compensation for common stock warrants issued	-	-	-	-	318,900		-	318,900
Fair value of options issued to non-employees	-	-	-	-	4,083		-	4,083
Fair value of common stock issued for consulting	-	-	150,000	1,500	67,500		-	69,000
Fair value of common stock warrants issued to non-employees for consulting	-	-	-	-	107,549		-	107,549
Fair value of common stock warrants issued to settle accounts payable	-	-	-	-	195,000		-	195,000
Incremental fair value of modified warrants for interest	-	-	-	-	6,250		-	6,250
Fair value of warrants issued for interest	-	-	-	-	72,075		-	72,075
Fair value of common stock issued for interest	-	-	200,000	2,000	76,000		-	78,000
Fair value of common stock issued with senior secured convertible notes	-	-	306,250	3,063	82,740		-	85,803
Fair value of warrants issued with senior secured convertible notes	-	-	-	-	33,487		-	33,487
Fair value of embedded beneficial conversion feature of convertible notes	-	-	-	-	6,325		-	6,325
Fair value of common stock issued with promissory notes	-	-	185,000	1,850	49,998		-	51,848
Fair value of warrants issued with promissory notes	-	-	-	-	39,666		-	39,666
Issuance of preferred stock to settle short-term debt and accrued interest	4,060,397	40,604	-	-	4,019,785		-	4,060,389
Issuance of common stock for asset acquisition - PRIA	-	-	700,000	7,000	343,000		-	350,000
Fair value of warrants issued in conjunction with joint venture formation	-	-	-	-	1,000,000		-	1,000,000
Elimination of deconsolidated subsidiary additional paid in capital	-	-	-	-	(479,129)		-	(479,129)
Net loss for the year ended December 31, 2009	-	-	-	-	-		(3,153,496)	(3,153,496)

BALANCE, DECEMBER 31, 2009	4,060,397	$40,604	44,427,630	$444,276	$47,756,355	$-	$(48,263,119)	$(21,884)

Series A-1 Preferred Stock Dividend	388,017	3,880			384,137		(388,017)	-
Cancelation of Series A-1 Preferred Stock	(4,448,414)	(44,484)			(3,954,041)			(3,998,525)
Issuance of Series B Convertible Preferred Stock	17,916,228	179,162			3,291,168			3,470,330
Common stock to be issued in connection with settlement agreements						128,000	-	128,000
Fair value of common stock options	-				46,892		-	46,892
Fair value of warrants issued in conjunction with joint venture formation	-				250		-	250
Net income for the year ended December 31, 2010	-	-	-	-	-		831,188	831,188

	17,916,228	$179,162	44,427,630	$444,276	$47,652,761	$128,000	$47,652,761	$456,251

The accompanying notes are an integral part of these financial statements

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Recent Developments

During 2010, the Company’s activities were principally focused on the development of QN Diagnostics, LLC, a Delaware limited liability company (“QND”) jointly owned by the Company and NuRx Pharmaceuticals, Inc. (“NuRx”), and, to a lesser degree, the development of the Company’s PAD based products for the Over-the-Counter (“OTC”) and Point-of-Care (“POC”) markets based on its patented technology platforms.  Due to the pending litigation with QND, discussed below, and the Company’s financial condition, the Company has currently suspended active development of our PAD based products pending the resolution of the litigation with NuRx, and the development of a financing and operating plan necessary to allow the Company to capitalize on its innovative PAD technology.  In the interim, management of the Company has substantially reduced operating and other expenses, has negotiated settlements of liabilities totaling in excess of $1.10 million, in consideration for the issuance of 1,250,000 shares of the Company’s common stock, $223,832 in cash, and $86,000 of accrued liabilities that were paid in January 2011.  Additionally, the Company settled certain of its accrued obligations with its executive officers with an exchange of shares, options and warrants of a related party valued at $88,223.  These settlements were necessary for the Company to continue as a going concern.  Management is also currently negotiating a settlement with NuRx relating to QND.

Overview

The Company has developed and ultimately intends to commercialize its innovative PAD based products for the OTC and POC markets based on its patented technology platforms, and its genomic diagnostics, based on its patented PADKit® technology for the worldwide healthcare industry. These platforms include: inSync®, Unique™, PADKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.  These products are intended for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs.  The Company’s efforts to commercialize its products, however, are currently contingent on the development of a financing and operating plan focused on the commercialization of the Company’s PAD technology.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities.  This plan was necessary in order for the Company to continue as a going concern.

The Company’s POC lateral flow diagnostics technology has been fully transferred to QND and all product development is currently conducted through QND, which has ownership and full rights to the Company’s lateral flow technology.  QND was formed to develop and commercialize products incorporating the Company’s lateral flow strip technology and related lateral flow strip readers for both the human and veterinary laboratory POC markets. The Company and NuRx, which originally formed a joint venture for the express purpose of this development, are currently involved in litigation regarding the achievement of certain milestones, the requirement to make certain sustaining capital contributions, as well as certain governance matters related to the joint venture.

During the year ended December 31, 2010, the Company had minority investments in Genomics USA, Inc. (“GUSA”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets, and FlouroPharma, Inc. (“FlouraPharma”), which is developing molecular imaging agents for Positron Emission Tomography (“PET”) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.   As a result of certain financing transactions, the Company has divested all but a nominal equity interest in FluoraPharma.

The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GUSA.

The Company’s current strategy is to settle its litigation with NuRx relating to QND, and to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products through corporate partners and distributors; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GUSA.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on the resolution of its litigation with NuRx relating to QND and maintaining the Company as a going concern.  No assurances can be given that any the terms of any settlement with NuRx will be favorable, or that the Company will successfully retain its current interest in QND.

Effective May 5, 2009, QuantRx and FluoroPharma executed transactions that resulted in QuantRx no longer having a controlling ownership interest, resulting in the deconsolidation of FluoroPharma and the Company’s periodic sales of its equity interest in FluoraPharma as a means to finance its continuing operations. QuantRx has restated its financial statements as of January 1, 2009, to reflect the results of its former subsidiary as a one-line item, and effective for 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. In 2010, as a result of the divestiture of substantially all of our investment, our investments are reflected as an available sale investment.  See Note 8 for additional information. When used in these notes, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Biomedical Corporation, a Nevada corporation.

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

Management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about our ability to continue as a going concern. We are currently pursuing various funding options, including licensing opportunities and the sale of investment holdings, as well as a strategic or other transaction with our joint venture partner, to obtain additional funding to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be successful in our efforts. Should we be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

The Company believes that its ability to recommence operations and therefore continue as a going concern is dependent upon its ability to do any or all of the following:

	settle the litigation with NuRx relating to the Company’s interest in QND;

	consummate a strategic transaction with our joint venture partner;

	obtain adequate sources of funding to pay unfunded operating expenses and fund long-term business operations;

	manage or control working capital requirements by reducing operating expenses; and

	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (GAAP) and have been consistently applied in the preparation of the financial statements.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the year ended December 31, 2010 and 2009 of $49,892 and $582,792, respectively.

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

In the case of modifications, the Black-Scholes model is used to value the warrant on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification determines the incremental value. The Company has modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values. When modified in connection with a note issuance, the Company recognizes the incremental value as a part of the debt discount calculation, using its relative fair value in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.” When modified in connection with note extensions, the Company recognized the incremental value as prepaid interest, which is expensed over the term of the extension.

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

Accounts, Notes and Interest Receivable and Allowance for Bad Debts

The Company carries its receivables at net realizable value. Interest on notes receivable is accrued based upon the terms of the note agreement. The Company provides reserves against receivables and related accrued interest for estimated losses that may result from a debtor’s inability to pay. The amount is determined by analyzing known uncollectible accounts, economic conditions, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve.  At December 31, 2010, the Company has determined that its Accounts, Notes and Interest Receivable outstanding are deemed to be collectible, and accordingly has not recorded a reserve for the year ended December 31, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2010 and 2009.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2010 and 2009, our cash was not in excess of these limits.

The Company has contributed substantially all of its intellectual property assets relating to lateral flow diagnostic testing to QND, a joint venture which we do not control. The operations of QND have a significant impact on the Company’s financial statements.

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

As of December 31, 2010, the Company had outstanding options exercisable for 570,500 shares of its common stock, warrants exercisable for 11,861,466 shares of its common stock, and preferred shares convertible into 17,916,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the year ended December 31, 2010.

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

		At December 31, 2010 Fair Measurements Using
Description	Year Ended 12/31/2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Investment in FluoroPharma	$-	-	$-	$(43,286)
Investment and Note Receivable from GUSA	$400,000	-	$400,000	-

Recognized in earnings				$(43,286)

            At the time of FluoraPharma’s deconsolidation, the fair market value of the Company’s remaining noncontrolling interest was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in the Company writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286 in accordance with ASC Topic 810. In determining fair value of our investment and note receivable from GUSA, the Company estimated fair value based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

As of December 31, 2010, the Company had 185,000 options and 249,278 warrants to purchase common stock of FluoraPharma with exercise prices of $0.75 and $1.50, respectively and expiring at various dates in 2014.  The Company has estimated the fair value of the options and warrants at $88,514 and $108,008, respectively, in accordance with ASC Topic 820, Level 3.  The Company deems the value of the options and warrants to be fully impaired at December 31, 2010.

Impairments

The Company assesses the impairment of long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” (“ASC Topic 360-10-35”). The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company holds investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. The Company records an investment impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

In accordance with ASC Topic 360-10-35, the Company has recorded an impairment on the fair value of the options and warrants held in FlouroPharma as of December 31, 2010.  The Company deems these options and warrants impaired due to the absence of a market for the common stock of FlouroPharma at December 31, 2010.

Management determined that no impairments were required during the year ended December 31, 2009.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2010 or 2009, and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2010 or 2009. See Note 13, Income Taxes.

Intangible Assets

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the years ended December 31, 2010 and 2009, totaled $12,976 and $22,402. The estimated aggregate amortization expense for 2011 through 2014 is $7,412 for each year.

Noncontrolling Interest

In January 2009, we adopted an amendment to ASC Topic 810 “Consolidation”, which required us to make certain changes to the presentation of our financial statements. This amendment required noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. The statement required that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance; if this would result in a material change to net income, pro forma financial information is required. As of January 1, 2009, the Company presented its financial statements in accordance with this statement.

On May 5, 2009, the Company and FluoroPharma reorganized their relationship by terminating their investment and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoroPharma by third parties, the Company agreed to convert all outstanding receivables from FluoroPharma into common stock of FluoroPharma. As a result of these transactions and the third party investment, the Company’s ownership interest in FluoraPharma’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation and a loss at deconsolidation in accordance with ASC 810.  See Note 8 for additional details.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2010 and 2009 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $47,638 and $70,082 for the years ended December 31, 2010 and 2009. Expenditures for repairs and maintenance are expensed as incurred. See Note 6.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605).” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This update will be effective in the second quarter of 2010. Adoption of this update is not anticipated to have a material impact on the Company’s results of operation or financial position.

 In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. Adoption of this update did not have any impact on the Company’s results of operation or financial position.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements.”  The guidance modifies the fair value requirements of ASC 605-25 by providing principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance will be effective for revenue arrangements entered into or materially modified during 2010.  Adoption of this update did not have any impact on the Company’s results of operation or financial position.

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the year ended December 31, 2009 to conform to the presentation of the financial statements for the year ended December 31, 2010. The reclassifications were to reflect the retrospective adoption of ASC Topic 810.

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

QN Diagnostics, LLC

On July 30, 2009, the Company and QND entered into a Development and Services Agreement (“Development Agreement”), pursuant to which QND pays a monthly fee to the Company in exchange for the Company providing all services related to the development, regulatory approval and commercialization of lateral flow products. The revenue recognized by the Company associated with the Development Agreement in 2010 and 2009 were $1,429,960 and $2,065,264, respectively.  The expenses related to the Development Agreement for 2010 and 2009 were $1,429,960 and $2,065,264, respectively. Expenses are included in each appropriate expense category. At December 31, 2009, the Company had deferred revenue of $337,160, which was recognized in the first quarter of 2010.

CytoCore, Inc.

On May 19, 2008, the Company and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of the Company. The agreement specified monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  The Company received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and was amortized into revenue over the expected development period of the agreement.  In January, 2010, the agreement was amended for $80,000 to be paid to the Company monthly. In August 2010, the Company terminated the agreement for non-payment returning the Company’s rights under this agreement pursuant to the default clause in the agreement.  On December 31, 2010, the Company recognized revenue of $36,000 and $119,897 in the years ended December 31, 2010 and 2009 related to this agreement.

Development Agreements and Royalties

In 2007, the Company entered into two development agreements to develop rapid test POC products in oral care for ALT BioScience (ALT), and an at-home diagnostic test jointly with Church & Dwight Co., Inc. In 2010 and 2009, the Company recognized revenues of approximately $0 and $180,000 related to these development agreements in accordance with its revenue recognition policies, and costs of approximately $1,800 and $100,000.

The ALT agreement, and subsequent renewals, commenced March 2007 and stipulated an up-front fee, recognized over the initial five month term, and monthly fees. Currently, the agreement is on a month-to-month basis, subject to termination with 45 days notice. The agreement grants the Company certain manufacturing rights for the developed products, which shall be negotiated in good faith in a separate manufacturing agreement upon the completion of design and verification testing. These manufacturing rights will survive any potential termination of the development agreement. Effective August 1, 2009, the Company is providing the development service to ALT through QN Diagnostics, LLC under the terms of its operating agreement with QN Diagnostics, and as such, these revenues were recognized by QND.

In July 2010, ALT notified the Company that it was without operating capital, and could no longer support the Company’s efforts.  The Company curtailed all work and reduced staff accordingly.  The Company recorded Bad Debt Expense of $200,026 related to this agreement.

The Church & Dwight agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, the Company entered into a Technology License Agreement with Church & Dwight Co., Inc.  Under the terms of the agreement, Church & Dwight acquired exclusive world-wide rights to use certain Company technology related to the jointly developed test. Under the ten-year agreement, the Company received royalties on net sales of the product of $26,815 and $81,426 in 2010 and 2009, respectively.

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

On July 30, 2009, the Company and NuRx Pharmaceuticals, Inc. (NuRx) entered into agreements to form QND, a Delaware limited liability company. Pursuant to the agreements, the Company contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology with a fair value of $5,450,000, and NuRx contributed $5,000,000 in cash to QND.  Following the respective contributions by NuRx and the Company to the joint venture, NuRx and the Company each own a 50% interest in QND.  The purpose of the joint venture is to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

QND is currently managed by a board consisting of two Company designees and two NuRx designees.  Subject to certain exceptions, board decisions are made by majority vote, provided that the Company and NuRx have veto rights with respect to certain matters. Since the Company does not have control of QND, the Company accounts for the investment in QND utilizing the equity method of accounting.

Under the terms of the agreements, QND made a $2,000,000 cash distribution to the Company. The Company is committed to further capital contributions aggregating $1.55 million, comprised of: payment of milestone payments with PRIA Diagnostics (see Note 5) in Company common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions will be made by the Company and NuRx on an equal basis.

The Company and QND also entered into the Development Agreement, pursuant to which QND shall pay a monthly fee to the Company in exchange for the Company providing all services related to the development, regulatory approval and commercialization of lateral flow products.

In connection with these transactions, NuRx received two warrants to purchase 2,000,000 shares of Company common stock each, for an aggregate of 4,000,000 shares of Company common stock (fair value $1,000,000).  The warrants expire on July 30, 2014 and have an exercise price of $0.50 and $1.25, respectively.

The Company recognized a gain on the contribution of the intellectual property of $1.36 million, representing the net gain of $4.72 million from the disposition, reduced by the fair value of warrants issued to NuRx ($1.0 million) and the elimination of the portion of the intercompany gain associated with the Company’s 50% interest in QND ($2.36 million).

Summarized financial information for QND for July 30, 2009 (inception) through December 31, 2009, is as follows: current assets: $1,064,000; noncurrent assets: $5,251,000; total assets: $6,315,000; current liabilities: $97,000; revenues and gross profit: $125,000; net loss: $2,232,000.  The Company recorded losses from QND under the equity method of $1,023,000, representing the Company’s 50% portion of QND’s net loss, adjusted for an amortization modification based upon the Company’s basis in the contributed assets.  There were no other intercompany profits to eliminate.

5.	PRIA ASSET PURCHASE AGREEMENT

On July 30, 2009, the Company executed an asset purchase agreement with PRIA Diagnostics, LLC, pursuant to which PRIA agreed to sell to the Company certain of PRIA’s patents, trademarks, other intellectual property assets and certain fixed assets. The aggregate purchase price for such assets was $725,000, comprised of cash and shares of Company common stock.

Under the asset purchase agreement, the Company is required to make additional contingent payments, in the form of cash and common stock, upon the occurrence of certain milestone events.  Such cash milestone payments will be made by QND (see Note 4).  In addition, QND is required to pay royalties to PRIA on a quarterly basis upon the commercialization of a product utilizing the acquired technologies for five years from the initial sales date of the first such product sold.  The Company also agreed under the asset purchase agreement to offer to PRIA the first opportunity to manufacture certain products utilizing the acquired technologies before entering into any agreement or arrangement with a third party to manufacture such products.

6.	OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2010 and 2009 consist of:

	2010	2009
Prepaid expenses:
Prepaid consulting – related party (See Note 17)	$-	$83,375
Prepaid insurance	17,386	22,960
Prepaid rent	-	16,533
Other	6,023	5,360
Prepaid expenses	$23,409	$128,228

Property and equipment:
Computers and office furniture, fixtures and equipment	$90,660	$124,877
Machinery and equipment	173,295	181,347
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(246,709)	(218,867
Property and equipment, net	$109,479	$179,590

Accrued expenses:
Payroll and related	$86,000	$175,000
Professional fees	82,000	41,500
Other	-	16,500
Accrued expenses	$168,000	$233,000

7.	NOTES RECEIVABLE

Genomics USA, Inc.

In January 2007, the Company advanced $200,000 to Genomics USA, Inc. (GUSA) through an 8% promissory note due April 8, 2007. The note is currently convertible at the Company’s discretion into 10% of GUSA’s outstanding capital stock. The Company continues to explore the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note continued to accrue interest. The Company accrued interest of $16,000 per year on this note for the years ended December 31, 2010 and 2009.  At December 31, 2010 and 2009, the Company had interest receivable on this note of $63,689 and $47,689, respectively.

8.	INVESTMENTS

FluoroPharma, Inc.

On May 5, 2009, the Company and FluoroPharma reorganized their relationship by terminating their investment and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FluoroPharma to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FluoroPharma, the Company agreed to convert all outstanding receivables from FluoroPharma, consisting of previously issued notes and related accrued interest and advances in the aggregate amount of $1,568,567, into 1,148,275 shares of common stock of FluoroPharma. As a result of these transactions and the third party investment, the Company’s ownership interest in FluoroPharma’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation and the Company’s periodic sales of its equity interest in FluoraPharma as a means to finance its continuing operations. Subsequent to the termination of the agreements between the Company and FluoroPharma, the Company has no continuing obligations or commitments to FluoroPharma.

At May 5, 2009, the Company’s remaining net basis of the investment in FluoroPharma, inclusive of receivables from FluoroPharma, was $43,286, after taking into account previously recorded losses of $5,056,304 ($272,579 in 2009) related to the consolidated results of FluoroPharma. These losses have been included in our consolidated financial statements commencing April 1, 2007, the original date of consolidation, through May 4, 2009, and are net of losses allocated to the then noncontrolling (formerly minority) interests as applicable. On May 5, subsequent to the execution of the aforementioned transactions which led to the deconsolidation of FluoroPharma, the Company’s ownership of the outstanding capital stock of FluoroPharma was reduced to a noncontrolling interest of approximately 45.55%. At deconsolidation the fair market value of The Company’s remaining noncontrolling interest in FluoroPharma was $842,876, based on the third party investment; however, FluoroPharma had a deficit equity balance, which resulted in the Company writing off the remaining basis in the investment of $43,286 and recording a loss from deconsolidation of $43,286 in accordance with ASC Topic 810.

Effective May 5, 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. At December 31, 2009, the Company owned 39.81%, of the issued and outstanding capital stock of FluoroPharma. However, at December 31, 2009, due to FluoroPharma’s issuance of a separate class of common stock in 2009, the Company held 17.53% of the voting rights of FluoroPharma.

At December 31, 2009, FluoroPharma’s summarized financial information was estimated as follows: current assets: $62,000; noncurrent assets: $130,000; total assets: $192,000; current and total liabilities $1,255,000; expenses and net losses for the period of May 5 through December 31, 2009 were $748,000. The Company’s allocation of FluoroPharma’s net loss for the period commencing May 5 through December 31, 2009, was not recorded ($314,000), since the remaining investment in FluoroPharma had a carrying value of $0 as of the deconsolidation of FluoroPharma at May 5, 2009.

From January 2010 to August 2010, the Company entered into certain agreements with certain investors pursuant to which the Company sold 1,155,000 shares of common stock of FluoraPharma to such investors at a price of $0.75 per share, resulting in aggregate proceeds of $866,250.

During October 2010, the Company entered into certain agreements with certain investors, pursuant to which the Company exchanged substantially all of its equity interest in FluoraPharma and shares of newly created Series B Preferred with a stated value of approximately $177,000 for and in consideration for cash aggregating $789,704, and the termination of certain shares of Series A-1 Preferred with a stated value of approximately $4.45 million (the “Exchange”).   Contemporaneously with the consummation of the Exchange, on November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred with the Nevada Secretary of State, as no shares or such preferred stock were issued and outstanding following the Exchange.

In December 2010, the Company reserved its remaining 20,000 shares of common stock of FluoraPharma for issuance to an executive to settle amounts due that executive.

As of December 31, 2010, the Company had 185,000 options and 249,278 warrants to purchase common stock of FluoraPharma with exercise prices of $0.75 and $1.50, respectively and expiring at various dates in 2014.  The Company has estimated the fair value of the options and warrants at $88,514 and $108,008, respectively.  The Company deems the value of the options and warrants to be fully impaired at December 31, 2010.

 Genomics USA, Inc.

In May 2006, the Company purchased 144,024 shares of GUSA common stock for $200,000. As of December 31, 2010 and 2009, the Company owned 12% of the issued and outstanding capital stock of GUSA.

The Company uses the cost method to account for this investment since the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized for the years ended December 31, 2010 and December 31, 2009.

9.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Website development	-	40,750
Less: accumulated amortization	(44,199)	(71,974)
Intangibles, net	$46,085	$59,780

Patent under Licensing

In 2006, the Company entered into a patent license agreement with The Procter & Gamble Company, effective July 1, 2006. The agreement licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings. The term of the agreement is five years with a five year automatic renewal option. In consideration of this agreement, the Company paid a one-time, non-refundable engagement fee, and pays royalties based on net sales of such licensed products.

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

Website

During 2010, the Company discontinued its website.  At December 31, 2010, the website costs were fully amortized.

10.	SHORT-TERM NOTES PAYABLE

At December 31, 2010, the Company had no short-term notes payable.  In July 2009, the Company made full settlement with all holders of the Company’s convertible and promissory notes, and obtained the release of all security interests in the Company assets granted to those note holders.  In connection with the full settlement of these notes and the release of all liens in favor of such note holders, each note holder received either cash in an amount equal to the outstanding principal and accrued interest, shares of the newly created Series A-1 convertible preferred stock (see Note 14), or a combination of both. In the aggregate, $1,335,156 was paid and 4,060,397 shares of Series A-1 convertible preferred stock with a fair value of $4,060,397 were issued to the note holders to settle the outstanding $5,281,765 in convertible and promissory notes and $113,778 in related accrued interest.

The following describes the convertible and promissory notes. The Company used the net proceeds from each offering for product development, working capital and general corporate purposes. The Black-Scholes option pricing model was used to calculate the fair values of all warrants issued or modified in connection with these notes. See Note 3.

2008 Senior Secured Convertible Notes

 In the first quarter of 2008, the Company issued 10% senior secured convertible notes (the “2008 Notes”) to certain accredited investors.  In connection with the private placement, the Company issued notes in the aggregate principal amount of $2,157,247 and warrants with a five-year term to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25. The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise.

In the event the Company did not complete a qualified financing and holders did not voluntarily convert, The Company was to repay the outstanding principal balance and accrued and unpaid interest on January 23, 2009. All holders extended this maturity date to July 31, 2009. Interest on the outstanding principal amount of the 2008 Notes was payable quarterly in cash or, at the holders’ option, in additional 10% senior secured convertible notes with a principal amount equal to the calculated interest amount. In connection with the financing and in accordance with the terms of the convertible promissory notes issued in 2007 (2007 Notes), the holders representing $1,000,000 face value of the Company’s 2007 Notes exchanged their notes at 115% of the outstanding principal and accrued and unpaid interest as payment toward the purchase price of the 2008 Notes purchased by such holders. Accordingly, the Company issued notes in the financing in the aggregate principal balance of $1,157,247 to the former holders upon their surrender of the 2007 Notes.  In the aggregate, the Company received gross cash proceeds of $1,000,000 in connection with the issuance of the 2008 Notes.

 The Company determined that the terms of the 2008 Notes were “substantially different” from the terms of the 2007 Notes based on the greater than 10% change in the present value of the cash flows associated with the 2008 Notes and the 2007 Notes. As a result, the Company recorded the 2008 Notes issued in exchange for the 2007 Notes at fair value on the date of issuance and recorded a loss on extinguishment of $439,445, which includes $189,101 and $99,399 representing the remaining unamortized debt discount and deferred finance costs related to the 2007 Notes, respectively. The Company also remeasured the intrinsic value of the beneficial conversion feature embedded in the 2007 Notes at the time of extinguishment and determined that it had no value as the closing stock price on the date of extinguishment was less than the effective conversion price; therefore no allocation of the reacquisition price for the repurchase of the beneficial conversion feature embedded in the 2007 Notes was required. Additionally, there were no warrants issued to the holders of the 2007 Notes related to their exchange of 2007 Notes for 2008 Notes.

 The cash proceeds from the 2008 Notes issued in the first quarter of 2008 of $1,000,000 were allocated between the notes and the warrants on a relative fair value basis. The Company allocated $122,035 of the principal amount of $1,000,000 to the warrants as original issue discount, which represented the relative fair value of the warrants at the date of issuance.

The conversion option embedded in the 2008 Notes described above was not considered a derivative instrument and was not required to be bifurcated since it is indexed to the Company’s stock and is classified as stockholders’ equity. Equity classification of the embedded conversion option is met. The Company also concluded that while the embedded conversion option is not required to be bifurcated, the instruments do contain a beneficial conversion feature, as the share prices on the dates of issuance exceeded the effective conversion price of the embedded conversion option. The Company measured the intrinsic value of the embedded conversion option ($647,760) based upon the effective conversion price as the allocated proceeds divided by the number of shares to be received on conversion. This amount was recorded as original issue discount.

In association with the issuance of the 2008 Notes, the Company issued warrants to purchase 100,000 shares of common stock at $1.10 per share valued at $55,750 to the placement agent, and also incurred cash commissions of $70,000 and legal fees of $7,500 in connection with the private placement, resulting in total deferred debt financing costs of $133,250.

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

In the second quarter of 2009, the Company issued additional 2008 Notes maturing July 31, 2009 aggregating $835,672 with substantially the same terms as the original 2008 Notes. The notes were issued to one holder of “2008 Promissory Notes” (see below) in full settlement of $707,890 in 2008 Promissory Notes due to mature in the second quarter of 2009, and related accrued interest of $27,782, as well as additional principal of $100,000. In connection with the issuance of these notes, the Company granted 225,000 shares of common stock (fair value of $63,000; relative fair value of $56,698) and warrants with a five year term to purchase 150,000 shares of common stock at an exercise price of $0.55 (fair value of $19,500; relative fair value of $17,839). There was no calculated beneficial conversion feature and there were no deferred finance costs for these notes.

The accounting for the additional 2008 Notes is consistent with the original 2008 Notes. The cash proceeds from these additional 2008 Notes of $725,000 were allocated between the notes, common stock, new and modified warrants, as applicable, on a relative fair value basis. The Company allocated the relative fair values of the common stock ($93,620), new warrants ($52,406), and modified warrants ($30,131) at the date of issuance to original issue discount. Additionally, the beneficial conversion feature of $7,752 associated with the additional 2008 Notes was accounted for as original issue discount.

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

2008 Secured Promissory Notes Payable

In the second quarter of 2008, the Company issued to certain accredited investors 8% senior secured promissory notes (the “2008 Secured Promissory Notes) in the aggregate principal amount of $550,000, and an aggregate of 137,500 shares of common stock and warrants with a five-year term to purchase 137,500 shares of common stock warrants at a per share exercise price of $0.85.  The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise. The 2008 Secured Promissory Notes were originally due on September 15, 2008, along with all accrued and unpaid interest. The cash proceeds from the 2008 Secured Promissory Notes of $550,000 were allocated between the notes, common stock and warrants on a relative fair value basis. The Company allocated $79,806 and $58,050 of the principal amount of $550,000 to the common stock and warrants as original issue discount, which represented the relative fair values of each at the date of issuance. In association with the issuance of the 2008 Secured Promissory Notes, the Company issued warrants to purchase 100,000 shares of common stock at $0.85 per share valued at $64,000 to the placement agent, and also incurred cash commissions of $55,000 in connection with the private placement resulting in total deferred finance costs of $119,000.

The fair value of the warrants issued to placement agents and the cash commissions were recorded as deferred financing costs. The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs were amortized to interest expense over the original term of the 2008 Secured Promissory Notes.

On the original maturity date, September 15, 2008, one note for $100,000 was settled in full and the Company negotiated monthly extensions of one to three months on the remaining notes. At September 15, 2008, the Company granted an aggregate of 22,500 shares of common stock (fair value $11,475) and warrants to purchase 22,500 shares of common stock with a five year term and an exercise price of $0.85 (fair value $9,000) for a one-month extension. The second and third one-month extensions were executed on October and November 15, 2008, on 2008 Secured Promissory Notes with an aggregate principal of $150,000.  In consideration for these stages, the Company granted an aggregate of 15,000 shares of common stock (fair value $5,250) and warrants to purchase 15,000 shares of common stock (fair value $3,900) with a five year term and an exercise price of $0.85. The consideration for the extensions was recognized as prepaid interest and was amortized over the extension periods. On December 15, 2008, when these Notes matured, the holders agreed to extend the maturity date to July 31, 2009. In consideration for one of these seven and a half month extensions, the Company modified the holder’s warrants to purchase 20,000 shares of common stock by reducing the exercise price from $0.85 to $0.55. The incremental value of this modification was $400, which was recorded as prepaid interest and was amortized over the term of the extension as interest expense.

On October 15, 2008, the Company executed an eleven-month extension with a holder of a $100,000 2008 Secured Promissory Note.  In consideration for this extension, The Company granted 75,000 shares of common stock with a fair value of $22,500, which was recorded as prepaid interest and was being expensed over the term of the extension, with the remaining balance expensed at settlement in July 2009.

The Company executed an extension with a holder of a $200,000 2008 Secured Promissory Note as of October 15, 2008, extending the maturity dates as follows: $50,000 and related accrued interest due October 31, 2008; $50,000 and related accrued interest due November 30, 2008; $100,000 and related accrued interest due December 31, 2008. In consideration for this extension, the Company granted 20,000 shares of common stock (fair value $6,000) and warrants to purchase 20,000 shares of common stock (fair value $4,400) with a five year term for $0.85; the fair values of which were expensed over the term of the extension. As of December 31, 2008, this holder agreed to an extension of the remaining $100,000 outstanding principal as follows: $10,000 and related accrued interest due monthly beginning January 31, 2009, with a final payment due June 30, 2009.  In consideration for this further extension, the Company granted a warrant in January 2009 to purchase 100,000 shares of common stock (fair value $18,000) with a five year term for $0.50 and modified warrants to purchase an aggregate 80,000 shares of common stock, reducing the exercise price from $0.85 to $0.55. The fair value of the consideration was expensed over the term of the extension.

In the second quarter of 2009, the Company issued an additional $250,000 2008 Secured Promissory Note with substantially the same terms as the original 2008 Secured Promissory Notes and a maturity date of August 10, 2009. The note was issued to NuRx Pharmaceuticals, Inc. in contemplation of a strategic transaction. There were no deferred finance fees incurred and no original issue discount.

In the aggregate, the Company recorded $55,447 and $321,001 in interest expense, including amortization of original issue discount, deferred financing costs and prepaid interest, for the years ended December 31, 2009 and 2008.

2008 Unsecured Promissory Notes Payable

In August 2008, the Company issued to certain accredited investors 8% promissory notes (the “2008 Promissory Notes”) in the aggregate principal amount of $1,000,000, and an aggregate of 250,000 shares of common stock and warrants with a five-year term to purchase 250,000 shares of common stock at an exercise price of $0.85.  The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise. The 2008 Promissory Notes were originally due on October 31, 2008, along with all accrued and unpaid interest.  The net cash proceeds from the 2008 Promissory Notes were $942,500. The Company allocated $132,827 and $108,159 of the principal amount of $1,000,000 to the common stock and warrants as original issue discount, which represented the relative fair values of each at the date of issuance.

In association with the issuance of the 2008 Promissory Notes, the Company incurred cash commissions and legal fees of $57,500, which were recorded as deferred financing costs and expensed over the original term.

As of October 31, 2008, the Company settled a $500,000 2008 Promissory Note with the issuance of a $607,890 8% unsecured promissory note which included additional principal of $100,000 and accrued interest of $7,890.  The original maturity date was April 30, 2009.  In connection with the issuance of this note, the Company granted 200,000 shares of common stock (fair value of $80,000; relative fair value of $70,696); the relative fair value of the common stock was recorded as debt discount and was amortized over the original term of the new note. In the second quarter of 2009, this 2008 Promissory Note and additional 2008 Promissory Notes issued in the second quarter of 2009 held by this note holder, in the aggregate principal amount of $707,890, together with accrued interest of $27,782 related to these 2008 Promissory Notes, were settled through the issuance of a 2008 Note.

The Company executed an extension with a holder of a $500,000 2008 Promissory Note as of October 31, 2008, extending the maturity date to January 31, 2009.  In consideration for this extension, the Company granted 200,000 shares of common stock with a fair value of $80,000 and revised the interest rate on the original 8% note to 10% effective as of the origination date, which was expensed over the term of the extension.  After making a principal payment of $15,000, the Company executed a further extension with this holder as of January 31, 2009, extending the maturity date to May 31, 2009 for the remaining principal amount of $485,000.  In consideration for this extension, the Company granted 100,000 shares of common stock (fair value $39,000) and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000).  Additionally, warrants to purchase 125,000 shares of common stock were modified, reducing the exercise price from $0.85 to $0.55 (incremental fair value $3,750).  The fair value of the consideration was expensed over the term of the extension. At May 31, 2009, the Company executed an additional extension with this holder extending the maturity date to July 31, 2009. In consideration for this additional extension, the Company granted 100,000 shares of common stock (fair value $39,000) and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000), which was expensed over the term of the additional extension.

In the first quarter of 2009, the Company issued additional 8% Promissory Notes originally maturing March 31, 2009, in the aggregate principal amount of $115,000, and warrants to purchase an aggregate of 115,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $28,850; relative fair value of $23,054).  The relative fair value of the warrants was recorded as debt discount and was amortized over the original term of the notes. As of March 31, 2009, the holders agreed to extend the maturity date to June 30, 2009. In consideration for this extension, in April 2009, the Company granted warrants to purchase an aggregate of 80,500 shares of common stock with a five year term and an exercise price of $0.55 (aggregate fair value $12,075). The fair value of the consideration was expensed over the term of the extension.

In the second quarter of 2009, the Company issued a $50,000 8% Promissory Note maturing May 31, 2009 (settled prior to maturity with the issuance of a 2008 Note) and $185,000 8% Promissory Notes maturing June 30, 2009 and July 31, 2009. In connection with these issuances, The Company issued 105,000 shares of common stock (fair value $39,150; relative fair value of $28,488) and warrants to purchase an aggregate of 130,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $19,050; relative fair value of $16,611).  The relative fair value of the common stock and warrants was recorded as debt discount and was amortized over the original term of the notes.

In the third quarter of 2009, the Company issued an aggregate of $80,000 8% Promissory Notes maturing July 31, 2009. In connection with these issuances, the Company issued 80,000 shares of common stock (fair value $33,000; relative fair value of $23,360).  The relative fair value of the common stock was recorded as debt discount and was expensed over the original term of the notes.

The total original issue discount related to the common stock and warrants issued to the investors and the deferred financing costs were amortized to interest expense over the original terms of the 2008 Promissory Notes. In the aggregate, the Company recorded $353,951 and $410,274 in interest expense, including amortization of original issue discount, prepaid interest, and deferred financing costs, related to the 2008 Promissory Notes for the years ended December 31, 2009 and 2008. No deferred finance costs were incurred on these Promissory Notes issued in 2009.

11.	LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $1,808 for the year ended December 31, 2010.

12.	COMMITMENTS AND CONTINGENCIES

QN Diagnostics and PRIA Diagnostics

The Company is committed to further capital contributions to QND aggregating $1.55 million, comprised of: payment of milestone payments with PRIA Diagnostics in the Company common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions will be made by The Company and NuRx on an equal basis. Should either party fail to make sustaining contributions as required, such party would be subject to a reduction in ownership interest and loss of a board seat.  See Notes 4 and 5.

Operating Leases

During 2010, the Company had two operating leases.  In December 2010, one operating lease was canceled and the Company currently leases its office and research and development lab space under an operating lease that expires September 30, 2011.  In December 2010, the Company canceled its Doylestown PA operating lease for a payment of approximately $11,000 and forfeiture of its security deposit of approximately $10,000.  In connection with its existing facility lease, the Company has made a security deposit of $5,000 which is included in long-term assets on the balance sheet.  In December 2010, the existing operating lease was amended to reduce the rent payments for February 2011 to September 2010 from $3,950 per month to $2,000 per month, accruing deferred rent that will be due immediately in the case of default on the lease, or to be negotiated in the lease renewal for a minimum of three years.

Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets. Rent expense relating to our operating leases was $94,730 and $132,775 for the years ended December 31, 2010 and 2009, respectively.  For 2011, the Minimum lease payment is $35,500.

During 2010 and 2009, the Company had a subtenant leasing research and development lab space.  During 2010, this sublease was cancelled.  Sublease income relating to our operating leases was $4,125 and $20,798 for the years ending December 31, 2010 and 2009, and is recorded in other income.

Executive Employment Agreements

We entered into employment contracts with key executives that provide for the continuation of salary to the executives if terminated for reasons other than cause or in connection with a change in control of the Company, as defined in those agreements. At various times from July 2010 to December, 2010, all of these agreements were terminated.  In December 2010, the Company entered into payoff agreements with certain key executives.  At December 31, 2010 the Company had accrued compensation of $86,000 and had reserved 400,000 shares of common stock related to these payoff agreements.

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

At December 31, 2010 and 2009, the Company had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $11,758,294 and $15,540,955, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $11,758,294 and $15,367,408 has been established at December 31, 2010 and 2009, respectively.

 Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.

There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2010 and 2009 are as follows:

	2010	2009
Gross deferred tax assets:
Net operating loss carryforwards	$8,917,167	$11,638,561
Difference between book and tax basis of former subsidiary stock held	1,937,844	1,937,844
Stock based expenses	46,892	1,108,159
Tax credit carryforwards	292,999	292,999
All others	563,392	563,392
	11,758,294	15,540,955
Gross deferred tax liabilities:
Difference between book and tax bases of tangible and intangible assets	-	(3,704)
Deferred tax asset valuation allowance	(11,758,294)	(15,537,251)
Net deferred tax asset (liability)	$-	$-

At December 31, 2010, the Company has net operating loss carryforwards of approximately $26,848,834, which expire in the years 2011 through 2030. The net change in the allowance account was a decrease of $3,778,957 for the year ended December 31, 2010.

14.	CAPITAL STOCK

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $177,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of December 31, 2010.

On November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred Stock (“Series A Preferred”) with the Nevada Secretary of State, as there were no shares of Series A Preferred issued and outstanding after the exchange transaction discussed below.

Series A-1 Preferred Stock

The Series A-1Ppreferred Stock (“Series A-1 Preferred”) ranked prior to the common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series A-1 Preferred. Holders of the Series A-1 Preferred shares were entitled to receive, when, as and if declared by the Board of Directors, preferential dividends at the rate of 8% per annum to be paid at the option of the Company, either in cash or by the issuance of additional shares of Series A-1 Preferred. The Company could, at its option, redeem shares of the Series A-1 Preferred, in whole or in part, out of funds legally available, by action of the Board of Directors, at any time after the issuance of such Series A-1 Preferred, at a redemption price equal to the face amount plus all accrued and unpaid dividends on such Series A-1 Preferred. At any time on or after the issuance date, the Series A-1 Preferred may be converted by the holder of any such shares subject to certain limitations into a number of fully paid and nonassessable shares of common stock at a conversion rate of two shares of common stock for each one share of Series A-1 Preferred.

In the third quarter of 2009, the Company issued 4,060,397 shares of Series A-1 Preferred to certain holders of the Company’s promissory notes in exchange for the cancellation of their respective notes and the releases of any security interests.

On August 4, 2010, the Company declared stock dividends in the amount of $324,831 to the holders of Series A-1 Preferred.

In October 2010, the Company entered into certain agreements with certain investors, pursuant to which the Company exchanged substantially all of its equity interest in FluoraPharma and shares of newly created Series B Preferred and in consideration for cash aggregating $789,704, and the termination of certain shares of Series A-1 Preferred with a stated value of approximately $4.45 million (the “Exchange”), including accrued and unpaid dividends of $63.186.   Contemporaneously with the consummation of the Exchange, on November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred with the Nevada Secretary of State, as no shares or such preferred stock were issued and outstanding following the Exchange.

 Series B Convertible Preferred Stock

The Company has authorized 20,500,000 shares of Series B Preferred, $0.01 par value.  The Series B Preferred ranks prior to the common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series B Preferred (“Junior Stock”).  Holders of the Series B Preferred are entitled to receive cash dividends, when, as and if declared by the Board of Directors, and they shall be entitled to receive an amount equal to the cash dividend declared on one share of Common Stock multiplied by the number of shares of Common Stock equal to the outstanding shares of Series B Preferred, on an as converted basis.  The holders of Series B Preferred have voting rights to vote as a class on matters a) amending, altering or repealing the provisions of the Series B Preferred so as to adversely affect any right, preference, privilege or voting power of the Series B Preferred; or b) to effect any distribution with respect to Junior stock.  At any time, the holders of Series B Preferred may, subject to limitations, elect to convert all or any portion of their Series B Preferred into fully paid nonassessable shares of Common Stock at a 1:1 conversion rate.

In December 2010, the Company issued 17,916,228 shares of its Series B Preferred in exchange for 3,583,246 shares of Series A-1 Preferred at a per share price of $0.20.

Common Stock

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value. The Company had issued and outstanding 44,427,630 shares of its common stock at December 31, 2010 and 2009. In December 2009, the shareholders of the Company approved an increase to authorized common stock to 150,000,000 shares. The increase took effect in January 2010 with the filing of the amendment to the articles of incorporation with the State of Nevada.

During the year ended December 31, 2010, no shares of Common Stock were issued.  At December 31, 2010, the Company had reserved for issuance 1,650,000 shares of Common Stock, valued at $128,000, as settlements of accounts payable and accrued compensation.  Such shares were issued in January 2011.

In the fourth quarter of 2009, 150,000 shares of common stock were granted in consideration of investor relations services. The fair value of $69,000 was expensed in the year ended December 31, 2009.

In the third quarter of 2009, in connection with an asset purchase, the Company issued 700,000 shares of common stock (fair value of $350,000). See Note 5.

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

In the first quarter of 2009, in connection with an extension of a 2008 Promissory Note, the Company granted 100,000 shares of common stock with a fair value of $39,000 and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000).  Additionally, warrants to purchase 125,000 shares of common stock were modified, reducing the exercise price from $0.85 to $0.55.

15.	STOCK PURCHASE WARRANTS

Common Stock Warrants

During the year ended December 31, 2010, no stock purchase warrants were granted by the Company.

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

In the third quarter of 2009, in connection with the establishment of a joint venture, the Company issued two warrants to purchase 2,000,000 shares (4,000,000 in the aggregate) of The Company common stock with a fair value of $1,000,000.  The warrants expire on July 30, 2014 and have an exercise price of $0.50 and $1.25, respectively.  See Note 4.

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

In the first quarter of 2009, in connection with an extension of a 2008 Promissory Note, the Company granted 100,000 shares of common stock with a fair value of $39,000 and warrants to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.55 (fair value $21,000).  Additionally, warrants to purchase 125,000 shares of common stock were modified, reducing the exercise price from $0.85 to $0.55.  The fair value of these issuances and modifications was recognized as interest expense in 2009.

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

In January 2009, in connection with an extension of a maturity date on a 2008 Secured Promissory Note, The Company granted a warrant to purchase 100,000 shares of common stock with a five year term and an exercise price of $0.50 (fair value $18,000) and modified warrants to purchase an aggregate 80,000 shares of common stock, reducing the exercise price from $0.85 to $0.55. The fair value of these issuances and modifications was recognized as interest expense in 2009.

The following is a summary of all common stock warrant activity during the two years ended December 31, 2010:
	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2008	7,926,684	$0.50 - $ 2.00	$1.07
Warrants granted	8,241,750	$0.31 - $ 1.25	$0.68
Warrants expired	(1,384,087)	$1.50	$1.50
Warrants exercised	-	-	-
Warrants issued and exercisable at December 31, 2009	14,784,347	$0.31 - $ 2.00	$0.81
Warrants granted
Warrants expired	3,068,001	$0.31 - $ 2.00	$0.84
Warrants exercised	-	-	-
Warrants issued and exercisable at December 31, 2010	11,716,346	$0.31 - $ 2.00	$0.80

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2010:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.31	210,000	3.04	$0.31
$0.40	25,000	3.88	$0.40
$0.42	182,065	0.40	$0.42
$0.50	3,306,873	2.70	$0.50
$0.55	3,473,348	3.26	$0.55
$0.61	4,000	1.88	$0.61
$0.75	2,000	1.75	$0.75
$0.85	295,000	2.56	$0.85
$0.87	2,000	1.68	$0.87
$0.89	200,000	2.29	$0.89
$0.95	150,000	2.29	$0.95
$1.00	325,750	3.07	$1.00
$1.10	200,000	1.95	$1.10
$1.15	6,000	1.42	$1.15
$1.20	30,000	1.33	$1.20
$1.25	2,177,500	3.55	$1.25
$1.35	75,000	1.29	$1.35
$1.50	833,310	0.35	$1.50
$2.00	218,500	0.39	$2.00
	11,716,346	2.74	$0.80

The Company used the Black-Scholes option price calculation to value the warrants granted in 2010 and 2009 using the following assumptions: risk-free rate of 2.43% and 3.24%; volatility of 0.72 and 0.70; actual term and exercise price of warrants granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments.”

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

During the year ended December 31, 2010, no stock options were granted by the Company.

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

The following is a summary of all common stock option activity during the two years ended December 31, 2010:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,238,000	$0.74
Options granted	705,000	$0.45
Options forfeited	(87,500)	$0.83
Options exercised	-	-
Outstanding at December 31, 2009	2,855,500	$0.66
Options granted	-	$-
Options forfeited	(2,285,500)	$0.65
Options exercised	-	$-
Outstanding at December 31, 2010	570,500	$0.72

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2009	2,687,583	$0.63
Exercisable at December 31, 2010	408,000	$0.53

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2010:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.31	130,000	3.04	$0.31	130,000	$0.31
$0.35	6,250	3.00	$0.35	6,250	$0.35
$0.38	25,000	4.00	$0.38	25,000	$0.38
$0.40	50,000	3.88	$0.40	50,000	$0.40
$0.50	125,000	3.58	$0.50	62,500	$0.50
$0.69	6,250	2.00	$0.69	6,250	$0.69
$0.80	52,500	7.17	$0.80	52,500	$0.80
$0.85	63,000	6.78	$0.85	63,000	$0.85
$1.17	12,500	.99	$1.17	12,500	$1.17
$1.60	100,000	5.26	$1.60	-	$1.60
	570,500	3.97	$0.72	408,000	$0.53

The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 5.9 years.  The aggregate intrinsic value of all of the Company’s options is $9,288.

The weighted-average grant-date fair value of options granted during 2009 was $0.27 and $0.75, respectively. There were no options exercised during 2010 and 2009; therefore there was no intrinsic value of options exercised and no related tax benefits were realized. The total fair value of shares vested during 2010 and 2009 was $236,321.

  A summary of the status of the Company’s nonvested stock options as of December 31, 2009 and changes during the year ended December 31, 2010 is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	167,917	$1.06
Options granted
Options vested	5,417	$0.19
Options forfeited
Nonvested at December 31, 2010	162,500	$1.09

As of December 31, 2010, the Company had recognized approximately $7,950 of unrecognized compensation cost related to nonvested options. Weighted average period of nonvested stock options was 4.4 years as of December 31, 2010.

The Company used the Black-Scholes option price calculation to value the options granted in 2010 and 2009 using the following assumptions: risk-free rate of 2.43% and 3.24%; volatility of 0.72 and 0.70; actual term and exercise price of options granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments.”

17.	RELATED PARTY TRANSACTIONS

In the fourth quarter of 2009, warrants to purchase 1,750,000 shares of common stock (fair value of $295,050) were granted in settlement of $195,000 in outstanding accounts payable and a six month financial advisory services contract with Burnham Hill Partners. The warrants have an exercise price of $0.55 and a term of five years. Of the $100,050 allocated to the financial advisory services contract, $16,675 was expensed as consulting expense in 2009, and as of December 31, 2009, $83,375 was recorded as prepaid consulting.

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

18.	SUBSEQUENT EVENTS

            In January 2011, the Company issued 1,650,000 shares of common stock as settlement of $100,000 of accounts payable and $28,000 of accrued compensation related to settlement agreements entered into in December 2010.