Form 10-Q
period 2011-03-31
QUANTRX BIOMEDICAL CORP
filed 2011-05-20
CIK 820608

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

The number of shares outstanding of the issuer’s common stock as of May 16, 2011 was 46,077,630.

-i-

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING.  VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010.  WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.	Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	Unaudited
Current Assets:
Cash and cash equivalents	$12,223	$229,944
Accounts receivable	9,064	4,457
Accounts receivable – related party	-	414,179
Interest receivable – related party	67,689	63,689
Inventories	3,139	3,770
Prepaid expenses	20,686	23,409
Note receivable – related party	200,000	200,000
Total Current Assets	312,801	939,448

Investments	200,000	200,000
Property and equipment, net	97,327	109,479
Intangible assets, net	44,739	46,805
Security deposits	6,093	6,093
Total Assets	$660,960	$1,301,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$384,133	$437,587
Accounts payable – related party	-	193,987
Accrued expenses	97,750	168,000
Deferred rent	3,900	-
Security deposit	2,000	2,000
Total Current Liabilities	487,783	801,574
Notes payable, long-term	44,000	44,000
Total Liabilities	531,783	845,574

Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):
Series B Convertible Preferred stock; $0.01 par value, 20,500,000 authorized shares, 17,916,228 shares issued and outstanding	179,162	179,162
Common stock; $0.01 par value; 150,000,000 authorized; 46,077,630 and 44,427,630 shares issued and outstanding, respectively	460,776	444,276
Common Stock to be issued	-	128,000
Additional paid-in capital	47,644,211	47,524,761
Accumulated deficit	(48,154,972)	(47,819,948)
Total Stockholders’ Equity (Deficit)	129,177	456,251

Total Liabilities and Stockholders’ Equity (Deficit)	$660,960	$1,301,825

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2011	2010
	(Unaudited)	(Unaudited)
Revenues:
Revenues	$8,900	$10,010
Revenues – related party	-	649,281
Total Revenues	8,900	659,291

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	181	32
Sales, general and administrative	18,367	303,577
Professional fees	67,798	249,551
Research and development	26,832	604,346
Amortization	2,066	4,304
Depreciation	12,151	16,906
Total Costs and Operating Expenses	127,395	1,178,716

Loss from Operations	(118,495)	(519,425)

Other Income (Expense):
Interest and dividend income	4,000	6,260
Interest expense	(574)	(1,178)
Rental income	-	4,125
Gain (loss) on sale of investments	-	250,000
Net gain (loss) on disposition of assets	(1,320)	(2,429)
Loss from joint venture	(220,192)	(63,601)
Gain on settlement of accounts payable	1,557	-
Total Other Income (Expense), net	(216,529)	193,172

Income (Loss) Before Taxes	$(335,024)	$(326,248)

Provision for Income Taxes	-	-

Net Income (Loss) Available to Common Shareholders	$(335,024)	$(326,248)

Basic and Diluted Net Income (Loss) per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	46,077,630	42,936,519

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(335,024)	$(326,248)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,218	21,210
Expenses related to employee stock based compensation	7,950	23,042
Expenses related to common stock warrants issued for consulting	-	(1,000)
Net Gain on settlement of accounts payable	1,557	-
Loss from joint venture	220,192	63,601
Gain(loss) on disposition of assets	-	(247,571)
(Increase) decrease in:
Accounts receivable	(4,607)	(11,189)
Interest receivable	4,000	(4,000)
Inventories	631	6
Prepaid expenses	2,723	56,808
Increase (decrease) in:
Accounts payable	(55,011)	45,358
Accrued expenses	(70,250)	52,500
Deferred revenue	3,900	(96,200)

Net Cash Used by Operating Activities	(217,721)	(423,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of investment securities	-	250,000

Net Cash Provided (Used) by Investing Activities	-	250,000

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(217,721)	(173,683)
Net Cash of Deconsolidated Subsidiary	-
Cash and Cash Equivalents, Beginning of Period	229,944	376,211

Cash and Cash Equivalents, End of Period	$12,223	$202,528

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$574	$1,178
Income tax paid	$-	$

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for:
Accounts payable	$128,000	$-

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

Since July 2009, the Company had focused on, among other development initiatives, the development of its POC lateral flow diagnostics products through QND.  QND was formed to develop and commercialize products incorporating the Company’s lateral flow strip technology and related lateral flow strip readers. The Company and NuRx are currently involved in a dispute regarding the achievement of certain milestones, the requirement to make certain sustaining capital contributions, as well as certain governance matters related to QND.  See Note 3.

During the quarter ended March 31, 2011, the Company also had minority investments in Genomics USA (“GUSA”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets, and FluoraPharma, Inc. (“FluoraPharma”), which is developing molecular imaging agents for Positron Emission Tomography (“PET”) and fluorescence imaging with initial application in cardiovascular disease, to provide clinical support for the Company’s POC cardiac diagnostics.  The Company has a minority equity interest in FluoraPharma. See Note 4.

The Company is currently evaluating GUSA and its remaining interest in FlouraPharma with the objective of extracting the value of such investments for the benefit of the Company and its shareholders.

The Company’s current strategy is to seek a resolution of its litigation with NuRx relating to QND, and to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products through corporate partners and distributors; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GUSA.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on maintaining the Company as a going concern and seeking a resolution of the litigation with NuRx.  No assurances can be given that any the terms of any resolution with NuRx will be favorable, or that the Company will successfully retain its current interest in QND.

The interim consolidated financial statements are unaudited; however, in the opinion of management, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position and results of operations for the periods reported.  The interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These interim financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on April 14, 2011.

1.	Management Statement Regarding Going Concern

The Company has not generated sufficient revenues from operations to meet its operating expenses. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees, as well as selling equity interests in certain of its subsidiaries and minority investments.

Management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about the Company's ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of investment holdings, as well as a strategic or other transaction with its joint venture partner, to obtain additional funding to continue the development of its products and bring them to commercial markets. There can be no assurance that the Company will be successful in its efforts. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

The Company believes that its ability to recommence operations and therefore continue as a going concern is dependent upon its ability to do the following:

•	resolve the litigation with NuRx relating to the Company’s interest in QND;

•	consummate a strategic transaction with its joint venture partner;

•	obtain adequate sources of funding to pay unfunded operating expenses and fund long-term business operations;

•	manage or control working capital requirements by reducing operating expenses; and

•	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.  In the event the Company is unable to develop a financing and operating plan to allow the Company to recommence active operations, the Company may be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense of $7,950 and $23,042, for three months ended March 31, 2011 and 2010, respectively.

Black Scholes Option Pricing Model

For the year ended December 31, 2010, the Company adopted a Risk-free interest rate of 2.43%, expected volatility of 72% and Dividend Yield of 0% to use for all Black Scholes calculations for 2010.  The Company will adopt its 2011 assumptions when it has options or warrants that require a Black Scholes calculation.

 Earnings per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as all common stock equivalents outstanding for the three months ended March 31, 2011 were deemed to be anti-dilutive; moreover, including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive for the three months ended March 31, 2011 and the three months ended March 31, 2011.  As of March 31, 2011, the Company had outstanding options exercisable for 570,500 shares of its common stock, warrants exercisable for 11,716,346 shares of its common stock, and preferred shares convertible into 17,916,228 shares of its common stock.

As of March 31, 2010, the Company had outstanding options exercisable for 2,780,500 shares of its common stock, warrants exercisable for 14,193,434 shares of its common stock, and debt securities convertible into 8,120,794 shares of its common stock.  The above options, warrants, and convertible debt securities were deemed to be anti-dilutive for the three months ended March 31, 2010.

Fair Value

The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. The Company has not elected the fair value option for any of its assets or liabilities.

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2010 to conform to the presentation of the financial statements for the three months ended March 31, 2011.

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

Under the terms of certain agreements related to QND, QND made a $2.0 million cash distribution to the Company.  The Company is committed to further capital contributions to QND, consisting of the transfer of certain fixed assets with a fair value of $100,000 at QND’s discretion, and a $700,000 sustaining capital contribution as required by QND.  The Company believes, however, that it has unreimbursed costs and expenses in excess of $800,000 for services provided to or on behalf of QND.  As a result, the Company believes it has substantially satisfied its initial sustaining capital contribution requirement. The Company was also required to make certain milestone payments to PRIA Diagnostics, LLC ("PRIA"). Subsequent to March 31, 2011, however, the Company settled its obligations to PRIA in consideration for the payment to PRIA of $5,000 and the issuance to PRIA of 500,000 shares of the Company's Common Stock.  See Note 10.

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

On August 24, 2010, NuRx filed suit naming as a defendant Dr. William Fleming, a member of the Company’s Board of Directors.  On October 20, 2010, on its own motion to intervene, the Company was added as a defendant.  The suit is based on allegations that QND is deadlocked over the Company’s rejection of a required capital call, and NuRx’s allegation that the Company has not met a “milestone” requirement in the Development Agreement, that would give NuRx the right to have a Company appointed board member removed and replaced with a member appointed by NuRx.  The suit is currently stayed by mutual agreement of the parties to allow the parties to explore an amicable resolution of the proceedings.  Settlement discussions are currently at an impasse; however, management continues to pursue avenues of mutual interest to resolve the litigation.  No assurances can be given that any the terms of any resolution with NuRx will be favorable, or that the Company will successfully retain its current interest in QND.

4.	Investments

FluoraPharma, Inc.

As of March 31, 2011, the Company had 185,000 options and 249,278 warrants to purchase common stock of FluoraPharma with exercise prices of $0.75 and $1.50, respectively and expiring at various dates in 2014.  The Company has estimated the fair value of the options and warrants at $88,514 and $108,008, respectively.  The Company deems the value of the options and warrants to be fully impaired at March 31, 2011.

Genomics USA, Inc.

In May 2006, the Company purchased 144,024 shares of GUSA common stock for $200,000. As of March 31, 2011 and 2010, the Company owned 12% of the issued and outstanding capital stock of GUSA.

The Company uses the cost method to account for this investment since the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized for the periods ended March 31, 2011 and March 31, 2010.

5.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2011	December 31, 2010
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Less: accumulated amortization	(46,265)	(44,199)
Intangibles, net	$44,739	$46,085

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $2,066 and $4,304 for the three months ended March 31, 2011 and 2010, respectively.  Impairment will be considered in accordance with the Company’s impairment policy which requires at least an annual analysis. No impairment was recognized as of March 31, 2011.

6.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	March 31,	December 31,
	2011	2010
Prepaid expenses:
Prepaid insurance	$14,789	$17,386
Other	5,897	6,023
Prepaid expenses	$20,686	$23,409

Property and equipment:
Computers and office furniture, fixtures and equipment	$90,660	$90,660
Machinery and equipment	173,295	173,295
Leasehold improvements	92,233	92,233
Less: accumulated depreciation	(258,861)	(246,709)
Property and equipment, net	$97,328	$109,479

Accrued expenses:
Payroll and related	$15,750	$86,000
Professional fees	82,000	82,000
Accrued expenses	$97,750	$168,000

7.	Preferred Stock

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

8.	Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value. In December 2009, the shareholders of the Company approved an increase in the number of authorized common stock from 75,000,000 to 150,000,000 shares. The increase took effect in January 2010.

In the first three months of 2011, no common stock, or options purchase common stock were issued or granted.

2007 Incentive and Non-Qualified Stock Option Plan

The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to the Company’s employee options was $7,950 and $23,042 for the three months ended March 31, 2011.

9.	Commitments and Contingencies

QN Diagnostics

The Company is committed to further capital contributions to QND consisting of transfer of fixed assets with a fair value of $100,000 at QND’s discretion, and a $700,000 sustaining capital contribution as required by QND. The Company believes, however, that it has unreimbursed costs and expenses in excess of $800,000 for services provided to or on behalf of QND.  As a result, the Company believes it has substantially satisfied its initial sustaining capital contribution requirement.  The Company was also required to make certain milestone payments to PRIA.  Subsequent to March 31, 2011, however, the Company settled it obligations to PRIA in consideration for the payment to PRIA of $5,000 and the issuance to PRIA of 500,000 shares of the Company's Common Stock.  See Note 10.  Should either party fail to make sustaining contributions as required, such party would be subject to a reduction in ownership interest and loss of a board seat.  See Notes 3 and 4.

Operating Leases

The Company currently leases its office and research and development lab space under an operating lease that expires September 30, 2011.  In December 2010, the Company canceled its Doylestown, PA operating lease for a payment of approximately $11,000 and forfeiture of its security deposit of approximately $10,000.  In connection with its existing facility lease, the Company has made a security deposit of $5,000 which is included in long-term assets on the balance sheet.  In December 2010, the existing operating lease was amended to reduce the rent payments for February 2011 to September 2010 from $3,950 per month to $2,000 per month, accruing deferred rent that will be due immediately in the case of default on the lease, or to be negotiated in the lease renewal for a minimum of three years.  This lease contains a termination option subject to a fee equal to the deferred rent of $15,600.  Deferred rent at March 31, 2011 was $3,900.

Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets.  Rent expense relating to the operating leases was $12,308 and $33,672 for the quarter ended March 31, 2011 and 2010, respectively.

Legal Contingencies

On August 24, 2010, NuRx filed an expedited action in the Delaware Court of Chancery relating to QND, naming as a defendant one of the Company’s board members, Dr. William Fleming.  On October 20, 2010, on its own motion to intervene, the Company was added as a defendant.  The action is captioned NuRx v. Fleming/QuantRx and QN Diagnostics (nominally), C.A. No. 5755 (Del. Chancery Ct.).  NuRx seeks declaratory and injunctive relief based on the following:  (i) the alleged necessity of additional capital contributions; (ii) the Company’s appointee to the board of QND rejected the capital call, resulting in a deadlock; and (iii) the allegation that Company has not met a “milestone” payment required by the Development Agreement, which would give NuRx the right to have a Company appointed board member removed and replaced with a member designated by NuRx.  The Company and Dr. Fleming maintain that the capital contribution was agreed to subject to the Company receiving credit toward the contribution for hundreds of thousands of dollars worth of services that have not been paid for by QND, and that all milestones have been met.  The Company seeks declaration of its right to maintain its share of seats on QND’s management board.  The action is currently stayed by mutual agreement of the parties to allow the parties to explore an amicable resolution of the proceedings.  Negotiations to settle the litigation are currently at an impasse; however, management continues to pursue avenues of mutual interest to resolve the litigation.

The Company may occasionally become subject to additional legal proceedings and claims that arise in the ordinary course of its business.  It is impossible for the Company to predict with any certainty the outcome of any disputes that may arise, and it cannot predict whether any liability arising from claims and litigation will be material in relation to the Company's financial position or results of operations.

10.	Subsequent Events

Management Stock Awards

In consideration for the management and other executive services provided by Drs. Shalom Hirschman and William Fleming, the Company issued 500,000 restricted shares of the Company's Common Stock to each of Drs. Hirschman and Fleming.  Drs. Hirschman and Fleming serve as the Company's Principal Executive Officer and Principal Accounting Officer, and President and Chief Science Officer, respectively.

Professional Advisory Services

On May 16, 2011, the Company entered into a Consulting Agreement with Burnham Hill Advisors, LLC ("BHA"), pursuant to which BHA will provide certain business, corporate development, litigation support, financial and strategic consulting services to the Company for and in consideration of the payment to BHA of $12,000 per month; provided, however, such amount shall not be paid, and shall accrue, until the earlier to occur of such time as the Company's cash balance exceeds $1.5 million, or twenty-four months from the date of execution.  For each month in which payment of the cash component is deferred, BHA shall be issued a warrant exercisable for 200,000 shares of the Company's Common Stock at an exercise price of the higher of $.20 per share or 105% of the closing price on the date of issue.  The term of the Consulting Agreement is 18 months, and the term of the warrants is five years.  Additionally, BHA was issued 2. 5 million shares of the Series B Preferred, with a deemed value of $37,500, in consideration for past professional services provided the Company, consisting of financial advisory, strategic consulting, litigation support, among other services.

Incurrence of Indebtedness

On May 19, 2011, the Company reached an agreement with a lender to provide up to $100,000 in debt financing, of which the lender has currently provided $60,000 on May 19, 2011.  Amounts loaned under the terms of the agreement shall bear simple interest at 3% annually, which amount increases to 12% upon an event of default.  All amounts loaned under the terms of the agreement are due and payable the lender on or before November 19, 2011 (the "Maturity Date").

Concurrently with this debt financing commitment, the lender agreed to surrender and cancel 2,069,000 warrants held by it and the Company agreed to issue to the lender 2,069,000 shares of Common Stock.

Settlement with PRIA Diagnostics

On May 19, 2011, the Company entered into a Settlement Agreement and Release with PRIA DIagnostics, LLC ("PRIA"), with respect to all claims of PRIA against the Company that may be asserted as a result certain cash and stock milestone or other payments to PRIA under the terms of certain agreements between the Company and PRIA (the "Release").  The consideration for the Release was the issuance to PRIA of 500,000 shares of common stock of the Company, and $5,000.

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

Overview

The Company has developed and ultimately intends to commercialize its innovative PAD based products for the OTC and POC markets based on its patented technology platforms, and its genomic diagnostics, based on its patented PADKit® technology for the worldwide healthcare industry. These platforms include: inSync®, Unique™, PADKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.  These products are intended for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs.  The Company’s efforts to commercialize its products, however, are currently contingent on the development of a financing and operating plan focused on the commercialization of the Company’s PAD technology.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities, while continuing its efforts to develop a financing and operating plan.  This plan was necessary in order for the Company to continue as a going concern.

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

At December 31, 2010, the Company had accounts receivable due from, and accounts payable due to QND of $414,179 and $193,987, respectively.  The Company has determined due to the current litigation that the collectability of the accounts receivable due from QND is fully impaired.  Accordingly, during the quarter ended March 31, 2011, the Company recorded an impairment to its accounts receivable, offset by the accounts payable due to QND in the amount of $220,192, and has recorded this as a loss from joint venture.

During the year quarter ended March 31, 2011, the Company had minority investments in Genomics USA, Inc. (“GUSA”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets.  The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GUSA.

The Company’s current strategy is to resolve its litigation with NuRx relating to QND, and to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products through corporate partners and distributors; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GUSA.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on maintaining the Company as a going concern and seeking a resolution of its litigation with NuRx.  No assurances can be given that any the terms of any resolution with NuRx will be favorable, or that the Company will successfully retain its current interest in QND.

Effective May 5, 2009, QuantRx and FlouroPharma, Inc. (“FlouraPharma”) executed transactions that resulted in QuantRx no longer having a controlling ownership interest, resulting in the deconsolidation of FluoroPharma and the Company’s periodic sales of its equity interest in FluoraPharma as a means to finance its continuing operations. QuantRx has restated its financial statements as of January 1, 2009, to reflect the results of its former subsidiary as a one-line item, and effective for 2009, our financial statements reflect our investment in FluoroPharma under the equity method of accounting. In 2010, as a result of the divestiture of substantially all of our investment, our investments are reflected as an available sale investment.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Total revenues for the three months ended March 31, 2011 were $8,900 as compared to $659,291 for the three months ended March 31, 2010.  This $650,391 decrease in total revenues is primarily due to decreases in revenues pursuant to the terms of the Development Agreement with QND of $649,281.  Due to the ongoing litigation with NuRx relating to QND, the Company does not anticipate any further amounts to be paid to the Company under the terms of the Development Agreement.

Sales, general and administrative expense for the three months ended March 31, 2011 was $18,367 as compared to $303,577 for the three months ended March 31, 2010.  This $285,210 decrease in sales, general and administrative expense is primarily due to decreased personnel and related expenses due to the suspension of active operations at December 31, 2010.

Professional fees for the three months ended March 31, 2011 were $67,798 as compared to $249,551 for the three months ended March 31, 2010. The decrease of $181,753 in professional fees is primarily due to decreased legal and financial advisory consulting fees.  Professional fees include the costs of legal, consulting and auditing services provided to the Company.

Research and development expense for the three months ended March 31, 2011 were $26,832 as compared to $604,346 for the three months ended March 31, 2010.  The decrease of $577,514 in research and development expense is primarily due to decreased consulting, personnel and supply and material expenses related to the Development and Services Agreement with QND.

Other income and expense for the three months ended March 31, 2011 were net expenses of $216,529 as compared to net income of $193,177 for the three months ended March 31, 2010.  The decrease of $409,206 was primarily comprised of net loss in the 2011 period related to net losses of $220,192 for the impairment of QND accounts receivable offset by the Company’s accounts payable obligations due to the Company’s current litigation, offset by the 2010 activity primarily comprised of gains on the sale of investments in FlouroPharma of $250,000, interest income of $6,260, and rental income of $4,125. Partially offsetting these gains are losses of $63,601 for the Company’s equity method losses from QND for the period from January through March 2010, and losses of $2,429 from the disposition of assets.

The Company anticipates substantially lower costs and expenses during the year ended December 31, 2011 compared to the year ended December 31, 2010, which anticipated decreases are substantially attributable to the suspension of active operations during the current fiscal year.

The Company’s net loss for the three months ended March 31, 2011 was $335,024, as compared to $346,248 in net loss for the three months ended March 31, 2010.  The $8,776 decrease in net loss for the three months ended March 31, 2011 is primarily due to substantially lower general and administrative costs, offset by lower revenues of $649,281 related to the Development Services Agreement with QND.

Liquidity and Capital Resources

As of March 31, 2011, the Company had cash and cash equivalents of $12,223, as compared to cash and cash equivalents of $229,944 as of December 31, 2010. The net decrease in cash of $217,721 for the three months ended March 31, 2011, is attributable to net cash used for operating activities.

The Company has not generated sufficient revenues from operations or its investment in IP to meet its operating expenses. The Company has therefore historically financed its operations primarily through issuances of equity and debt securities, and, during the second and third quarters of 2010, through the sale of certain equity interests in FluoraPharma.  In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

While equity and debt financing has historically provided for the Company’s working capital needs, including capital necessary to fund the development and commercialization of the Company’s lateral flow based products, no assurances can be given that such financing will continue to be available to the Company in the future.   The Company has also actively reduced operating expenses, has recently consolidated its operations in Portland, Oregon, and intends to restructure certain of its liabilities and seek additional financing in order to continue as a going concern.  In the event the Company is unable to secure additional financing, or is otherwise unsuccessful in restructuring certain of its liabilities, the Company will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As described above, on July 30, 2009, the Company formed a joint venture with NuRx Pharmaceuticals, Inc., whereby, pursuant to the terms of the operating agreements, each member will be required to make sustaining capital contributions from time to time as the Board of the joint venture determines is necessary.  Should the Board of the joint venture determine that additional capital contributions are required, such sustaining capital contributions will be made by the Company and NuRx on an equal basis provided that the Company solely will be responsible for making a sustaining capital contribution with respect to the first $700,000 determined to be required by the Board of the joint venture.  The Company, however, believes it has incurred unreimbursed costs and expenses in excess of $800,000 for services provided to or on behalf of the joint venture.  As a result, management believes it has substantially satisfied its initial sustaining capital contribution requirement.

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

Impairment of Assets

We assess the impairment of long-lived assets, including our other intangible assets, at least annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Prior to the filing of this report, the Company's management assessed the effectiveness of our internal control over financial reporting. Based upon this assessment, management concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

    There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

    The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this Report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

    Where necessary, we will supplement personnel with qualified external advisors.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On August 24, 2010, NuRx filed an expedited action in the Delaware Court of Chancery relating to QND, naming as a defendant one of the Company’s board members, Dr. William Fleming.  On October 20, 2010, on its own motion to intervene, the Company was added as a defendant.  The action is captioned NuRx v. Fleming/QuantRx and QN Diagnostics (nominally), C.A. No. 5755 (Del. Chancery Ct.).  NuRx seeks declaratory and injunctive relief based on the following:  (i) the alleged necessity of additional capital contributions; (ii) the Company’s appointee to the board of QND rejected the capital call, resulting in a deadlock; and (iii) the allegation that Company has not met a “milestone” payment required by the Development Agreement, which would give NuRx the right to have a Company appointed board member removed and replaced with a member designated by NuRx.  The Company and Dr. Fleming maintain that the capital contribution was agreed to subject to the Company receiving credit toward the contribution for hundreds of thousands of dollars worth of services that have not been paid for by QND, and that all milestones have been met.  The Company seeks declaration of its right to maintain its share of seats on QND’s management board.  The action is currently stayed by mutual agreement of the parties to allow the parties to explore an amicable resolution of the proceedings.  Negotiations to settle the litigation are currently at an impasse; however, management continues to pursue avenues of mutual interest to resolve the litigation.

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

Date: May 20, 2011	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer