Form 10-Q
period 2011-06-30
QUANTRX BIOMEDICAL CORP
filed 2011-08-16
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

Commission File No. 0-17119

QUANTRX BIOMEDICAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0202574
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

P.O. Box 4960, Portland, Oregon 97062
 (Address of Principal Executive Offices) (Zip Code)

503 575 9385
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

The number of shares outstanding of the issuer’s common stock as of August ______, 2011 was 50,046,630.

PART I - FINANCIAL INFORMATION
PAGE
ITEM 1.	Financial Statements

Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010

Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and 2010

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010

Condensed Notes to (Unaudited) Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4.	Controls and Procedures

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 2.	Unregistered Sales of Equity Securities; and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Reserved

ITEM 5.	Other Information

ITEM 6.	Exhibits

Signatures

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

ITEM 1.	Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	unaudited
Current Assets:
Cash and cash equivalents	$11,680	$229,944
Accounts receivable	1,878	4,457
Accounts receivable – related party	-	414,179
Interest receivable – related party	71,689	63,689
Inventories	3,039	3,770
Prepaid expenses	5,445	23,409
Note receivable – related party	200,000	200,000
Total Current Assets	293,731	939,448

Investments	200,000	200,000
Property and equipment, net	44,277	109,479
Intangible assets, net	42,674	46,805
Security deposits	6,093	6,093
Total Assets	$586,775	$1,301,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$144,378	$437,587
Accounts payable – related party	-	193,987
Accrued expenses	8,750	168,000
Deferred rent	9,750	-
Notes payable	105,234	-
Security deposit	2,000	2,000
Total Current Liabilities	270,112	801,574
Notes payable, long-term	44,000	44,000
Total Liabilities	314,112	845,574

Commitments and Contingencies		-
Stockholders’ Equity (Deficit):	-	-
Series B Convertible preferred stock; $0.01 par value, 20,500,000 authorized shares, 20,416,228 and 17,916,228 shares issued and outstanding, respectively	204,162	179,162
Common stock; $0.01 par value; 150,000,000 authorized; 50,046,630 and 44,427,630 shares issued and outstanding, respectively	500,466	444,276
Common stock to be issued	-	128,000
Additional paid-in capital	47,745,829	47,524,761
Accumulated deficit	(48,177,7974)	(47,819,948)
Total Stockholders’ Equity (Deficit)	272,663	456,251

Total Liabilities and Stockholders’ Equity (Deficit)	$586,775	$1,301,825

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Revenues:
Revenues		$1,888		$19,428		$10,788		$29,438
Revenues – related party		-		621,612		-		1,270,893
Total Revenues		1,888		641,040		10,788		1,300,331

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)		100		97		281		129
Sales, general and administrative		37,265		279,526		55,632		583,103
Professional fees		210,225		178,879		278,023		428,430
Research and development		12,976		529,087		39,808		1,133,433
Amortization		2,065		4,540		4,131		8,844
Depreciation		5,479		15,909		17,630		32,815
Total Costs and Operating Expenses		268,110		1,008,038		395,505		2,186,754

Loss from Operations		(266,222)		(366,998)		(384,717)		(886,423)

Other Income (Expense):
Interest and dividend income		4,000		5,127		8,000		11,387
Interest expense		(986)		(1,599)		(1,560),		(2,777)
Rental income		-		4,125		-		8,250
Gain on settlement of accounts payable		255,676		-		257,233		-
Gain (loss) from joint venture		9,546		-		(210,646)		(63,601
Gain on sale of investments		-		501,250		-		751,250
Net gain (loss) on disposition of assets		(24,836)		20,251		(26,156)		17,822
Total Other Income (Expense), net		243,400		529,154		26,871		722,331

Income (Loss) Before Taxes		(22,822)		162,156		(357,846)		(164,092)

Provision for Income Taxes		-		-		-		-

Net Income (Loss)		$(22,822)		$162,156		$(357,846)		$(164,092)

Basic and Diluted Net Loss per Common Share	$	Nil	$	Nil	$	Nil	$	Nil

Basic and Diluted Weighted Average Shares Used in per Share Calculation		48,120,174		44,427,630		47,298,902		44,427,630

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Six Months Ended
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(357,846)	$(164,092)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	21,761	41,659
Non-cash expenses related to employee stock based compensation	17,950	30,992
Non-cash expenses related to common stock warrants issued for consulting	13,738	250
Non-cash expenses related to fair value of common stock issued in warrant exchange	62,070	-
Non-cash fair value of preferred stock issued as compensation	37,500	-
Net Gain on settlement of accounts payable	257,233	-
Loss from joint venture	210,846	63,601
Gain(loss) on disposition of assets	25,687
(Increase) decrease in:
Accounts receivable	416,758	(468,339)
Interest receivable	(8,000)	(8,000)
Inventories	731	103
Prepaid expenses	17,964	96,900
Increase (decrease) in:
Accounts payable	(890,190)	396,375
Accrued expenses	(159,016)	152,000
Deferred rent	9,750	-
Deferred revenue	-	(328,988)

Net Cash Used by Operating Activities	(323,264)	(1,019,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of investment securities	-	751,250

Net Cash Provided (Used) by Investing Activities	-	771,501

CASH FLOWS FROM FINANCING ACTIVITIES	105,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	(218,264)	(248,110)

Cash and Cash Equivalents, Beginning of Period	229,944	376,211

Cash and Cash Equivalents, End of Period	$11,680	$128,101

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$1,326	$2,777
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for accounts payable	43,000

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 5920 NE 112th Avenue, Portland, Oregon.  When used in this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Corporation, a Nevada corporation.

Recent Developments.  On July 7, 2011, the Company and NuRx Pharmaceuticals, Inc. (“NuRx”) settled all disputes between the parties relating to a complaint brought against the Company by NuRx relating to QN Diagnostics, LL, a joint venture between the Company and NuRx (“QND”).  Since July 2009, the Company had focused on, among other development initiatives, the development of its POC lateral flow diagnostics products through QND.  QND was formed to develop and commercialize products incorporating the Company’s lateral flow strip technology and related lateral flow strip readers.  Under the terms of the settlement with NuRx, the Company transferred its entire membership interest in QND to NuRx, including all assets held by the Company relating to QND, for and in consideration for the issuance to the Company of 12.0 million shares of common stock of NuRx (the "Settlement Shares"). As a result of the issuance of the Settlement Shares, the Company will hold an approximate 25% equity interest in NuRx, and the Company has no further contractual obligations or liabilities associated with its former interest in QND.

During the quarter ended June 30, 2011, the Company also had minority investments in Genomics USA (“GUSA”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets.  The Company is currently evaluating GUSA with the objective of extracting the value of such investments for the benefit of the Company and its shareholders.

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

2.	Management Statement Regarding Going Concern

The Company is currently not generating revenues from operations sufficient to meet its operating expenses. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments.

Management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about the Company's ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic or other transaction with its joint venture partner, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

The Company believes that its ability to execute its business plan, and therefore continue as a going concern, is dependent upon its ability to do the following:

•	obtain adequate sources of funding to pay unfunded operating expenses, execute its business plan and fund long-term business operations;

•	manage or control working capital requirements by continuing to reduce operating expenses; and

•	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

There can be no assurance that the Company will be successful in achieving its short- or long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.  In the event the Company is unable to develop a financing and operating plan to allow the Company to execute its business plan, the Company may be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the three and six months ended June 30, 2011 of $10,000 and $17,950, respectively and $7,950 and $30,992 for the three and six months ended June 30, 2010, respectively.

Black Scholes Option Pricing Model.  The Company has adopted a Risk-free interest rate of 3.90%, Dividend Yield of 0% to use for all Black Scholes calculations for 2011.  The Company will use actual volatility of its common stock in the Black Scholes calculation for 2011.

Earnings per Share.  The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as all common stock equivalents outstanding for the three months ended June 30, 2011 were deemed to be anti-dilutive; moreover, including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive for the six months ended June 30, 2011.  As of June 30, 2011, the Company had (i) outstanding options exercisable for 570,500 shares of common stock with a weighted average exercise price of $1.63 per share and an average remaining term of 3.64 years; (ii) outstanding warrants exercisable into 8,432,971 shares of common stock with a weighted average exercise price of $0.73 per share and average remaining term of 2.80 years; and (iii) 20,416,228 shares of Series B Preferred Stock convertible into shares of common stock.

     As of June 30, 2010, the Company had outstanding options exercisable for 570,500 shares of its common stock, warrants exercisable for 11,716,346 shares of its common stock, and debt securities convertible into 17,916,228 shares of its common stock.  The above options, warrants, and convertible debt securities were deemed to be anti-dilutive for the three and six months ended June 30, 2010.

        Fair Value.  The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. The Company has not elected the fair value option for any of its assets or liabilities.

Reclassifications. Certain reclassifications have been made in the presentation of the financial statements for the three months ended June 30, 2010 to conform to the presentation of the financial statements for the three months ended June 31, 2011.

Use of Estimates.  The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

4.	Investments

FluoraPharma, Inc. In May 2011, Fluoropharma, Inc. (“FPI”) entered into a reverse merger with Fluoropharma Medical, Inc. (“FPMI”).  In connection with this transaction, the Company’s warrants and options in FPI were exchanged for options and warrants in FPMI.  At June 30, 2011, the Company held 277,500 options exercisable at $.50 and 373,917 warrants exercisable at $1.00. The Company deems the value of the options and warrants to be fully impaired at June 30, 2011.

Genomics USA, Inc. (dba GMS Biotech) In May 2006, the Company purchased 144,024 shares of GUSA common stock for $200,000. As of June 30, 2011 and 2010, the Company owned 12% of the issued and outstanding capital stock of GUSA.  The Company uses the cost method to account for this investment since the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized for the periods ended June 30, 2011 and June 30, 2010.

5.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	June 30, 2011	December 31, 2010
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Less: accumulated amortization	(48,330)	(44,199)
Intangibles, net	$42,674	$46,085

The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: licensed patents and patent rights, eight to 15 years; patents, 17 years; technology license, five years; and website development costs, three years. Amortization expense totaled $2,065 and $4,131 for the three and six months ended June 30, 2011 and $4,540 and $8,844 for the three and six months ended June 30, 2010, respectively.  Impairment will be considered in accordance with the Company’s impairment policy which requires at least an annual analysis. No impairment was recognized as of June 30, 2011.

6.	Settlements of Accounts Payable

During the six months ended June 30, 2011, the Company settled an aggregate total of $328,676 of accounts payable and accrued expenses for cash settlement of $32,025 and the issuance of 900,000 shares of common stock with a fair value of $43,000.  The Company has recorded gains on settlement of accounts payable of $257,233 during the six months ended June 30, 2011.

During the quarter ended June 30, 2011, in connection with the settlement of certain litigation related to QND, the Company settled its obligations to PRIA Diagnostics, LLC ("PRIA") in consideration for the payment to PRIA of $5,000, and the issuance of 500,000 shares of the Company's common stock with a deemed value of $15,000.

7.	Note Payable

On May 19, 2011, the Company reached an agreement with a lender to provide $100,000 in debt financing.  Amounts loaned under the terms of the agreement bear simple interest at 3% annually, which amount increases to 12% upon an event of default.  All amounts loaned under the terms of the agreement are due and payable the lender on or before November 19, 2011.  In addition, a Company shareholder advanced $5,000 to the Company, under terms and conditions to be determined.

Concurrently with this debt financing commitment, the lender agreed to surrender and cancel 2,069,000 warrants held by it, and in consideration therefore the Company issued the lender 2,069,000 shares of common stock valued at $62,070.

8.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	June 30,	December 31,
	2011	2010
Prepaid expenses:
Prepaid insurance	$4,662	$17,386
Other	783	6,023
Prepaid expenses	$5,445	$23,409

Property and equipment:
Computers and office furniture, fixtures and equipment	$87,370	$90,660
Machinery and equipment	99,015	173,295
Leasehold improvements	8,902	92,233
Less: accumulated depreciation	(151,010)	(246,709)
Property and equipment, net	$44,277	$109,479

During the six months ended June 30, 2011, the Company disposed of assets related to QND and its operations due to downsizing its facility.  The asset values as of June 30, 2011 described above are net of these disposals.

Accrued expenses:
Payroll and related	$8,750	$86,000
Professional fees	0	82,000
Accrued expenses	$8,750	$168,000

9.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $177,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of December 31, 2010.

Series A Preferred Stock.  On November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred Stock (“Series A Preferred”) with the Nevada Secretary of State, as there were no shares of Series A Preferred issued and outstanding after the exchange transaction discussed below.

Series B Convertible Preferred Stock.  The Company has authorized 20,500,000 shares of Series B Preferred, $0.01 par value.  The Series B Preferred ranks prior to the common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series B Preferred (“Junior Stock”).  Holders of the Series B Preferred are entitled to receive cash dividends, when, as and if declared by the Board of Directors, and they shall be entitled to receive an amount equal to the cash dividend declared on one share of Common Stock multiplied by the number of shares of Common Stock equal to the outstanding shares of Series B Preferred, on an as converted basis.  The holders of Series B Preferred have voting rights to vote as a class on matters a) amending, altering or repealing the provisions of the Series B Preferred so as to adversely affect any right, preference, privilege or voting power of the Series B Preferred; or b) to effect any distribution with respect to Junior stock.  At any time, the holders of Series B Preferred may, subject to limitations, elect to convert all or any portion of their Series B Preferred into fully paid nonassessable shares of Common Stock at a 1:1 conversion rate.

In December 2010, the Company issued 17,916,228 shares of its Series B Preferred in exchange for 3,583,246 shares of Series A-1 Preferred at a per share price of $0.20.  In addition, in May 2011 the Company issued 2.5 million shares of its Series B Preferred to Burnham Hill Advisors, LLC (“BHA”), with a deemed value of $37,500, in consideration for past professional services provided the Company by BHA, consisting of financial advisory, strategic consulting, litigation support, among other services.

10.	Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value. In December 2009, the shareholders of the Company approved an increase in the number of authorized common stock from 75,000,000 to 150,000,000 shares. The increase took effect in January 2010.

In consideration for the management and other executive services provided by Drs. Shalom Hirschman and William Fleming, the Company issued 500,000 restricted shares of the Company's common stock to each of Drs. Hirschman and Fleming.  The shares are subject to certain vesting requirements and are subject to forfeiture under certain circumstances.  Drs. Hirschman and Fleming serve as the Company's Principal Executive Officer and Principal Accounting Officer, and President and Chief Science Officer, respectively.

In June 2011, the Company extended the exercise period for one year on 956,873 warrants to purchase common stock in the Company that had an original termination date of July 31, 2011.

Other than (i) the issuances to Drs. Hirschman and Fleming of 1.0 million shares of common stock, (ii) the issuance of 2,069,000 shares of common stock, with a deemed value of $62,070, to a lender in connection with a certain debt financing, as described in Note 7, (iii) the issuance of 500,000 shares of the Company’s common stock to PRIA, as described in Note 6, (iv) the issuance of 900,000 shares of common stock as settlement of accounts payable, as described in Note 6, and (v) the issuance to BHA of warrants to purchase 400,000 shares of common stock, as described in Note 11 below, in the first six months of 2011, no common stock, or options purchase common stock, were issued or granted.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to the Company’s employee options was $0 and $7,950 for the three and six months ended June 30, 2011, and $7,950 and $30,992 for the three and six months ended June 30, 2010, respectively.

11.	Commitments and Contingencies

Lease Commitments.  The Company currently leases its office and research and development lab space under an operating lease that expires September 30, 2011.  In December 2010, the Company canceled its Doylestown, PA operating lease for a payment of approximately $11,000 and forfeiture of its security deposit of approximately $10,000.  In connection with its existing facility lease, the Company has made a security deposit of $5,000 which is included in long-term assets on the balance sheet.  In December 2010, the existing operating lease was amended to reduce the rent payments for February 2011 to September 2010 from $3,950 per month to $2,000 per month, accruing deferred rent that will be due immediately in the case of default on the lease, or to be negotiated in the lease renewal for a minimum of three years.  This lease contains a termination option subject to a fee equal to the total deferred rent of $15,600.  Deferred rent at June 30, 2011 was $9,750.

Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets.  Rent expense related to operating leases was approximately $14,400 and $23,858 for the three and six months ended June 30, 2011 and $32,795 and $66,467 for the three and six months ended June 30, 2010, respectively. In connection with facility leases, the Company has made security deposits totaling $6,093, which are included in long-term assets in the balance sheet.

Professional Services Agreement.  On May 16, 2011, the Company entered into a Consulting Agreement with BHA, pursuant to which BHA will provide certain business, corporate development, litigation support, financial and strategic consulting services to the Company for and in consideration of the payment to BHA of $12,000 per month; provided, however, such amount shall not be paid, and shall accrue, until the earlier to occur of such time as the Company's cash balance exceeds $1.5 million, or twenty-four months from the date of execution.  For each month in which payment of the cash component is deferred, BHA shall be issued a warrant exercisable for 200,000 shares of the Company's common stock at an exercise price of the higher of $.20 per share or 105% of the closing price on the date of issuance.  The term of the Consulting Agreement is 18 months, and the term of the warrants is five years.   At June 30, 2011, the Company had issued warrants to purchase 400,000 shares of common stock under this agreement with an aggregate fair value of $13,738.

12.	Subsequent Events

    Subsequent to June 30, 2011, in connection with the settlement of all litigation with NuRx involving QND, the Company received 12.0 million shares of common stock in NuRx, representing an approximate 25% equity interest in NuRx.

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

Overview

The Company has developed and ultimately intends to commercialize its innovative PAD-based products for the OTC and POC markets based on its patented technology platforms, and its genomic diagnostics, based on its patented PADKit® technology for the worldwide healthcare industry. These platforms include: inSync®, Unique™, PADKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.  These products are intended for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs.  The Company’s efforts to successfully commercialize its products, however, are currently contingent on the development of a financing and operating plan focused on the commercialization of the Company’s PAD technology.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities, while continuing its efforts to develop a financing and operating plan.  This plan is necessary in order for the Company to continue as a going concern.

During the quarter ended June 30, 2011, the Company had a minority investment in Genomics USA, Inc. (“GUSA”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets.  The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GUSA.

The Company’s current strategy is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products through corporate partners and distributors; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GUSA.   No assurances can be given that the Company will successfully obtain necessary financing or commercialize its products.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2011 to the Three and Six Months Ended June 30, 2010

Total revenues for the three and six months ended June 30, 2011 were $1,888 and $10,788, respectively.  Total revenues for the three and six months ended June 30, 2010 were $641,040 and $1,300,331, respectively.  The substantial decrease in total revenues in the 2011 periods is due to decreases in revenues pursuant to the terms of the Development Agreement with QND.  Due to the divestiture of its interest in QND resulting from the settlement with NuRx, no further amounts will be paid to the Company under the terms of the Development Agreement, and the Company expects only nominal revenues pending the successful launch of its PAD-based products.

Sales, general and administrative expense for the three months ended June 30, 2011 and 2010 was $37,265 and $279,526 respectively, and for the six months ended June 30, 2011 and 2010 was $55,632 and $583,103, respectively.  The substantial decrease in sales, general and administrative expense in the 2011 periods is due to decreased personnel and related expenses due to the suspension of active operations at December 31, 2010.

Professional fees for the three months ended June 30, 2011 and 2010, were $210,225 and $178,879, respectively, and for the six months ended June 30, 2011 and 2010, were $278,023 and $428,430, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees in the 2011 periods are directly related to reduced operations due to the suspension of operations at December 31, 2010.  Included in the 2011 three and six months are non-cash expenses of $113,308 related to stock and warrants issued as payment for professional services.

The Company’s net loss for the three months ended June 30, 2011 was $22,822 and net loss for the three months ended June 30, 2010 was $162,156.  Net loss for the six months ended June 30, 2011 and 2010, was $357,846 and $164,092, respectively. The decrease in net losses in the three month period ended June 30, 2011 compared to the comparable period in 2010 is due to substantially lower general and administrative costs, while the increased net loss in the six month period ended June 30, 2011 compared to the comparable period in 2010 is due to the substantially lower revenues related to the Development Services Agreement with QND during said period.

The Company anticipates substantially lower costs and expenses during the year ended December 31, 2011 compared to the year ended December 31, 2010, with anticipated decreases being substantially attributable to the Company's decision to scale down active operations as management continues to evaluate and develop its future operating plan.

Liquidity and Capital Resources

As of June 30, 2011, the Company had cash and cash equivalents of $11,680, as compared to cash and cash equivalents of $229,944 as of December 31, 2010. The net decrease in cash of $218,264 for the six months ended June 30, 2011, is attributable to net cash used for operating activities and amounts used to settle certain accrued expenses and accounts payable.

The Company has not generated sufficient revenues from operations or its investment in intellectual property to meet its operating expenses. The Company has therefore historically financed its operations primarily through issuances of equity and debt securities, and, during the second and third quarters of 2010, through the sale of certain equity interests in FluoroPharma, and in the second quarter of 2011, the issuance of certain debt securities.  In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

While equity and debt financing has historically provided for the Company’s working capital needs, including capital necessary to fund the development and commercialization of the Company’s lateral flow based products, no assurances can be given that such financing will continue to be available to the Company in the future.   The Company has also actively reduced operating expenses, has recently consolidated its operations in Portland, Oregon, and intends to continue to aggressively control costs and seek additional financing in order to continue as a going concern.  In the event the Company is unable to secure additional financing, or is otherwise unsuccessful in restructuring certain of its liabilities, the Company will be unable to continue as a going concern.

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

    Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2010, described in the 2010 Annual Report on Form 10-K, our Chief Executive Officer/ Chief Financial Officer concluded that, as of June 30, 2011, our  disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been no progress towards remediating our previously disclosed material weakness due to the lack of funding.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of the date hereof, there are no material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 2.	Unregistered Sales of Equity Securities, and Use of Proceeds

During the quarter ended June 30, 2011, the Company issued 1.0 million shares of restricted common stock to Drs. Shalom Hirschman and William Fleming for services provided the Company, in lieu of salary.  In addition, the Company issued (i) 500,000 shares of its common stock to PRIA in connection with the settlement of certain amounts owed PRIA; (ii) warrants to BHA to purchase 400,000 shares of common stock under the terms of a Consulting Agreement with BHA; (iii) 900,000 shares of common stock in settlement of accounts payable; and (iv) 2,069,000 shares of common stock to a lender in connection with the surrender and cancellation of 2,069,000 warrants.  In each of these transactions, the Company did not receive any proceeds from the issuance of the securities, which securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent the registration or an applicable exemption from the registration requirements of the Securities Act. The transactions contemplated thereby are exempt from the registration requirements of the Securities Act, pursuant to Regulation D and/or Section 4(2).

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

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2011	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer