Form 10-Q
period 2011-09-30
QUANTRX BIOMEDICAL CORP
filed 2011-11-18
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The number of shares outstanding of the issuer’s common stock as of November 18, 2011 was 50,421,630.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	unaudited
Current Assets:
Cash and cash equivalents	$31,325	$229,944
Accounts receivable	3,866	4,457
Accounts receivable – related party	-	414,179
Interest receivable – related party	75,689	63,689
Inventories	2,981	3,770
Prepaid expenses	23,511	23,409
Note receivable – related party	200,000	200,000
Total Current Assets	337,372	939,448

Investments	200,000	200,000
Property and equipment, net	39,413	109,479
Intangible assets, net	41,246	46,805
Security deposits	6,093	6,093
Total Assets	$624,124	$1,301,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$187,496	$437,587
Accounts payable – related party	-	193,987
Accrued expenses	30,804	168,000
Deferred rent	15,626	-
Notes payable, net of amortized discount	147,910	-
Security deposit	-	2,000
Total Current Liabilities	381,836	801,574
Notes payable, long-term	44,000	44,000
Total Liabilities	425,836	845,574

Commitments and Contingencies		-
Stockholders’ Equity (Deficit):		-
Series B Convertible preferred stock; $0.01 par value, 20,500,000 authorized shares, 20,416,228 and 17,916,228 shares issued and outstanding, respectively	204,162	179,162
Common stock; $0.01 par value; 150,000,000 authorized; 50,346,630 and 44,427,630 shares issued and outstanding, respectively	503,466	444,276
Common stock to be issued	-	128,000
Additional paid-in capital	47,807,741	47,524,761
Accumulated deficit	(48,317,081)	(47,819,948)
Total Stockholders’ Equity (Deficit)	198,288	456,251

Total Liabilities and Stockholders’ Equity (Deficit)	$624,124	$1,301,825

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Revenues	$4,014	$30,941	$14,802	$60,379
Revenues – related party	-	159,067		1,429,960
Total Revenues	4,014	190,008	14,802	1,490,339

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	58	135	339	264
Sales, general and administrative	16,419	472,614	72,051	1,055,717
Professional fees	121,192	125,556	399,215	553,986
Research and development	15,371	309,784	55,179	1,443,217
Amortization	1,428	2,066	5,559	10,910
Depreciation	4,864	14,823	22,494	47,638
Total Costs and Operating Expenses	159,318	924,978	554,837	3,111,732

Loss from Operations	(155,318)	(734,970)	(540,035)	(1,621,393)

Other Income (Expense):
Interest and dividend income	4,000	6,629	12,000	18,016
Interest expense	(3,567)	(1,653)	(5,127)	(4,430)
Rental income	-	2,750		11,000
Gain on settlement of accounts payable	2,000		259,223	(63,601)
Loss from deconsolidation of subsidiary
Gain (loss) from joint venture			-
Gain on sale of investments		195,251	-	946,501
Net gain (loss) on dispositions	13,598	(29,045)	(223,204)	(11,223)
Total Other Income (Expense), net	16,031	173,932	42,902	896,263

Income (Loss) Before Taxes	(139,287)	(561,038)	(497,133)	(725,130)

Provision for Income Taxes	-	-	-	-

Preferred Stock Dividend	-	(324,831)	-	(324,831)

Net Income (Loss)	$(139,287)	$(885,869)	$(497,133)	$(1,049,961)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	49,771,630	44,427,630	48,260,818	44,427,630

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(497,133)	$(725,130)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	28,053	58,548
Interest expense related to amortization of non-cash discount, non-cash beneficial conersion feature and deferred financing costs	1,554	-
Non-cash expenses related to employee stock based compensation	7,950	38,943
Non-cash expense related to common stock issued as compensation	10,000	-
Non-cash expenses related to common stock warrants issued for consulting	63,664	250
Non-cash expenses related to fair value of common stock issued in warrant exchange	62,070	-
Non-cash fair value of preferred stock issued as compensation	37,500	49,083
Net Gain on settlement of accounts payable	257,235	-
Loss from joint venture	-	63,601
Gain(loss) on disposition of assets	236,333	(759,778)
(Increase) decrease in:
Accounts receivable	414,770	(619,909)
Interest receivable	(12,000)	(12,000)
Inventories	789	302
Prepaid expenses	(102)	89,291
Increase (decrease) in:
Accounts payable	(847,074)	501,227
Security deposits	(2,000)	-
Accrued expenses	(135,854)	498,335
Deferred rent	15,626	-
Deferred revenue	-	(297,868)
		-
Net Cash Used by Operating Activities	(358,619)	(1,123,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of investment securities	-	771,501

Net Cash Provided (Used) by Investing Activities	-	771,501

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from the issuance of notes payable	160,000	25,000

Net Cash Provided by Financing Activities	160,000	25,000

Net Increase (Decrease) in Cash and Cash Equivalents	(198,619)	(326,604)

Cash and Cash Equivalents, Beginning of Period	229,944	376,211

Cash and Cash Equivalents, End of Period	$31,325	$49,607

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$1,326	$4,430
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for accounts payable	$43,000	$-
Shares issued related to notes payable	$20,000	$-
Fair value of warrants issued as compensation	$-	$49,083
Debt discount on convertible notes payable	$14,986	$-

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

Recent Developments.  During the three months ended June 30, 2011, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $100,000 (the “Q2 Notes”).  The Q2 Notes accrue interest at the rate of 3% annually, and are due and payable on or before November 19, 2011.  In addition to the Q2 Notes, the Company received an additional $5,000 investment during the three months ended June 30, 2011.  The terms of the investments were determined in the quarter ended September 30, 2011, and are identical to the Q3 Notes described below.

During the quarter ended September 30, 2011, the Company also issued promissory notes to certain investors resulting in gross proceeds to the Company of $55,000 (together, the “Q3 Notes”).  The Q3 Notes accrue interest at a rate of 6% annually, and are due and payable on or before March 31, 2012.  In the event of a default on the Q2 Notes and Q3 Notes, the interest rate increases to 12% annually.  The Q3 Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the Q3 Notes may be exchanged for securities issued in connection with a qualified financing, which is defined as a financing resulting in gross proceeds to the Company of at least $1.0 million.  Pursuant to the terms of the Q3 Notes, the Company issued 50,000 shares of its common stock for each $10,000 in principal amount received in connection with the issuance of the Q3 Notes.  As of September 30, 2011, 300,000 shares of its common stock were issued, in connection with the Q3 Notes.

On July 7, 2011, the Company and NuRx Pharmaceuticals, Inc. (“NuRx”) settled all disputes between the parties relating to a complaint brought against the Company by NuRx relating to QN Diagnostics, LLC, a joint venture between the Company and NuRx (“QND”).  Since July 2009, the Company had focused on, among other development initiatives, the development of its POC lateral flow diagnostics products through QND.  QND was formed to develop and commercialize products incorporating the Company’s lateral flow strip technology and related lateral flow strip readers.  Under the terms of the settlement with NuRx, the Company transferred its entire membership interest in QND to NuRx, including all assets held by the Company relating to QND, for and in consideration for the issuance to the Company of 12.0 million shares of common stock of NuRx (the "Settlement Shares"). As a result of the issuance of the Settlement Shares, the Company holds an approximate 25% equity interest in NuRx, and the Company has no further contractual obligations or liabilities associated with its former interest in QND.

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

2.	Management Statement Regarding Going Concern

The Company is currently not generating revenues from operations to meet its operating expenses. The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments.

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

3.	Summary of Significant Accounting Policies

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the three and nine months ended September 30, 2011 of $7,950 and $23,042, respectively, and $7,949 and $38,941 for the three and nine months ended September 30, 2010, respectively.

Black Scholes Option Pricing Model.  During 2011, the Company has used Risk-free interest rates ranging from 2.90% to 3.90%, a Dividend Yield of 0%, and volatility ranging from 207% to 388% to calculate the fair value of equity securities issued for services.

Earnings per Share.  The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as all common stock equivalents outstanding for the three months ended September 30, 2011 were deemed to be anti-dilutive; moreover, including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive for the nine months ended September 30, 2011.  As of September 30, 2011, the Company had (i) outstanding options exercisable for 570,500 shares of common stock with a weighted average exercise price of $1.63 per share and an average remaining term of 3.45 years; (ii) outstanding warrants exercisable into 5,032,971 shares of common stock with a weighted average exercise price of $0.55 per share and average remaining term of 2.70 years; and (iii) 20,416,228 shares of Series B Preferred Stock convertible into 20,416,228 shares of common stock.

     As of September 30, 2010, the Company had outstanding options exercisable for 570,500 shares of its common stock, warrants exercisable for 11,716,346 shares of its common stock, and preferred stock convertible into 20,416,228 shares of its common stock.  The above options, warrants, and convertible debt securities were deemed to be anti-dilutive for the three and nine months ended September 30, 2010.

    Fair Value.  The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. The Company has not elected the fair value option for any of its assets or liabilities.

    Reclassifications. Certain reclassifications have been made in the presentation of the financial statements for the three and nine months ended September 30, 2010 to conform to the presentation of the financial statements for the three and nine months ended September 30, 2011.

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

    FluoraPharma, Inc. In May 2011, Fluoropharma, Inc. (“FPI”) entered into a reverse merger with Fluoropharma Medical, Inc. (“FPMI”).  In connection with this transaction, the Company’s warrants and options in FPI were exchanged for options and warrants in FPMI.  At September 30, 2011, the Company held 277,500 options exercisable at $.50 and 249,278 warrants exercisable at $1.00. The Company deems the value of the options and warrants to be fully impaired at September 30, 2011.

    Genomics USA, Inc. (dba GMS Biotech) In May 2006, the Company purchased 144,024 shares of GUSA common stock for $200,000. As of September 30, 2011 and 2010, the Company owned 12% of the issued and outstanding capital stock of GUSA.  The Company uses the cost method to account for this investment since the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized for the periods ended September 30, 2011 and September 30, 2010.

   NuRx Pharmaceuticals, Inc. ("NuRx").  In July 2011, the Company settled all disputes between the parties relating to the Company's interest in QN Diagnostics, LLC, a joint venture between the Company and NuRx.  Under the terms of the settlement, the Company received 12.0 million shares of common stock in NuRx.  As a result of the issuance, the Company holds an approximate 25% equity interest in NuRx. The Company deems the value of the NuRx shares to be fully impaired at September 30, 2011.

5.	Intangible Assets

    Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2011	December 31, 2010
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Less: accumulated amortization	(50,158)	(44,199)
Intangibles, net	$41,246	$46,085

    The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are eight to fifteen years for licensed patents and patent rights, and seventeen years for patents. Amortization expense totaled $1,428 and $5,559 for the three and nine months ended September 30, 2011 and $2,066 and $5,450 for the three and nine months ended September 30, 2010, respectively.  Impairment will be considered in accordance with the Company’s impairment policy which requires at least an annual analysis. No impairment was recognized as of September 30, 2011.

6.	Settlements of Accounts Payable

During the nine months ended September 30, 2011, the Company settled an aggregate total of $332,258 of accounts payable and accrued expenses in consideration for the payment of $32,025 cash and the issuance of 900,000 shares of common stock with a fair value of $43,000.  The Company has recorded gains on settlement of accounts payable of $259,223 during the nine months ended September 30, 2011.

During the quarter ended September 30, 2011, in connection with the settlement of certain litigation related to QND, the Company settled its obligations to PRIA Diagnostics, LLC ("PRIA") in consideration for the payment to PRIA of $5,000, and the issuance of 500,000 shares of the Company's common stock with a deemed value of $15,000.

7.	Notes Payable

During the three months ended June 30, 2011, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $100,000 (the “Q2 Notes”).  The Q2 Notes accrue interest at the rate of 3% annually, and are due and payable on or before November 19, 2011.  Concurrent with this debt financing, the lenders agreed to surrender and cancel 2,069,000 warrants held by it, and in consideration therefore the Company issued the lender 2,069,000 shares of common stock.  In addition to the Q2 Notes, the Company received an additional $5,000 investment during the three months ended June 30, 2011, on terms and conditions identical to the Q3 Notes, described below.

During the three months ended September 30, 2011, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $55,000 (the “Q3 Notes”).  The Q3 Notes accrue interest at a rate of 6% annually, and are due and payable on or before March 31, 2012.  In the event of a default on the Q2 Notes and Q3 Notes, the interest rate increases to 12% annually.  The Q3 Notes are conertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the Q3 Notes may be exchanged for securities issued in connection with a qualified financing, which is defined as a financing resulting in gross proceeds to the Company of at least $1.0 million.  Pursuant to the terms of the Q3 Notes, the Company issued 50,000 shares of its common stock for each $10,000 in principal amount received in connection with the issuance of the Q3 Notes.  As of September 30, 2011, the Company has issued 300,000 shares of its common stock related to the Q3 Notes.

In accordance with ASC Topic 470, the Company allocated the proceeds of the Q3Notes to the common stock issued and the convertible instruments based upon the relative fair values of the debt instruments without the common stock and shares of common stock itself at the time of issuance of the Q3 Notes. The fair value of the common stock was determined as the closing price of the shares on the date the Q3 Notes were issued, with the value allocated to the common shares reflected in Stockholders’ Equity and a debt discount. Based upon the respective fair values as of the original issuance dates, $14,986 of the $160,000 in total debt was allocated to discounts associated with the common stock. Giving effect to the monthly amortization of the discount, totaling $1,554 as of September 30, 2011, $13,432 of the discount remains to be amortized over the remaining life of the Q3 Notes.

8.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	September 30,	December 31,
	2011	2010
Prepaid expenses:
Prepaid insurance	$22,957	$17,386
Other	554	6,023
Prepaid expenses	$23,511	$23,409

Property and equipment:
Computers and office furniture, fixtures and equipment	$87,370	$90,660
Machinery and equipment	99,015	173,295
Leasehold improvements	8,902	92,233
Less: accumulated depreciation	(155,874)	(246,709)
Property and equipment, net	$39,414	$109,479

During the nine months ended September 30, 2011, the Company disposed of assets related to QND and its operations due to downsizing its facility.  The asset values as of September 30, 2011 described above are net of these disposals.

Accrued expenses:
Payroll and related	$5,250	$86,000
Professional fees	25,554	82,000
Accrued expenses	$30,804	$168,000

9.	Preferred Stock

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

In December 2010, the Company issued 17,916,228 shares of its Series B Preferred in exchange for 3,583,246 shares of Series A-1 Preferred at a per share price of $0.20.  In addition, in May 2011 the Company issued 2.5 million shares of its Series B Preferred to its financial advisor, in consideration for past professional services provided the Company, consisting of financial advisory, strategic consulting, litigation support, among other services.

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

Other than (i) the issuances to Drs. Hirschman and Fleming of 1.0 million shares of common stock, (ii) the issuance of 2,069,000 shares of common stock, with a deemed value of $62,070, to a lender in connection with a certain debt financing, as described in Note 7, (iii) the issuance of 500,000 shares of the Company’s common stock to PRIA, as described in Note 6, (iv) the issuance of 900,000 shares of common stock as settlement of accounts payable, as described in Note 6, (v) the issuance of 300,000 shares of common stock related to notes payable, as described in Note 7, and (vi) the issuance of warrants to the Company's financial advisor to purchase 1,000,000 shares of common stock, as described in Note 11 below, in the nine months ended September 30, 2011, no common stock, or options purchase common stock, were issued or granted.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to the Company’s employee options was $7,950 and $23,042 for the three and nine months ended September 30, 2011, and $7,949 and $38,941 for the three and nine months ended September 30, 2010, respectively.

11.	Commitments and Contingencies

Lease Commitments.  The Company had an operating lease agreement for office and research and development lab space with an expiration date of September 30, 2011. In connection with this facility lease, the Company made a security deposit of $5,000 which is included in long-term assets on the balance sheet.  In December 2010, the existing operating lease was amended to reduce the rent payments for February 2011 to September 2011 from $3,950 per month to $2,000 per month, accruing deferred rent that will be due immediately in the case of default on the lease, or to be negotiated in the lease renewal for a minimum of three years. In August 2011, the Company was in default on the lease, and the total deferred rent plus accrued interest at 1% is due and payable.  Deferred rent at September 30, 2011 was $15,626.

Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets.  Rent expense related to operating leases was approximately $14,400 and $38,328 for the three and nine months ended September 30, 2011 and $28,980 and $33,602 for the three and nine months ended September 30, 2010, respectively. In connection with facility leases, the Company has made security deposits totaling $5,000, which are included in long-term assets in the balance sheet.

Professional Services Agreement.  On May 16, 2011, the Company entered into a consulting agreement with its financial advisor, pursuant to which it will provide certain business, corporate development, litigation support, financial and strategic consulting services to the Company for and in consideration of the payment of $12,000 per month; provided, however, such amount shall not be paid, and shall accrue, until the earlier to occur of such time as the Company's cash balance exceeds $1.5 million, or twenty-four months from the date of execution.  For each month in which payment of the cash component is deferred, the Company's financial advisor shall be issued a warrant exercisable for 200,000 shares of the Company's common stock at an exercise price of the higher of $.20 per share or 105% of the closing price on the date of issuance.  The term of the consulting agreement is 18 months, and the term of the warrants is five years.   At September 30, 2011, the Company had issued warrants to purchase 1,000,000 shares of common stock under this agreement.

12.	Subsequent Events

In October 2011, the Company issued promissory notes to certain investors, resulting in gross proceeds to the Company of $15,000 (the "Q4 Notes").  The Q4 Notes accrue interest at the rate of 6% annually, and are due and payable on or before March 31, 2012.  The Q4 Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the Q4 Notes may be exchanged for securities issued in connection with a qualified financing, resulting in gross proceeds to the Company of at least $1.0 million.  The Company has reserved for issuance 75,000 shares of its common stock related to the Q4 Notes.  The Company will record a discount on the Q4 Notes in the amount of $6,177 and a beneficial conversion feature of $21,162, each will be amortized as non-cash interest expense over the life of the Q4 Notes.

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

During the quarter ended September 30, 2011, the Company had a minority investment in Genomics USA, Inc. (“GUSA”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets.  The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GUSA.

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

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 to the Three and Nine Months Ended September 30, 2010

Total revenues for the three and nine months ended September 30, 2011 were $4,014 and $14,802, respectively.  Total revenues for the three and nine months ended September 30, 2010 were $190,008 and $989,298, respectively.  The substantial decrease in total revenues in the 2011 periods is due to the divestiture of its interest in QND resulting from the settlement with NuRx, which resulted in the termination of any payments by NuRx to the Company.  No further amounts will be paid to the Company under the terms of the Development Agreement, and the Company expects only nominal revenues pending the successful launch of its PAD-based products.

Sales, general and administrative expense for the three months ended September 30, 2011 and 2010 was $16,419 and $472,614 respectively, and for the nine months ended September 30, 2011 and 2010 was $72,051 and $1,055,717, respectively.  The substantial decrease in sales, general and administrative expense in the 2011 periods is due to decreased personnel and related expenses due to the suspension of active operations at December 31, 2010.

Professional fees for the three months ended September 30, 2011 and 2010, were $121,192 and $125,556, respectively, and for the nine months ended September 30, 2011 and 2010, were $399,215 and $553,986, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees in the 2011 periods is directly related to the suspension of operations at December 31, 2010.  Included in the three and nine months periods in 2011 are non-cash expenses of $136,522 related to stock and warrants issued as payment for professional services.

Research and development costs for the three months ended September 30, 2011 and 2010 were $121,192 and 125,556, respectively, and for the nine months ended September 30, 2011 and 2010, were $399,215 and $553,986, respectively.  The decrease in research and development fees in the 2011 periods is directly attributable to the suspension of operations at December 31, 2010.

      During the three and nine months ended September 30, 2011, the Company recorded interest expense of $3,567 and $5,127, respectively.  Included in interest expense for the 2011 periods is non-cash interest expense of $1,554 related to the amortization of the debt discount on notes payable.

During the three and nine months ended September 30, 2011, the Company had gains on settlement of accounts payable of $2,000 and $259,233, respectively.  During the nine months ended September 30, 2011, the Company settled an aggregate total of $332,258 of accounts payable and accrued expenses in consideration for the payment of  $32,025 and the issuance of 900,000 shares of common stock with a fair value of $43,000.

During the three and nine months ended September 30, 2011, the Company recorded aggregate losses on dispositions of $13,598 and aggregate losses of $223,204, respectively, due primarily to write downs of accounts receivable related to QN Diagnostics, the Company’s former joint venture.

The Company’s net loss for the three months ended September 30, 2011 was $139,287 compared to net loss for the three months ended September 30, 2010 of $561,038.  Net loss for the nine months ended September 30, 2011 and 2010, were $497,133 and $725,130, respectively. The decrease in net losses in the three month period ended September 30, 2011 compared to the comparable period in 2010 is due to substantially lower general and administrative costs, while the increased net loss in the nine month period ended September 30, 2011 compared to the comparable period in 2010 is due to the substantially lower revenues related to the Development Services Agreement with QND during the period.

The Company will incur substantially lower costs and expenses during the year ended December 31, 2011 compared to the year ended December 31, 2010, with decreases being substantially attributable to the Company's decision to scale down active operations as management continues to evaluate and develop its future operating plan.

Liquidity and Capital Resources

As of September 30, 2011, the Company had cash and cash equivalents of $31,325, as compared to cash and cash equivalents of $229,944 as of December 31, 2010. The net decrease in cash of $198,619 for the nine months ended September 30, 2011 is attributable to net cash used for operating activities and amounts used to settle certain accrued expenses and accounts payable.

The Company has not generated sufficient revenues from operations or its investment in intellectual property to meet its operating expenses. The Company has therefore historically financed its operations primarily through issuances of equity and debt securities, and, during the second and third quarters of 2010, through the sale of certain equity interests in FluoroPharma, and in the second and third quarters of 2011, the issuance of certain debt securities.  In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

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

ITEM 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer/Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting.

    The Company's Chief Executive Officer/Principal Accounting Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of the date hereof, there are no material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 2.	Unregistered Sales of Equity Securities, and Use of Proceeds

During the quarter ended September 30, 2011, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $55,000 (the “Q3 Notes”).  The Q3 Notes accrue interest at a rate of 6% annually, and are due and payable on or before March 31, 2012.  In the event of a default on the Q2 Notes and Q3 Notes, the interest rate increases to 12% annually.  The Q3 Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the Q3 Notes may be exchanged for securities issued in connection with a qualified financing, which is defined as a financing resulting in gross proceeds to the Company of at least $1.0 million.  Pursuant to the terms of the Q3 Notes, the Company issued 50,000 shares of its common stock for each $10,000 in principal amount received in connection with the issuance of the Q3 Notes.  As of September 30, 2011, 300,000 shares of its common stock were issued or reserved for issuance in connection with the Q3 Notes (the “Note Shares”).

Proceeds from the sale of the Q3 Notes were used for general working capital purposes.  The offer and sale of the Q3 Notes and Note Shares were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended, and in Section 4(2) of the Securities Act. A legend will be placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Date: November 18, 2011	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer