Form 10-K/A
period 2010-12-31
QUANTRX BIOMEDICAL CORP
filed 2011-12-02
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

P.O. Box 4690, Portland, Oregon 97062
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (503) 575-9385

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2011: 46,077,630 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART II		PAGE
Item 9A.	Controls and Procedures	2
PART III
Item 15.	Exhibits and Financial Statement Schedules	3
SIGNATURES

-i-

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of QuantRx Biomedical Corporation for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission on April 14, 2011.  This Amendment is being filed in response to comments from the Securities and Exchange Commission, and amends Item 8, Financial Statements and Supplementary Data, Item 9, Controls and Procedures, and Item 15, Exhibits and Financial Statement Schedules.  No other changes have been made in this Amendment to the Form 10-K.  This Amendment speaks as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.  In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal accounting officer are filed as Exhibits to this Amendment.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2011. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control over Financial Reporting

    We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

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

Changes in Internal Controls Over Financial Reporting

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

QuantRx Biomedical Corporation

Date: December 2 , 2011	By:	/s/ Shalom Hirschman
Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: December 2 , 2011	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: December 2 , 2011	By:	/s/ Shalom Hirschman
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

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2010	2009
Revenues:
Revenues	$63,717	$486,005
Revenues – related party	1,429,960	2,065,264
Total Revenues	1,493,677	2,551,269

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	375	27,853
Sales, general and administrative	1,120,338	2,013,082
Professional fees	768,664	497,582
Research and development	1,536,057	2,324,286
Amortization	12,976	22,402
Depreciation	60,035	70,082
Total Costs and Operating Expenses	3,498,445	4,955,287

Loss from Operations	(2,004,768)	(2,404,018)

Other Income (Expense):
Interest and dividend income	22,016	40,095
Interest expense	(7,641)	(465,027)
Rental income	2,750	20,798
Amortization of debt discount to interest expense	-	(361,666)
Amortization of deferred finance costs to interest expense	-	(8,693)
Loss from deconsolidation of subsidiary	-	(43,286)
Loss from deconsolidated subsidiary	-	(272,579)
Loss from joint venture	(63,601)	(1,022,760)
Gain on sale of investments	2,254,374	-
Net gain (loss) on disposition of assets	9,028	1,363,640
Gain on settlement of accrued payroll	252,440	-
Gain on settlement of accounts payable	366,590	-
Total Other Income (Expense), net	2,835,956	(749,478)

Income (Loss) Before Taxes	831,188	(3,153,496)

Provision for Income Taxes	-	-

Net Income (Loss)	$831,188	$(3,153,496)

Series A Preferred Dividend	388,017	-
Net Income (Loss) Available to Common Shareholders	443,171	(3,153,496)

Basic and Diluted Net Income (Loss) per Common Share	$0.01	$(0.07)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	44,427,630	43,676,575

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$831,188	$(3,153,496)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	60,613	92,484
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	-	370,359
Expenses related to employee stock based compensation	74,891	582,792
Expenses related to options issued to non-employees	-	4,083
Expenses related to common stock warrants issued for consulting	250	7,499
Expenses related to common stock issued for consulting	-	69,000
Non-cash fair value of warrants issued for interest	-	78,325
Non-cash fair value of warrants issued as compensation	-	100,050
Non-cash fair value of common stock issued as settlement of accrued expenses	128,000	-
Non-cash gain on preferred stock exchanged	(330,360)	-
Non-cash fair value of common stock issued for interest	-	78,000
Loss from deconsolidation of subsidiary	-	315,865
Loss from joint venture	63,601	1,022,760
Net gain on disposition of assets and investments	(1,890,816)	-
Net gain on settlement of accounts payable	(366,590)	-
Net gain on settlement of accrued compensation	(252,440)	-
Gain(loss) on disposition of assets		(1,363,640)
Issuance of convertible notes for accrued interest	-	175,895
Issuance of preferred stock for accrued interest	-	60,823
Interest income settled in common stock of former subsidiary	-	(18,000)
(Increase) decrease in:
Accounts receivable	(346,008)	(26,868)
Interest receivable	(16,000)	(16,000)
Inventories	911	35,457
Prepaid expenses	104,819	(43,685)
Deposits	-	581
Security deposits	5,000	(426)
Increase (decrease) in:
Accounts payable	248,939	84,206
Accrued expenses	187,440	149,358
Deferred revenue	(337,160)	278,379

Net Cash Used by Operating Activities	(1,833,722)	(1,116,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from the sale of investments	1,655,954	-
Cash paid for purchases of fixed assets	-	(27,870)
Cash paid for intangible assets	-	(250,000)
Cash proceeds from sale of equipment	31,501
Cash advances to subsidiary prior to deconsolidation	-	(13,800)

Net Cash Provided (Used) by Investing Activities	1,687,455	(291,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of bridge notes	-	430,000
Proceeds from issuance of promissory notes	-	250,000
Proceeds from issuance of senior secured convertible notes	-	425,000
Repayment of short-term debt	-	(1,347,199)
Distribution from a joint venture	-	2,000,000
Payments on loan payable used to finance equipment purchase	-	(5,731)
Payment of payables related to asset acquisition deposit	-	(25,000)
Payment of payables related to fixed asset purchase	-	(8,803)

Net Cash Provided by Financing Activities	-	1,718,267

Net Increase (Decrease) in Cash and Cash Equivalents	(146,267)	310,398
Net Cash of Deconsolidated Subsidiary	-	(413)
Cash and Cash Equivalents, Beginning of Period	376,211	66,226

Cash and Cash Equivalents, End of Period	$229,944	$376,211

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$7,449	$71,634
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Elimination of deconsolidate subsidiary accounts:
Prepaid expenses	$-	$104,506
Property and equipment, net	$-	$274,404
Intangible assets, net	$-	$1,907,193
Deposits	$-	$3,565
Accounts payable	$-	$1,311,839
Accrued expenses	$-	$215,050
Additional paid-in-capital	$-	$479,129

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number	Amount	Additional	Stock		Total
			of Shares		Paid-in Capital	to be Issued	Accumulated Deficit	Stockholders’ Equity

BALANCE, DECEMBER 31, 2008	-	$-	42,886,380	$428,863	41,549,234	$-	(45,109,623)	(3,131,526)
	-
Fair value of employee stock based compensation for options issued	-	-	-	-	263,892		-	263,892
Fair value of employee stock based compensation for common stock warrants issued	-	-	-	-	318,900		-	318,900
Fair value of options issued to non-employees	-	-	-	-	4,083		-	4,083
Fair value of common stock issued for consulting	-	-	150,000	1,500	67,500		-	69,000
Fair value of common stock warrants issued to non-employees for consulting	-	-	-	-	107,549		-	107,549
Fair value of common stock warrants issued to settle accounts payable	-	-	-	-	195,000		-	195,000
Incremental fair value of modified warrants for interest	-	-	-	-	6,250		-	6,250
Fair value of warrants issued for interest	-	-	-	-	72,075		-	72,075
Fair value of common stock issued for interest	-	-	200,000	2,000	76,000		-	78,000
Fair value of common stock issued with senior secured convertible notes	-	-	306,250	3,063	82,740		-	85,803
Fair value of warrants issued with senior secured convertible notes	-	-	-	-	33,487		-	33,487
Fair value of embedded beneficial conversion feature of convertible notes	-	-	-	-	6,325		-	6,325
Fair value of common stock issued with promissory notes	-	-	185,000	1,850	49,998		-	51,848
Fair value of warrants issued with promissory notes	-	-	-	-	39,666		-	39,666
Issuance of preferred stock to settle short-term debt and accrued interest	4,060,397	40,604	-	-	4,019,785		-	4,060,389
Issuance of common stock for asset acquisition - PRIA	-	-	700,000	7,000	343,000		-	350,000
Fair value of warrants issued in conjunction with joint venture formation	-	-	-	-	1,000,000		-	1,000,000
Elimination of deconsolidated subsidiary additional paid in capital	-	-	-	-	(479,129)		-	(479,129)
Net loss for the year ended December 31, 2009	-	-	-	-	-		(3,153,496)	(3,153,496)

BALANCE, DECEMBER 31, 2009	4,060,397	$40,604	44,427,630	$444,276	$47,756,355	$-	$(48,263,119)	$(21,884)

Series A-1 Preferred Stock Dividend	388,017	3,880			384,137		(388,017)	-
Cancelation of Series A-1 Preferred Stock	(4,448,414)	(44,484)			(3,954,041)			(3,998,525)
Issuance of Series B Convertible Preferred Stock	17,916,228	179,162			3,291,168			3,470,330
Common stock to be issued in connection with settlement agreements						128,000	-	128,000
Fair value of common stock options	-				46,892		-	46,892
Fair value of warrants issued in conjunction with joint venture formation	-				250		-	250
Net income for the year ended December 31, 2010	-	-	-	-	-		831,188	831,188

	17,916,228	$179,162	44,427,630	$444,276	$47,524,761	$128,000	$(47,819,948)	$456,251

The accompanying notes are an integral part of these financial statements

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

    Management believes that given (i) the current economic environment , (ii) our accumulated deficit; (iii) our lack of revenue; and (iv)  the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern. We are currently pursuing various funding options, including licensing opportunities and the sale of investment holdings, as well as a strategic or other transaction with our joint venture partner, to obtain additional funding to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be successful in our efforts. Should we be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

During 2010, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using a risk free interest rate of 2.43%, expected volatility of 72%, and a dividend yield of zero.  During 2009, the fair value of each share based payment was estimated on the measurement date using a risk free interest rate of 3.24%, expected volatility of 70%, and a dividend yield of zero.

  Risk-Free Interest Rate. The interest rate used is based on the yield of a U.S. Treasury security as of the beginning of the year.

Expected Volatility. The Company calculates the expected volatility based on historical volatility of monthly stock prices over a period equal to the term of the option or warrant .

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

In October 2010, the Company sold 1,316,173 shares of FluoroPharma Common Stock available for sale to certain of its investors for $0.60 per share resulting in cash proceeds of $789,704.  These proceeds have been recorded as a Gain on Sale of Investments during the period ended December 31, 2010, as the basis in the FluoroPharma Common Stock was now determined to be zero.

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

     In October 2010, the Company completed an exchange of its Series A-1 Preferred Stock (“Series A Preferred”) into shares of its Series B Preferred Stock (“Series B Preferred”) and shares of FluoroPharma common stock (the “Exchange”).  Prior to the Exchange, the Company had 4,448,414 shares of Series A Preferred issued and outstanding with a face value of $4,448,414.  In exchange for all the issued and outstanding Series A Preferred, the Company issued 17,916,228 Series B Preferred with a value of $3,583,246, representing 80% of the face value of the Series A Preferred exchanged.  The remaining 20% of the face value of the Series A Preferred of $865,169 was exchanged for 692,135 shares of FluoroPharma common stock using the preferred exchange rate of $1.25 (the “FluoroPharma Shares”), which rate was negotiated by certain substantial holders of the Series A Preferred and the Company.

    The Company recorded the Series A Preferred issued in connection with the Exchange pursuant to ASC 470-20-40-4, as there was no gain or loss to be recognized on the exchange of the Series A Preferred for Series B Preferred.  The value of the Series B Preferred issued in connection with the Exchange was recorded net of financial advisory fees.

    The Company had previously recorded its investment in FluoroPharma using the equity method.  In October 2010, prior to the Exchange, the Company determined that, as a result of its loss of control of FluoroPharma through the prior sales of FluoroPharma Shares in cash transactions, a change in the classification of the FluoroPharma Shares to marketable securities was required, and therefore recorded an unrealized gain of $415,280 pursuant to ASC 320-10, using $0.60 per share as the market value for the mark to market adjustment.  Upon completion of the Exchange, and issuance of the FluoroPharma Shares to its holders of Series A Preferred, the gain became a realized gain of $415,280.   The difference between the fair market value of the Series A Preferred exchanged ($865,169) and the fair market value of the FluoroPharma Shares ($415,280) was $449,889, and was recorded as an increase to Additional Paid-in Capital.

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