Form 10-Q/A
period 2011-06-30
QUANTRX BIOMEDICAL CORP
filed 2011-12-02
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q /A
(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

Commission File No. 0-17119

QUANTRX BIOMEDICAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0202574
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

P.O. Box 4690, Portland, Oregon 97062
 (Address of Principal Executive Offices) (Zip Code)

503-575-9385
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

The number of shares outstanding of the issuer’s common stock as of August 16 , 2011 was 50,046,630.

-i-

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of QuantRx Biomedical Corporation for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 16, 2011.  This Amendment is being filed in response to comments from the Securities and Exchange Commission as they relate to net gains on dispositions reflected in the Company’s Statements of Operations and Consolidated Statement of Cash Flows, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).  In addition, the MD&A has been amended to reflect research and development costs, and net loss on dispositions due principally to the write downs of accounts receivable related to QN Diagnostics, the Company’s former joint venture, as described below.  No other changes have been made in this Amendment to the Form 10-Q.  This Amendment speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.  In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal accounting officer are filed as Exhibits to this Amendment.

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

ITEM 1.	Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	unaudited
Current Assets:
Cash and cash equivalents	$11,680	$229,944
Accounts receivable	1,878	4,457
Accounts receivable – related party	-	414,179
Interest receivable – related party	71,689	63,689
Inventories	3,039	3,770
Prepaid expenses	5,445	23,409
Note receivable – related party	200,000	200,000
Total Current Assets	293,731	939,448

Investments	200,000	200,000
Property and equipment, net	44,277	109,479
Intangible assets, net	42,674	46,805
Security deposits	6,093	6,093
Total Assets	$586,775	$1,301,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$144,378	$437,587
Accounts payable – related party	-	193,987
Accrued expenses	8,750	168,000
Deferred rent	9,750	-
Notes payable	105,234	-
Security deposit	2,000	2,000
Total Current Liabilities	270,112	801,574
Notes payable, long-term	44,000	44,000
Total Liabilities	314,112	845,574

Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):	-	-
Series B Convertible preferred stock; $0.01 par value, 20,500,000 authorized shares, 20,416,228 and 17,916,228 shares issued and outstanding, respectively	204,162	179,162
Common stock; $0.01 par value; 150,000,000 authorized; 50,046,630 and 44,427,630 shares issued and outstanding, respectively	500,466	444,276
Common stock to be issued	-	128,000
Additional paid-in capital	47,745,829	47,524,761
Accumulated deficit	(48,177,794)	(47,819,948)
Total Stockholders’ Equity (Deficit)	272,663	456,251

Total Liabilities and Stockholders’ Equity (Deficit)	$586,775	$1,301,825

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Revenues:
Revenues		$1,888		$19,428		$10,788		$29,438
Revenues – related party		-		621,612		-		1,270,893
Total Revenues		1,888		641,040		10,788		1,300,331

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)		100		97		281		129
Sales, general and administrative		37,265		279,526		55,632		583,103
Professional fees		210,225		178,879		278,023		428,430
Research and development		12,976		529,087		39,808		1,133,433
Amortization		2,065		4,540		4,131		8,844
Depreciation		5,479		15,909		17,630		32,815
Total Costs and Operating Expenses		268,110		1,008,038		395,505		2,186,754

Loss from Operations		(266,222)		(366,998)		(384,717)		(886,423)

Other Income (Expense):
Interest and dividend income		4,000		5,127		8,000		11,387
Interest expense		(986)		(1,599)		(1,560),		(2,777)
Rental income		-		4,125		-		8,250
Gain on settlement of accounts payable		255,676		-		257,233		-
Gain (loss) from joint venture		-		-		-		(63,601
Gain on sale of investments		-		501,250		-		751,250
Net gain (loss) on disposition		(15,290)		20,251		(236,802)		17,822
Total Other Income (Expense), net		243,400		529,154		26,871		722,331

Income (Loss) Before Taxes		(22,822)		162,156		(357,846)		(164,092)

Provision for Income Taxes		-		-		-		-

Net Income (Loss)		$(22,822)		$162,156		$(357,846)		$(164,092)

Basic and Diluted Net Loss per Common Share	$	Nil	$	Nil	$	Nil	$	Nil

Basic and Diluted Weighted Average Shares Used in per Share Calculation		48,120,174		44,427,630		47,298,902		44,427,630

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Six Months Ended
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(357,846)	$(164,092)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	21,761	41,659
Non-cash expenses related to employee stock based compensation	17,950	30,992
Non-cash expenses related to common stock warrants issued for consulting	13,738	250
Non-cash expenses related to fair value of common stock issued in warrant exchange	62,070	-
Non-cash fair value of preferred stock issued as compensation	37,500	-
Net Gain on settlement of accounts payable	257,233	-
Loss from joint venture	-	63,601
Gain(loss) on disposition	(236,802)
(Increase) decrease in:
Accounts receivable	416,758	(468,339)
Interest receivable	(8,000)	(8,000)
Inventories	731	103
Prepaid expenses	17,964	96,900
Increase (decrease) in:
Accounts payable	(417,055)	396,375
Accrued expenses	(159,016)	152,000
Deferred rent	9,750	-
Deferred revenue	-	(328,988)

Net Cash Used by Operating Activities	(323,264)	(1,019,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of investment securities	-	751,250
Cash proceeds from the sale of equipment	-	20,251

Net Cash Provided (Used) by Investing Activities	-	771,501

CASH FLOWS FROM FINANCING ACTIVITIES	105,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	(218,264)	(248,110)

Cash and Cash Equivalents, Beginning of Period	229,944	376,211

Cash and Cash Equivalents, End of Period	$11,680	$128,101

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$1,326	$2,777
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for accounts payable	43,000

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

Black Scholes Option Pricing Model.   The Company will determine a risk-free interest rate on the date of grant, will use a dividend yield of 0%, and will use its common stock volatility in its Black-Scholes calculations for 2011.

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

Research and development costs for the three months ended June 30, 2011 and 2010 were $12,976 and $529,087, respectively, and for the six months ended June 30, 2011 and 2010 were $39,808 and $1,133,433, respectively.  The decrease in research and development costs in the 2011 periods is directly related to the suspension of operations at December 31, 2010.

During the three and six months ended June 30, 2011, the Company had gains on settlement of accounts payable of $255,676 and $257,233, respectively.  During the six months ended June 30, 2011, the Company settled an aggregate total of $328,676 of accounts payable and accrued expenses in consideration for cash settlements of $32,025 and the issuance of 900,000 shares of common stock with a fair value of $43,000.

During the three and six months ended June 30, 2011, the Company recorded an aggregate net loss on dispositions of $15,290 and $236,802, respectively, due primarily to write downs of accounts receivable related to QN Diagnostics, the Company’s former joint venture.

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

Date: December 2 , 2011	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer