Form 10-K/A
period 2010-12-31
QUANTRX BIOMEDICAL CORP
filed 2012-01-17
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 2)

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
SIGNATURES

-i-

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of QuantRx Biomedical Corporation for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission on April 14, 2011.  This Amendment is being filed in response to comments from the Securities and Exchange Commission, and amends Item 9, Controls and Procedures.  No other changes have been made in this Amendment to the Form 10-K.  This Amendment speaks as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.  In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal accounting officer are filed as Exhibits to this Amendment.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2010. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

QuantRx Biomedical Corporation

Date: January 17 , 2011	By:	/s/ Shalom Hirschman
Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: January 17 , 2011	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: January 17 , 2011	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director