Form 10-K
period 2011-12-31
QUANTRX BIOMEDICAL CORP
filed 2012-04-17
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2011

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
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011): $1,547,357

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 10, 2012: 51,578,597 shares.

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

ITEM 1.  Business

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at PO Box 4690, Tualatin, OR  97062.  When used in this Quarterly Report on Form 10-K, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Corporation, a Nevada corporation.

Recent Developments

During the six months ended December 31, 2011, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $105,000 (the “2011 Notes”).  The 2011 Notes accrue interest at the rate of 6% annually, and are due and payable on or before March 31, 2012.  In addition to the 2011 Notes issued during the six months ended December 31, 2011, the Company issued additional 2011 Notes during the quarter ended June 30, 2011 in the principal amount of $100,000.   The proceeds from the issuance of the 2011 Notes were used to finance the Company’s current working capital needs. The Company currently intends to issue additional promissory notes to finance its current working capital needs.  There can be no assurance that the Company will be able to issue additional promissory notes.

The 2011 Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the Notes may be exchanged for securities issued in connection with a qualified financing (the  “Qualified Financing”), which is defined as a financing resulting in gross proceeds to the Company of at least $1.0 million.  The Company issued 1,031,967 shares of its common stock in connection with the issuance of the 2011 Notes.   While the Company intends to pay the Notes using proceeds from consummation of the Qualified Financing, management does not believe that consummation of a Qualified Financing is likely prior to the date the 2011 Notes become due and payable.  In the event a Qualified Financing does not occur, the holders of the 2011 Notes could demand payment of the 2011 Notes.  In the event the Company was unable to pay principal and accrued interest on the 2011 Notes following demand for payment, the Company would be in default under the terms of the 2011 Notes, and interest thereon would increase to 12% per annum.  While no assurances can be given, management currently intends to attempt to restructure the 2011 Notes, or extend the maturity date thereon, in order to allow additional time to consummate a Qualified Financing.

On July 7, 2011, the Company and NuRx Pharmaceuticals, Inc. (“NuRx”) settled all disputes between the parties relating to a complaint brought against the Company by NuRx relating to QN Diagnostics, LLC, a joint venture between the Company and NuRx (“QND”).  Since July 2009, the Company had focused on, among other development initiatives, the development of its POC lateral flow diagnostics products through QND.  QND was formed to develop and commercialize products incorporating the Company’s lateral flow strip technology and related lateral flow strip readers.  Under the terms of the settlement with NuRx, the Company transferred its entire membership interest in QND to NuRx, including all assets held by the Company relating to QND, for and in consideration for the issuance to the Company of 12.0 million shares of common stock of NuRx (the "Settlement Shares"). As a result of the issuance of the Settlement Shares, the Company holds an approximate 25% equity interest in NuRx, and the Company has no further contractual obligations or liabilities associated with its former interest in QND.  While no assurances can be given, the Company currently does not expect to receive any value for its holdings in NuRx.

Overview

The Company has developed and ultimately intends to commercialize its innovative PAD based products for the OTC and laboratory markets based on its patented technology platforms, and its genomic diagnostics, based on its patented PadKit® technology for the worldwide healthcare industry. These platforms include: inSync®, Unique™, PadKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.  These products are intended for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs.

The Company’s efforts to commercialize its products are currently contingent on additional financing to execute its business and operating plan which is currently focused on the commercialization of the Company’s PAD technology either directly or though a joint venture or other relationship intended to increase shareholder value.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities.  This plan was necessary in order for the Company to continue as a going concern.  No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

During the year ended December 31, 2011, the Company had minority investments in Genomics USA, Inc. (“GMS”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets.  The Company is currently evaluating its minority equity interest in GMS with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GMS.

The Company’s current strategy is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products either directly or through joint ventures or similar relationships intended to capitalize on the Company’s PAD technology; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GMS.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Our Business

Management is continuing the development of its innovative PAD based products though genomic testing, although commercialization efforts are conditioned on securing adequate financing..  Assuming the availability of adequate working capital, the Company’s objective is to target significant market opportunities for its products through the following platforms:

PAD/Health and Wellness

•
PAD products are based on the Company’s non-woven disposable absorbent pad technology, with products for aiding the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, the OTC catamenial markets, and other medical needs, including diagnostic sampling products which enable self-collection and worldwide transport for indications such as various cancers, premature delivery, and genomic testing.

Genomic Testing (through Genomics USA)

•	Single Nucleotide Polymorphism (SNP) chips; genome-based diagnostic chips for the laboratory and healthcare professional markets.
•	Laboratory based tests developed by the Company

Diagnostic products constitute the core of the Company’s historical product development focus. Genomic testing constitutes long-term opportunities either through commercialization or through investment by a strategic partner.   The Company’s healthcare technologies are currently in different stages of development ranging from commercialization to proof of concept. The Company ultimately plans to bring its products to commercialization; however, commercialization of these technologies is currently contingent on the development of a financing and operating plan that permits the Company to successfully capitalize on its development efforts to date.  Such plan may include seeking a strategic or other partner to economically commercialize or finance the Company’s technologies. The Company’s objective in the interim is to maintain strict cost control measures, as well as maintain control of its technologies, in order to continue as a going concern.  The discussion below assumes the Company continues with the development and commercialization of its technologies, although no assurances can be given.

Product and Product Candidates

The Company has historically operated under a two-fold product development strategy: (i) the maximization of the value of internally developed products that are market-ready for near-term distribution, and (ii) the aggressive development of technology platforms for products that the Company believes will address medical diagnostic and treatment issues into the future.

In introducing its PAD product lines and other products, the Company sought to align itself with experienced marketing partners that have established distribution channels. The Company teamed with a manufacturing partner in Asia, as well as niche United States manufacturers, in order to bring products to market in an efficient manner while controlling product quality.  While these relationships are currently in effect, most have been suspended pending the development of a financing and operating plan to commercialize the Company’s products and technology.

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

Although significant improvements have been made in the area of Pap test sample reading and sample preparation, clinical indications support broad testing for HPV that will have a greater impact in lowering the incidence of cervical cancer.  The Company believes the PADKit will provide a superior and more consistent sample, as well as a simpler, more comfortable and convenient procedure for HPV testing.  The Company further hopes to demonstrate viability of the PADKit as the basis of various other diagnostic and screening tests.

The Company holds several patents for the method and apparatus for collecting vaginal fluid and exfoliated vaginal cells for diagnostic purposes; collection of a sample for general diagnostic screening, and the collection of an anal sample for prostate and other diagnostic purposes.  Several clinical studies have been conducted on the PADKit, which have provided data needed to show the degree to which the sample collected can be used to replace other accepted samples, as well as its safety and ease of use.

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

The Company has significant experience manufacturing its miniform and a clear understanding of its costs.  The miniform technology is protected by numerous patents covering various applications, the manufacturing process, and certain materials. The Company currently has contracted with a firm based in Taiwan to manufacture its pads, although the manufacturing relationship is currently suspended due to the Company’s financial condition, and pending the development of a financing and operations plan that allows the Company to recommence active operations.

Product Candidates

SNPchip Genome-based Diagnostic Microarray Chips (Genomics USA)

GMS, in which the Company owns approximately 10%, as well as a note convertible into an additional 10% on a fully-diluted basis, has developed a proprietary, low cost and accurate microarray technology to support large-scale personalized medicine.  The first GMS product, in late development, is “The HLA-Chip”, a low cost microarray with customized analytical software for high throughput clinical genetics and public health testing. The HLA-Chip is being developed to become the replacement for all DNA based Human Lymphocyte Antigen (HLA) testing in solid organ and stem cell transplantation.

Since the ability of an individual to respond to a particular drug or vaccine is essentially determined by his/her immune response (determined by the HLA type), a key application for this HLA-based technology will be related to vaccine development and personalized vaccine delivery, which will assure a vaccine’s effectiveness for a particular individual. Other uses for a defined HLA type will include tissue transplantation, population scale testing for viral diseases, personalized treatment of microbial infection, and personalized treatment for autoimmune diseases such as arthritis and multiple sclerosis.

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

In 2009, GMS strengthened its intellectual property on this product with the issuance of two patents covering its microarray technology.

Development of this critical HLA determinate test has been primarily funded by a Defense Advanced Research Projects Agency (DARPA) sponsored Small Business Innovation Research (SBIR) grant of approximately $3.0 million. In September 2009, GMS received two multi-year SBIR grants aggregating $3,600,000 for further development of the HLA Chip and a variant of the HLA Chip.

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

Any product candidates that we successfully develop, which are cleared for sale by the FDA or similar international regulatory authorities in other countries, may compete with competitive products currently being used or that may become available in the future. Most of our competitors have substantially greater capital resources than we have, and greater capabilities and resources for research, conducting preclinical studies and clinical trials, regulatory affairs, manufacturing, marketing and sales. As a result, we may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product.  In addition, given our current lack of adequate working capital, our competitors will have the opportunity to capture market opportunities missed by the Company as it attempts to secure additional financing necessary to commercialize our products.

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

Intellectual Property Rights and Patents

As of December 31, 2011, the Company had twelve (12) patents issued, one (1) patents pending, and two (2) licensed patents.  Our issued patents expire between 2014 and 2021; however, the Company may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development.  The Company also holds both United States and foreign trademarks, including QuantRx, PADkit, inSync, and Unique, and has applied for the rights to several others.

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

Licensing, Distribution and Development Agreements

The Church & Dwight agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, the Company entered into a ten-year Technology License Agreement with Church & Dwight Co., Inc.  Under the terms of the Agreement, Church & Dwight acquired exclusive world-wide rights to use certain Company technology related to the jointly developed test and began distributing the product in early 2009, resulting in the Company receiving royalties on net sales of the product in 2011 and 2010 of $19,085 and $26,815, respectively.

The Company licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings from The Procter & Gamble Company. The five-year license agreement was entered into July 2006 and has a five-year automatic renewal option.  This agreement remains in effect, and the Company pays quarterly royalty payments to Procter & Gamble, as stipulated in the license agreement.

Regulatory Requirements

Some of our products and manufacturing activities are subject to regulation by the FDA, and by other federal, state, local and foreign regulatory authorities. Pursuant to the Food, Drug and Cosmetic Act of 1938, commonly known as the FD&C Act, and the regulations promulgated under it, the FDA regulates the research, development, clinical testing, manufacture, packaging, labeling, storage, distribution, promotion, advertising and sampling of medical devices and medical imaging products. Before a new device or pharmaceutical product can be introduced to the market, the manufacturer must generally obtain marketing clearance through a section 510(k) notification, through a Premarket Approval (PMA), or New Drug Approval (NDA).

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

The Company’s Portland, Oregon, facility is in compliance with current FDA requirements.  In the quarter ended June 30, 2010, the FDA audited the Company, and its operations were found to be fully compliant.

Additionally, the Centers for Medicare & Medicaid Services (CMS) regulates all laboratory testing (except research) performed on humans in the U.S. through the Clinical Laboratory Improvement Amendments (“CLIA”). In total, CLIA covers approximately 225,000 laboratory entities. The Division of Laboratory Services, within the Survey and Certification Group, under the Office of Clinical Standards and Quality (“OCSQ”) has the responsibility for implementing the CLIA Program.

The objective of the CLIA program is to ensure quality laboratory testing. Although all clinical laboratories must be properly certified to receive Medicare or Medicaid payments, CLIA has no direct Medicare or Medicaid program responsibilities.

Since the Company’s current operating plan includes such a facility, it will fall under CLIA regulatory requirements.

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

Research and Development Activities

The Company spent $47,678 and $1,536,057 on research and development activities during the years ended December 31, 2011 and 2010, respectively.  Spending on research and development during the preceding two fiscal years was incurred principally to support QND, and such spending has decreased to nominal expenditures due to the current litigation involving QND, and the suspension of active development of our product lines pending the development of a short- and long-term financing and operating plan.

Employees

As of December 31, 2011, we had no full-time employees; however, the Company has five part-time and full-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect the Company’s intellectual property and other assets. Our employees have never been represented by a labor organization or covered by a collective bargaining agreement.

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

At March 31, 2012, we have certain promissory notes that will become due and payable.  In the event we are not able to raise sufficient capital to pay such notes, or otherwise restructure the same, and payment of principal and accrued interest thereon is demanded by the holders thereof, we will be in default, and may not be able to continue as a going concern.

During the year ended December 31, 2011, we issued promissory notes with a principal amount aggregating $205,000, bearing interest at 6.0% per annum.  Such notes become due and payable on March 31, 2012.  In the event we are unable to pay such notes, or otherwise extend the maturity date thereof, or restructure the notes, and payment of principal and accrued interest thereon is demanded by the holders thereof, we will be in default, and the Company may not be able to continue as a going concern.  In the event of a default, among other remedies, the interest rate paid in connection with the notes increases to 12% per annun.

Commercialization of our products is contingent on the development of a financing and operating plan, and we might not successfully develop a plan to develop our technology or products, or otherwise commercialize the same.

While management is continuing the development of its innovative PAD based products though genomic testing, commercialization efforts are conditioned on securing adequate financing, or entering into an alternative relationship necessary to allow the Company to commercialize its products and technology.  Although no assurances can be given, in the event the Company is unable to successfully raise additional capital, develop a plan or otherwise enter into an alternative relationship to allow the Company to capitalize on its products and technology, we may not be able to attract or retain the management or personnel necessary to execute such plan and commercialize our technology or products.  In the event we are unable to successfully develop a plan, attract or retain necessary and qualified personnel, or otherwise enter into an alternative relationship necessary to allow the Company to commercialize its products and technology, we may be unable to continue as a going concern.

Our ability to operate as a going concern is dependent upon raising adequate financing.

While management is continuing the development of its innovative PAD based products though genomic testing, commercialization efforts are conditioned on securing adequate financing.  Although we are pursuing various funding and related options, to obtain additional funding to continue the development of our products and bring them to commercial markets, management has been unsuccessful to date in securing financing other than bridge financing.  There can be no assurance that we will be successful in our efforts to obtain adequate financing. Should we be unable to raise adequate financing or generate revenue in the future, the Company’s business prospects would be materially and adversely harmed. As a result, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern.

We have a history of incurring net losses and we may never become profitable.

As of the year ended December 31, 2011, the Company had an accumulated deficit of $48,658,457. Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Since the Company presently has limited sources of revenues, we will incur substantial and increasing losses in 2012. We cannot assure you that we will ever become profitable.

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

Efforts to commercialize our products are conditioned on the development of a financing and operating plan that allows the Company to recommence operations.  Assuming the successful development of such a plan, the success of the Company will depend in substantial part on the extent to which our products achieve market acceptance. We cannot predict or guarantee that physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any products of the Company.

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

The success of our business depends, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense among numerous pharmaceutical and biotechnology companies, universities and other research institutions.  As a result of the suspension of the development of our PAD based products, we have substantially reduced our headcount and currently rely on consultants to manage the business and operations of the Company.  There can be no assurance that the Company will be able to attract and retain skilled personnel at such time as it recommences operations, and the failure to do so would have a material adverse effect on the Company.

The Company may not be able to efficiently develop manufacturing capabilities or contract for such services from third parties on commercially acceptable terms.

The Company has established relationships with third-party manufacturers for the commercial production of our products, which relationships have been suspended due to the suspension of direct, active operations.  There can be no assurance that the Company will be able to reestablish or maintain relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture our products on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At December 31, 2011, the Company had reduced its operations and does not maintain a corporate headquarters.  During 2011, the Company was leasing a facility in Portland Oregon with a lease agreement that expired on September 30, 2011. The lease agreement contained a deferred rent provision, allowing a 50% reduction on rent until the end of the lease.  The Company terminated its lease and has settled the $3,900 remaining portion and deferred rent obligation of $15,600 for a net payment of $3,900.  The Company has no further obligation under this lease agreement, and currently is planning to transfer operations to a new facility pending obtaining financing to recommence operations.

ITEM 3.  LEGAL PROCEEDINGS

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

	High	Low
Year ended December 31, 2011
Fourth Quarter	$0.15	$0.02
Third Quarter	$0.13	$0.03
Second Quarter	$0.05	$0.02
First Quarter	$0.09	$0.02

Year ended December 31, 2010
Fourth Quarter	$0.17	$0.05
Third Quarter	$0.21	$0.08
Second Quarter	$0.36	$0.18
First Quarter	$0.44	$0.22

Stockholders

As of December 31, 2011, there were approximately 279 holders of record of our common stock, one of which was Cede & Co., a nominee for the Depository Trust Company or DTC.  Shares of common stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We issued shares of our common and preferred stock, as well as unsecured promissory notes, in unregistered transactions during fiscal year 2011. All of the notes and shares of common and preferred stock issued were issued in non-registered transactions in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Commission during the fiscal year ended December 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Recent Developments

During the six months ended December 31, 2011, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $105,000 (the “2011 Notes”).  The 2011 Notes accrue interest at the rate of 6% annually, and are due and payable on or before March 31, 2012.  In addition to the 2011 Notes issued during the six months ended December 31, 2011, the Company issued additional 2011 Notes during the quarter ended June 30, 2011 in the principal amount of $100,000.   The proceeds from the issuance of the 2011 Notes were used to finance its current working capital needs.

The 2011 Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the 2011 Notes may be exchanged for securities issued in connection with a qualified financing (the  “Qualified Financing”), which is defined as a financing resulting in gross proceeds to the Company of at least $1.0 million.  The Company issued a total of 1,031,967 shares of its common stock in connection with the issuance of the 2011 Notes.   While the Company intends to pay the 2011 Notes using proceeds from consummation of the Qualified Financing, management does not believe that consummation of a Qualified Financing is likely prior to the date the 2011 Notes become due and payable.  In the event a Qualified Financing does not occur, the holders of the 2011 Notes could demand payment of the 2011 Notes.  In the event the Company was unable to pay principal and accrued interest on the 2011 Notes following demand for payment, the Company would be in default under the terms of the 2011 Notes, and interest thereon would increase to 12% per annum.  While no assurances can be given, management currently intends to attempt to restructure the 2011 Notes, or extend the maturity date thereon, in order to allow additional time to consummate a Qualified Financing.

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

Overview

The Company has developed and ultimately intends to commercialize its innovative PAD based products for the OTC and laboratory markets based on its patented technology platforms, and its genomic diagnostics, based on its patented PadKit® technology for the worldwide healthcare industry. These platforms include: inSync®, Unique™, PadKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.  These products are intended for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs.

The Company’s efforts to commercialize its products are currently contingent on additional financing to execute its business and operating plan which is currently focused on the commercialization of the Company’s PAD technology either directly or though a joint venture or other relationship intended to increase shareholder value.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities.  This plan was necessary in order for the Company to continue as a going concern.  No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

During the year ended December 31, 2011, the Company had minority investments in Genomics USA, Inc. (“GMS”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets.  The Company is currently evaluating its minority equity interest in GMS with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GMS.

The Company’s current strategy is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products either directly or through joint ventures or similar relationships intended to capitalize on the Company’s PAD technology; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GMS.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

The following discussion of our financial condition should be read together with our financial statements and related notes included in this Annual Report on Form 10-K.

Our Results of Operations

 We recognized total revenues of $19,085 and $63,717 for the years ended December 31, 2011 and 2010, respectively, due to lower revenues from PAD sales and lower royalty revenues in the 2011 period.  Included in total revenues are $18,196 and $26,815, attributable to royalty payments from Church & Dwight Co., Inc. (“Church & Dwight”) for 2011 and 2010, respectively.  The Church & Dwight royalty payments began in the second quarter of 2009, for the license of certain Company technology to Church & Dwight.  The Company expects only nominal revenues pending the successful launch of its PAD-based products and no assurances can be given that the Company’s revenues will return to levels recognized prior to the dispute with QND.

Total costs and operating expenses for the years ended December 31, 2011 and 2010 were $815,850 and $3,638,450, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Sales, General and Administrative	$123,559	$945,779
Professional Fees	$610,129	$768,664
Research and Development	$47.868	$281,963
Other Expense, net	$33,885	$73,011

Sales, general and administrative expenses include, but are not limited to, payroll and related expenses, rent, office and insurance expenses. The substantial decrease in sales, general and administrative expense in the 2011 period is due to decreased personnel and related expenses due to the suspension of active operations at December 31, 2010.  Included in Sales, general and administrative expenses for the year ended December 31, 2011 are non-cash expenses of $45,000 related to stock issued as payment for board and other administrative services.

Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease in professional fees in the 2011 period of $158,535 is directly related to the suspension of operations at December 31, 2010.  Included in the professional fees expenses for the year ended December 31, 2011 are non-cash expenses of $163,290 related to stock and warrants issued as payment for professional services.

Research and development expense during 2011 primarily reflects technical consulting and expenses incurred to support the PAD-development and related products.  The decrease in research and development expenses in the year ended December 31, 2011 are directly related to the termination of research and development efforts related to QND and the suspension of operations in December 2010.

Other Income and Expense for the years ended December 31, 2011 and 2011 was a gain of $13,149 and $2,835,956, respectively.  Highlights of the major components of Other Income and Expense our results of operations are detailed and discussed below:
	Year Ended December 31, 2011	Year Ended December 31, 2010

Gain on sale of investments	$-	$2,254,374
Gain on settlement of accounts payable	$259,123	$366,590
Gain on settlement of accrued payroll	$-	$252,440
Amortization of debt discount to interest expense	(26,175)	-
Interest Expense	$(6,501)	$(7,349)
Interest, Dividend and Rental Income	$16,000	$24,766

During the years ended December 31, 2011 and 2010 the Company recorded gains on the settlement of accounts payable and accrued expense related to settlement agreements reached with its vendors and compensation settlements reached with executive management.  During 2011, the Company settled $334,257 of accounts payable for $32,133 in cash and 900,000 shares of its common stock with a fair-value of $43,000.  During 2010, the Company settled $690,422 of accounts payable for $223,832 in cash and 1,250,000 in shares of its common stock.

      During the years ended December 31, 2011 and 2010, interest expense increased to $32,676 from $7,349 primarily due to outstanding notes payable in the 2011 period.

The Company anticipates substantially lower costs and expenses during the year ended December 31, 2012 compared to the year ended December 31, 2011, which anticipated decreases are substantially attributable to the suspension of active development of our PAD based products during the current fiscal year.

During the years ended December 31, 2011 and 2010, the Company recorded net losses from discontinuing the QND operations of $229,297 and $62,596, respectively.  Losses incurred in the 2011 period are primarily due to the write down of accounts receivable related to QND.

Net loss for 2011 was $783,616 compared to net income of $ $831,188 reported for 2010.  The decrease in net income during 2011 was primarily attributable to the absence of revenues from QND of $1,429,960 and the absence of net gains from the sales of investments of $2,254,374, as well as all the factors previously discussed.

Liquidity and Capital Resources

At December 31, 2011, the Company had cash and cash equivalents of $7,565 as compared to $229,944 at December 31, 2010.

During the year ended December 31, 2011, we used $427,379 of cash for operating activities, as compared to $1,833,722 during the year ended December 31, 2010. The decrease in cash used for operating activities was primarily a result of higher cash available for operations in the 2010 period primarily due to the sale of investments in FlouraPharma.  The Company has also met certain operating expenses with the issuance of common stock, options or warrants, when possible.

Cash provided by investing activities during the year ended December 31, 2011 was $0 compared to cash used in investing activities of $1,687,455 during the year ended December 31, 2010.  During 2010, cash used for investing activities was primarily due to the sale of its investment in FluoraPharma.

        Cash provided by financing activities during the year ended December 31, 2011 was $205,000 as compared to $0 during the year ended December 31, 2010. During 2011, cash provided for financing activities was through the issuance of the 2011 Notes.

        The Company has not generated sufficient revenues from operations to meet its operating expenses. In addition, the Company will require additional funding to complete the development and launch of its products, or to otherwise capitalize on its PAD technology. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

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

The Company believes that the ability of the Company to recommence operations, and therefore continue as a going concern is dependent upon its ability to do any or all of the following:

•	obtain adequate sources of funding to pay operating expenses and fund long-term business operations;

•	enter into a licensing or other relationship that allows the Company to commercialize its products;

•	manage or control working capital requirements by reducing operating expenses; and

•	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

There can be no assurance that the Company will be successful in achieving its short- or long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

In addition, the 2011 Notes are currently due and payable upon demand.  The Company currently has insufficient cash resources to pay the 2011 Notes.  The Company is currently negotiating a restructuring of the 2011 Notes to extend the maturity date thereof.  No assurances can be given that the Company will be able to successfully restructure the 2011 Notes.   In the event the holders of the 2011 Notes demand payment, and the Company is unable to pay such 2011 Notes or otherwise restructure the same, the Company will be unable to continue as a going concern.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2011 and 2010, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited balance sheets for the years ended December 31, 2011 and 2010 and audited statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        In connection with the preparation of the annual report on Form 10-K for the year ended December 31, 2011, an evaluation was carried out by our Chief Executive Officer/Principal Accounting Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Chief Executive Officer/Principal Accounting Officer to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting described in the 2010 Annual Report on Form 10-K, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been no progress towards remediating our previously disclosed material weakness due to the lack of funding.

ITEM 9B.  OTHER INFORMATION

        None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The following table sets forth the Company’s executive officers and directors:

Directors and Executive Officers	Age	Position

Dr. Shalom Hirschman(1)	76	Chief Executive Officer, Principal Accounting Officer and Chairman
William H. Fleming, Ph.D.(1)	65	Director, CSO and President
Michael Abrams(1)	42	Director
Ann C. Carter	52	Vice President - Marketing

(1)
Drs. Fleming and Hirschman and Mr. Abrams have been elected to hold office until the 2011 annual meeting of stockholders, or until their successor is duly elected or appointed, unless their office is earlier vacated.

William H. Fleming, Ph.D., has served as President since November 2008, Chief Scientific Officer of the Company since July 2005, and as a Director and Secretary of the Company since February 1994.  Prior to that, he served as Vice President of Diagnostics from August 1997 through July 2005, and as Acting CEO from 2003 until May 2005. From February 1994 through August 1997, Dr. Fleming served as President and Chief Operating Officer. In addition, he was President, Chief Operating Officer and a Director of ProFem from July 1993 until its merger with the Company in June 1994. From April 1992 until July 1993, Dr. Fleming served as an associate with Sovereign Ventures, a healthcare consulting firm; concurrently he served as director of corporate development of Antivirals, Inc., a biotechnology company involved in antisense technology. Dr. Fleming is a director of ERC, a non-profit organization.

The Board of Directors believes that Dr. Fleming’s tenure with the Company dating back to 1994, together with his extensive experience in women’s healthcare, including biotechnology expertise, contribute to the Board’s deliberations regarding efforts to commercialize the Company’s PAD technologies.

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

Dr. Hirschman’s extensive experience in healthcare, in both academia and as an executive working in advanced clinical research, contribute to the efforts of the Board of Directors in shaping the direction of the Company as it seeks to execute its business plan.

Michael S. Abrams was appointed to the Board of Directors in March 2012.  Mr. Abrams is currently the Interim Chief Financial Officer and Director of Bond Laboratories, Inc., and is a Managing Director of Burnham Hill Partners LLC, a New York-based investment and merchant banking firm he joined in August of 2003. Mr. Abrams holds a Master of Business Administration with Honors from the Booth School of Business at the University of Chicago.

The Board of Directors believes that Mr. Abrams’ broad experience in corporate finance, including restructurings, as well as his experience as a finance executive working with public companies, provides necessary and relevant experience to the Board of Directors given the Company’s financing challenges and efforts to restructure its business and operations.

Ann C. Carter was appointed Vice President - Marketing in January 2011.  Prior to her role at the Company, Ms. Carter founded ACCtion Strategic Marketing Services in 2002, Prior to that, she directed marketing and communications activities for PacifiCorp, and was a Vice President at J. Walter Thompson (“JWT”) in New York where she was the firm’s management supervisor for several worldwide accounts, as well as the account supervisor and an account executive for numerous consumer brands.  Ms. Carter has served on the Boards of CASA (Court Appointed Special Advocates), the Portland Art Museum, Chamber Music Northwest, ARCS (Achievement Rewards for College Scientists), Oregon Episcopal School, the French American International School, and Vista Soccer League.  She is also a co-founder of Our Children’s Store, a seasonal retail business whose over $4.0 million in profits over the last decade have benefited charities for children in crisis.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during 2011, no delinquent Section 16 reports were filed with the SEC.

Code of Ethics

The Company has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Any person may also obtain a copy of the Company’s code of ethics without charge by sending a written request addressed to: QuantRx Biomedical Corporation, P.O. Box 4690, Portland, Oregon 97062.

Audit Committee

At December 31, 2011, the Company did not have an audit committee, as the Company’s two directors at December 31, 2012 were not considered independent.  Considering the current suspension of active development of our PAD based products, together with the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are justified and manageable.  Management will, however, periodically reevaluate its position with a view to establishing an audit committee in the event it is deemed to be in the best interests of the Company’s stockholders.

Compensation Committee

The Company does not currently have a compensation committee due to the lack of sufficient independent directors.  At such time as the Company actively recruits additional management in connection with the recommencement of active operations, the Board of Directors will establish a compensation committee to administer the Company’s stock option plans and to reestablish general policies relating to compensation.

Nominating Committee

The Company’s entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The Board will also evaluate whether the candidate’s skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria, and then select nominees that the Board believes best suit the Company’s needs.

The Board will consider qualified candidates suggested by stockholders for director nominations.  Stockholders can suggest qualified candidates for director nominations by writing to the Company’s Corporate Secretary, William Fleming, at P.O. Box 4690, Portland, Oregon, 97062.  Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration.  The Board will not evaluate candidates proposed by stockholders any differently than other candidates.
Name And Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)		All other Compensation ($)		Total ($)

Dr. Shalom Hirschman Chief Executive Officer and Principal Accounting Officer	2011	45,000	-		-		15,000	(1)	60,000
	2010	10,000	-		-		-		10,000
Barry J. London Former Interim Chief Executive Officer and Director (2)	2011	-	-		-		-		-
	2010	52,500	-		22,277		-		74,777
Walter W. Witoshkin Former Chief Executive Office(3)	2011	-			-		-		-
	2010	119,000	-	(3)	14,000	(3)	35,000	(3)	168,000
Dr. William Fleming, CSO	2011	27,723	-		-		15,000	(4)	46,723
	2010	157,661	-		29,701		21,000		208,362
Ann Carter, Executive Vice President - Marketing(6)	2011	-	-		-		15,000	(7)	15,000
	2010	-			-		-		-

(1)	Amount represents the fair value of 500,000 shares of common stock issued to Dr. Hirschman as compensation.
(2)	Mr. London resigned from the Board of Directors effective December 31, 2010.
(3)	Mr. Witoshkin resigned from the Board of Directors effective August 24, 2010.
(4)	Amount represents the fair value of 500,000 shares of common stock issued to Dr. Fleming as compensation
(5)	During 2010, the Company did not grant stock or option awards to its directors.
(6)	Ms. Carter joined the Company as Executive Vice President – Marketing in January 2011.
(7)	Amount represents the fair value of 500,000 shares of common stock issued to Ms. Carter as compensation.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following Summary Compensation Table sets forth summary information as to compensation received by the Company’s Chief Executive Officer, President, former Chief Executive Officers, and former Chief Financial Officer.

The amounts in the Option Awards column reflect the dollar amount recognized and expensed for financial statement reporting purposes for the years ended December 31, 2011 and 2010, in accordance with ASC Topic 718 of awards of stock options and thus do not represent aggregate fair value of grants. The Company used the Black-Scholes option price calculation to value the options granted in 2011 and 2010 using the following assumptions: risk-free rate 3.22% and 2.43%; volatility of 3.0% and 72%; actual term and exercise price of options granted. See Note 16 to the Financial Statements for more details on option issuances.

The Company used the Black-Scholes option price calculation to value the options and warrants transferred from its former subsidiary using the following assumptions:  risk free interest rate of 2.43; volatility ranging between 131% and 135%; actual term and exercise price of the options and warrants granted.

Employment Agreements

The Company does not currently have any employment agreements with its management.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. William Fleming, CSO(1)	100,000 50,000 110,000 150,000 62,500		100,000 - - - 62,500	1.60 0.85 0.31 0.50 0.50	04/03/2016 10/08/2017 01/15/2014 07/24/2014 07/30/2014

(1)
Options granted 04/03/2006 vest upon meeting certain sales milestones, which have not yet been met. Term of the options is ten years. Options granted 10/08/2007 which expire 10/08/2017 vested monthly over one year. Warrants granted 01/15/2009 which expire 01/15/2014 vested immediately. Warrants granted 07/24/2009 which expire 07/24/2014 half vested immediately; remaining half vested with achievement of development milestone in November 2009. Options granted 07/30/2009 which expire 07/30/2014 half vested with achievement of development milestone in November 2009; remaining half vest upon achievement of development milestone which has not yet been met.

        There are no outstanding stock awards as of December 31, 2011. Exercise prices of all the above option awards were equal to or exceeded the closing stock price on the date of grant.

        The Company used the Black-Scholes option price calculation to value the options granted in 2011 and 2010 using the following assumptions: average risk-free rate of 3.22% and 2.43%; volatility of 3.0 and 0.72; actual term and exercise price of options granted. See Note 16 to the Financial Statements for more details on option issuances.

Director Compensation

The Company did not pay its directors separate compensation associated with their service to the Board of Directors during 2011 or 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 10, 2012, concerning the ownership of common stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current member of the Board of Directors of the Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

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
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of December 31, 2011	Percentage of Class (2)

Officers and Directors
William H. Fleming (3)	1,336,534	2.59%

Shalom Hirschman (4)	1,018,750	1.97%

Ann C. Carter	500,000	*
Total Officers and Directors as a Group (5 persons)	2,855,284	5.53%

5% Beneficial Owners
Jason T. Adelman(5) c/o Cipher Capital Partners LL 1251 Avenue of Americas, Suite 936 New York, NY 10020	5,032,107	9.75%

Matthew Balk(6) 570 Lexington Avenue New York, NY 10021	4,798,025	9.3%
*	Less than 1%.
(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 59200 NE 112th Avenue, Portland, Oregon 97220.

The percentage of beneficial ownership of common stock is based on 51,578,597 shares of common stock outstanding as of April 10, 2012 and excludes all shares of common stock issuable upon the exercise of outstanding options or warrants to purchase common stock or conversion of any common stock equivalents, other than the shares of common stock issuable upon the exercise of options or warrants to purchase common stock held by the named person to the extent such options or warrants are exercisable within 60 days of April 10, 2012.

(3)
Ownership includes beneficial ownership of 1,000 shares of common stock held by the executive’s brother, 112,500 common stock options currently exercisable, and common stock warrants currently exercisable for 260,000 common shares.

(4)	Ownership includes 18,750 common stock options currently exercisable.
(5)
Shares are owned by Mr. Adelman in JTROS with Cass G. Adelman, Mr. Adelman’s spouse, and exclude 3,085,336 shares of common stock issuable upon conversion of the Company’s Series B Preferred, and 1.0 million shares issuable upon exercise of certain warrants held by Mr. Adelman.  The terms of the warrants and Series B Preferred contain provisions preventing their conversion or exercise, as the case may be, if as a result of such conversion or exercise the holder thereof owns in excess of 9.99% of the issued and outstanding shares of common stock of the Company.

(6)
Shares exclude 300,000 shares of common stock issuable upon conversion of the Company’s Series B Preferred, and 800,000 shares issuable upon exercise of certain warrants held by Mr. Balk.  The terms of the warrants and Series B Preferred contain provisions preventing their conversion or exercise, as the case may be, if as a result of such conversion or exercise the holder thereof owns in excess of 9.99% of the issued and outstanding shares of common stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

        None.

Director Independence

The Company has determined that neither of its two directors that served on the Company’s Board of Directors at December 31, 2011 were independent on such date, as determined under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 adopted pursuant to the Sarbanes-Oxley Act.  In March 2012, Michael Abrams was appointed to the Company’s Board of Directors.  Mr. Abrams is considered independent, as determined under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by BehlerMick PS  for the audit of our annual financial statements and the reviews of financial statements for years 2011 and 2010 were $30,063 and $17,830, respectively.  BehlerMick PS resigned as the Company's independent registered public accounting firm, as a result of BehlerMick's cessation of operations. Concurrent with the resignation of BehlerMick, the Company, through and with the approval of its Board of Directors, engaged MartinelliMick PLLC ("MartinelliMick") as its independent registered public accounting firm. Certain of the professional staff and shareholders of BehlerMick joined MartinelliMick either as employees or partners of MartinelliMick and will continue to practice as members of MartinelliMick.  MartinelliMick billed $5,325 in connection with the review of the Company’s quarterly financial statements in the years ended December 31, 2010 or 2011.

Audit-Related Fees

During the years ended December 31, 2011 and 2010, no assurance or related services were performed by BehlerMick PS or MartinelliMick that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the years ended December 31, 2011 and 2010, $415 and $2,500 in fees were billed by BehlerMick PS for tax compliance, tax advice or tax planning services.  No fees were billed by MartinelliMick for tax compliance, tax advice or tax planning services during the years ended December 31, 2011 or 2010.

All Other Fees

During the years ended December 31, 2011 and 2010, no fees were billed by BehlerMick PS or MartinelliMick other than the fees set forth under the captions “Audit Fees” and “Tax Fees” above.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this annual report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Form 10-KSB filed on April 16, 2001)
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated November 30, 2005 (incorporated by reference to Exhibit 3.2 filed with Form 10-KSB on March 31, 2006)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 filed with Form 10KSB40/A filed on September 23, 1999)
3.4	Certificate of Amendment to the Bylaws of the Company dated December 2, 2005 (incorporated by reference to Exhibit 3.4 filed with Form 10-KSB on March 31, 2006)
3.5	Certificate of Designation for Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 filed with Form 8-K on August 5, 2009)
3.6	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 filed with Form 10-K on April 14, 2011)
4.1	Form of Warrant to Purchase Shares of Common Stock among the Company and investors (incorporated by reference to Exhibit 4.2 filed with Form 10-KSB on March 31, 2006)
4.2	Form of Warrant to Purchase Common Stock among the Company and investors (incorporated by reference to Exhibit 4.3 filed with Form 10-KSB on March 31, 2006)
4.3	Warrant to Purchase Common Stock, dated November 8, 2005, between the Company and Burnham Hill Partners (incorporated by reference to Exhibit 4.4 filed with Form 10-KSB on March 31, 2006)
4.4	Form of Warrant to Purchase Shares of Common Stock of QuantRx Biomedical Corporation, dated October 2007 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 24, 2007)
4.5	Form of Warrant to Purchase Shares of Common Stock of QuantRx issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 4.2 filed with Form 8-K on January 29, 2008).
4.6	Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated June 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.2 filed with Form 8-K on July 28, 2008).
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

10.2	Form of Warrant to Purchase Common Stock among the Company and investors (incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 12, 2006)
10.3	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007)
10.4	Asset Purchase Agreement, dated July 30, 2009, by and between QuantRx and PRIA (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 5, 2009)
10.5	Development and Services Agreement, dated July 30, 2009, by and between QuantRx and QN Diagnostics, LLC* (incorporated by reference to Exhibit 10.2 filed with Form 8-K on August 5, 2009)
10.6	LLC Agreement, dated July 30, 2009, by and between QuantRx and NuRx (incorporated by reference to Exhibit 10.3 filed with Form 8-K on August 5, 2009)
10.7
Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.4 filed with Form 8-K on August 5, 2009)

10.8
Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.5 filed with Form 8-K on August 5, 2009)

10.9	Employment Agreement, dated July 30, 2009, by and between QuantRx and Walter Witoshkin (incorporated by reference to Exhibit 10.6 filed with Form 8-K on August 5, 2009)
10.10	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009)
14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

QuantRx Biomedical Corporation

Date: April 17, 2012	By:	/s/ Shalom Hirschman
Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 17, 2012	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: April 17, 2012	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director

Date: April 17, 2012	By:	/s/ Michael Abrams
Michael Abrams, Director

QUANTRX BIOMEDICAL CORPORATION

FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
QuantRx Biomedical Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of QuantRx Biomedical Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. QuantRx Biomedical Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/BehlerMick PS
Spokane, Washington
April 12, 2011

To the Board of Directors and
Stockholders of QuantRx Biomedical Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of QuantRX Biomedical Corporation as of December 31, 2011, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2011.  QuantRX Biomedical Corporation's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements for the year ended December 31, 2010, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated April 12, 2011.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRX Biomedical Corporation as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2,  the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MartinelliMick PLLC
Spokane, Washington
April 16, 2012

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS
	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$7,565	$229,944
Accounts receivable	4,121	4,457
Interest receivable – related party	79,689	63,689
Inventories	2,910	3,770
Prepaid expenses	17,123	23,409
Note receivable – related party	200,000	200,000
Total Current Assets	311,408	525,269

Investments	200,000	200,000
Property and equipment, net	35,434	109,479
Intangible assets, net	39,393	46,805
Security deposits	-	6,093
Net assets of discontinued operations	-	220,192
Total Assets	$586,235	$1,107,838

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$222,564	$437,587
Accrued expenses	16,443	168,000
Notes payable, net of discount	168,140	-
Security deposit	-	2,000
Total Current Liabilities	407,148	607,587
Notes payable, long-term	44,000	44,000
Total Liabilities	451,148	631,587

Commitments and Contingencies		-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 20,500,000 and 0 authorized shares, respectively; Series B convertible preferred shares: 20,416,228 and 17,916,228 issued and outstanding, respectively	204,162	179,162
Common stock; $0.01 par value; 150,000,000 authorized; 47,377,630 and 44,427,630 shares issued and outstanding, respectively	473,776	444,276
Common stock to be issued	158,107	128,000
Additional paid-in capital	47,902,606	47,524,761
Accumulated deficit	(48,603,564)	(47,819,948)
Total Stockholders’ Equity (Deficit)	135,087	456,251

Total Liabilities and Stockholders’ Equity (Deficit)	$586,235	$1,107,838

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2011	2010
Revenues:
Revenues	$19,085	$63,717
Total Revenues	19,085	63,717

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	409	375
Sales, general and administrative	123,559	945,779
Professional fees	610,129	768,664
Research and development	47,868	281,963
Amortization	7,412	12,976
Depreciation	26,473	60,035
Total Costs and Operating Expenses	815,850	2,069,792

Loss from Operations	(796,765)	(2,006,075)

Other Income (Expense):
Interest and dividend income	16,000	22,016
Interest expense	(6,501)	(7,349)
Rental income	-	2,750
Net gain on disposal of assets	-	9,028
Amortization of debt discount to interest expense	(26,175)	-
Gain on sale of investments	-	2,254,374
Gain on settlement of accrued payroll	-	252,440
Gain on settlement of accounts payable	259,123	366,590
Total Other Income (Expense), net	(242,447)	2,899,849

Income (Loss) Before Taxes	(554,318)	893,774

Provision for Income Taxes	-	-

Net Income (Loss) before discontinued operations	$(554,318)	$893,774
Net Income (Loss) from discontinued operations, net of taxes	$(229,298)	$(62,586)

Net Income (Loss)	$(783,616)	$831,188

Series A Preferred Dividend	-	388,017
Net Income (Loss) Available to Common Shareholders	(783,616)	443,171

Basic and Diluted Net Income (Loss) per Common Share	$(0.02)	$0.01

Basic and Diluted Weighted Average Shares Used in per Share Calculation	49,047,665	44,427,630

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(783,616)	$831,188
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	33,885	60,613
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	26,175	-
Expenses related to employee stock based compensation	7,950	74,891
Expenses related to common stock warrants issued for consulting	119,094	250
Non-cash fair value of common stock issued as settlement of accounts payable	43,000	128,000
Non-cash fair value of common stock issued as compensation	45,000	-
Non-cash fair value of preferred stock issued as compensation	37,500	-
Non-cash fair value of common stock in exchange for warrants	62,070	-
Non-cash gain on preferred stock exchanged	-	(330,360)
Non-cash fair value of common stock issued in connection with notes payable	81,037	-
Net gain on disposition of assets and investments	-	(1,890,816)
Net gain on settlement of accounts payable	220,329	(366,590)
Net gain on settlement of accrued compensation payable		(252,440)
(Increase) decrease in:
Accounts receivable	336	68,171
Interest receivable	(16,000)	(16,000)
Inventories	860	911
Prepaid expenses	6286	104,819
Deposits		-
Security deposits	(2,000)	5,000
Increase (decrease) in:
Accounts payable		54,952
Accrued expenses	(344,011)	187,440
Deferred revenue	(147,792)	(337,160)

Net Cash Used by Operating Activities before Discontinued Operations	(609,897)	(1,677,131)
Net Cash Provided (Used) by Discontinued Operations	182,518	(156,591)
Net Cash Used by Operating Activities	(427,379)	(1,833,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from the sale of investments	-	1,655,954
Cash proceeds from sale of equipment	-	31,501

Net Cash Provided (Used) by Investing Activities	-	1,687,455

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	205,000	-

Net Cash Provided by Financing Activities	205,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	(223,379)	(146,267)
Net Cash of Deconsolidated Subsidiary		-
Cash and Cash Equivalents, Beginning of Period	229,944	376,211

Cash and Cash Equivalents, End of Period	$7,565	$229,944

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$7,449
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Issuance of common stock for settlement of accounts payable	$43,000	$-

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, DECEMBER 31, 2009	4,060,397	$40,604	44,427,630	$444,276	$47,756,355	$-	$(48,263,119)	$(21,884)

Series A-1 Preferred Stock Dividend	388,017	3,880			384,137		(388,017)	-
Cancelation of Series A-1 Preferred Stock	(4,448,414)	(44,484)			(3,954,041)			(3,998,525)
Issuance of Series B Convertible Preferred Stock	17,916,228	179,162			3,291,168			3,470,330
Common stock to be issued in connection with settlement agreements						128,000	-	128,000
Fair value of common stock options	-				46,892		-	46,892
Fair value of warrants issued in conjunction with joint venture formation	-				250		-	250
Net income for the year ended December 31, 2010		-	-	-	-		831,188	831,188

BALANCE, DECEMBER 31, 2010	17,916,228	$179,162	44,427,630	$444,276	$47,524,761	$128,000	$(47,819,948)	$456,251

Issuance of Series B Convertible Preferred Stock for services rendered	2,500,000	25,000			12,500			37,500
Common stock to be issued in connection with settlement agreements			1,650,000	16,500	145,500	(119,000)		43,000
Fair value of common stock issueds for services			1,300,000	13,000	26,000	6,000		45,000
Fair value of common stock issued to consultant			-	-	-	62,070		62,070
Issuance of common stock related to notes payable			-	-	-	81,037		81,037
Warrants issued with Notes Payable					66,801			66,801
Fair value of warrants issued to consultant					119,094			119,094
Fair value of stock options					7,950			7,950
Net loss for the year ended December 31, 2011							(783,616)	(783,616)

BALANCE, DECEMBER 31, 2011	20,416,228	$204,162	47,377,630	$473,776	$47,902,606	$158,107	$(48,603,564)	$135,087

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Recent Developments

During the six months ended December 31, 2011, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $105,000 (the “Notes”).  The Notes accrue interest at the rate of 6% annually, and are due and payable on or before March 31, 2012.  In addition to the Notes issued during the six months ended December 31, 2011, the Company issued additional Notes during the quarter ended June 30, 2011 in the principal amount of $100,000.   The Company currently intends to issue additional Notes to finance its current working capital needs.  There can be no assurance that the Company will be able to issue additional Notes.

The Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the Notes may be exchanged for securities issued in connection with a qualified financing (the  “Qualified Financing”), which is defined as a financing resulting in gross proceeds to the Company of at least $1.0 million.  Pursuant to the terms of the Notes, the Company issued a total of 1,031,967 shares of its common stock for each $10,000 in principal amount received in connection with the issuance of the Notes.   While the Company intends to pay the Notes using proceeds from consummation of the Qualified Financing, management does not believe that consummation of a Qualified Financing is likely prior to the date the Notes become due and payable.  In the event a Qualified Financing does not occur, the Company would be in default under the terms of the Notes, and interest thereon would increase to 12% per annum.  While no assurances can be given, management currently intends to attempt to restructure the Notes, or extend the maturity date thereon, in order to allow additional time to consummate a Qualified Financing.

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

Overview

The Company has developed and ultimately intends to commercialize its innovative PAD based products for the OTC and laboratory markets based on its patented technology platforms, and its genomic diagnostics, based on its patented PadKit® technology for the worldwide healthcare industry. These platforms include: inSync®, Unique™, PadKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.  These products are intended for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs.

The Company’s efforts to commercialize its products are currently contingent on additional financing to execute its business and operating plan which is currently focused on the commercialization of the Company’s PAD technology either directly or though a joint venture or other relationship intended to increase shareholder value.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities.  This plan was necessary in order for the Company to continue as a going concern.  No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

During the year ended December 31, 2011, the Company had minority investments in Genomics USA, Inc. (“GMS”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets.  The Company is currently evaluating its minority equity interest in GMS with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GMS.

The Company’s current strategy is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products either directly or through joint ventures or similar relationships intended to capitalize on the Company’s PAD technology; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GMS.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

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

Management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about the Company's ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic or other transaction, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

The Company believes that its ability to execute its business plan, and therefore continue as a going concern, is dependent upon its ability to do the following:

•	obtain adequate sources of funding to pay unfunded operating expenses and fund long-term business operations;

•	enter into a licensing or other relationship that allows the Company to commercialize its products;

•	manage or control working capital requirements by reducing operating expenses; and

•	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

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

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the years ended December 31, 2011 and 2010 of $45,000 and $49,892, respectively.

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

During 2011, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using an average risk free interest rate of 3.22%, expected volatility of 3.0%, and a dividend yield of zero.  During 2010, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using a risk free interest rate of 2.43%, expected volatility of 72%, and a dividend yield of zero.

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

Accounts, Notes and Interest Receivable and Allowance for Bad Debts

The Company carries its receivables at net realizable value. Interest on notes receivable is accrued based upon the terms of the note agreement. The Company provides reserves against receivables and related accrued interest for estimated losses that may result from a debtor’s inability to pay. The amount is determined by analyzing known uncollectible accounts, economic conditions, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve.  At December 31, 2011, the Company has determined that its Accounts, Notes and Interest Receivable outstanding are deemed to be collectible, and accordingly has not recorded a reserve for the year ended December 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2011 and 2010.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2011 and 2010, our cash was not in excess of these limits.

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

As of December 31, 2011, the Company had outstanding options exercisable for 304,750 shares of its common stock, warrants exercisable for 5,632,971 shares of its common stock, and preferred shares convertible into 20,416,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the year ended December 31, 2011.

As of December 31, 2010, the Company had outstanding options exercisable for 570,500 shares of its common stock, warrants exercisable for 11,861,466 shares of its common stock, and preferred shares convertible into 17,916,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the year ended December 31, 2010.

Fair Value of Financial Instruments

The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. The Company has not elected the fair value option for any of its assets or liabilities.

		At December 31, 2011 Fair Measurements Using
Description	Year Ended 12/31/2010	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Investment and Note Receivable from GMS	$400,000		$400,000	-

Recognized in earnings				$-

In determining fair value of our investment and note receivable from GMS, the Company estimated fair value based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

As of December 31, 2011, the Company had 277,500 options and 249,278 warrants to purchase common stock of FluoraPharma with exercise prices of $0.50 and $1.50, respectively and expiring at various dates in 2014.  The Company has estimated the fair value of the options and warrants at $129,692 and $76,582, respectively, in accordance with ASC Topic 820, Level 3.  At December 31, 2011, the Company deems the options and warrants to be fully impaired.

Impairments

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2011 or 2010, and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2011 or 2010. See Note 13, Income Taxes.

Intangible Assets

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the years ended December 31, 2011 and 2010, totaled $7,412 and $12,976, respectively. The estimated aggregate amortization expense for 2011 through 2014 is $7,412 for each year.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2011 and 2010 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $26,473 and $47,638 for the years ended December 31, 2011 and 2010. Expenditures for repairs and maintenance are expensed as incurred. See Note 6.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We are currently assessing the impact of the guidance.

In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. The new requirements are effective for annual reporting periods beginning after December 15, 2011 and for interim reporting periods within those years.  We do not expect the adoption to have a material impact on our financial statements.

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the year ended December 31, 2010 to conform to the presentation of the financial statements for the year ended December 31, 2011. The reclassifications were to reflect the retrospective adoption of ASC Topic 810.

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

QN Diagnostics, LLC

On July 30, 2009, the Company and QND entered into a Development and Services Agreement (“Development Agreement”), pursuant to which QND pays a monthly fee to the Company in exchange for the Company providing all services related to the development, regulatory approval and commercialization of lateral flow products. The revenue recognized by the Company associated with the Development Agreement in 2010 was $1,429,960.  The expenses related to the Development Agreement for 2010 was $1,429,960. Expenses are included in each appropriate expense category.  As a result of the divestiture of the Company's interest in QND on July 7, 2011, the date the Company settled all disputes between the parties relating to a complaint brought against the Company by NuRx Pharmaceuticals, Inc. (“NuRx”) related to QND, no revenue was recorded in the year ended December 31, 2011 relating to the Company’s interest in QND.

CytoCore, Inc.

On May 19, 2008, the Company and CytoCore, Inc. entered into a worldwide distribution and supply agreement for specified PAD technology of the Company. The agreement specified monthly license fees during CytoCore’s expected development period and additional milestone payments based upon CytoCore’s achievement of certain development and sales milestones.  The Company received an up-front, non-refundable payment of $100,000 upon execution of this agreement, which was recorded as deferred revenue and was amortized into revenue over the expected development period of the agreement.  In January, 2010, the agreement was amended for $80,000 to be paid to the Company monthly. In August 2010, the Company terminated the agreement for non-payment returning the Company’s rights under this agreement pursuant to the default clause in the agreement.  The Company recognized revenue of $36,000 in the year ended December 31, 2010 related to this agreement,

Development Agreements and Royalties

In 2007, the Company entered into a development agreement to develop rapid test POC products in oral care for ALT BioScience (“ALT”).  In July 2010, ALT notified the Company that it was without operating capital, and could no longer support the Company’s efforts.  The Company curtailed all work and reduced staff accordingly.  The Company recorded bad debt expense of $200,026 related to this agreement.

In 2007, jointly with its agreement with ALT, the Company entered into a development agreement for an at-home diagnostic test with Church & Dwight Co., Inc.  (“C&D”). The C&D agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, the Company entered into a Technology License Agreement with C&D.  Under the terms of the agreement, C&D acquired exclusive worldwide rights to use certain Company technology related to the jointly developed test. Under the ten-year agreement, the Company received royalties on net sales of the product of $19,085 and $26,815 in 2011 and 2010, respectively.

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

On July 30, 2009, the Company and NuRx entered into agreements to form QND, a Delaware limited liability company. Pursuant to the agreements, the Company contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology with a fair value of $5,450,000, and NuRx contributed $5,000,000 in cash to QND.  Following the respective contributions by NuRx and the Company to the joint venture, NuRx and the Company each owned a 50% interest in QND.  The purpose of the joint venture was to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

Under the terms of the agreements, QND made a $2,000,000 cash distribution to the Company. The Company was committed to further capital contributions aggregating $1.55 million, comprised of: payment of milestone payments with PRIA Diagnostics (see Note 5) in Company common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 at QND’s discretion; and a $700,000 sustaining capital contribution as required by QND. Subsequent sustaining capital contributions were required to be made by the Company and NuRx on an equal basis.

The Company and QND also entered into the Development Agreement, pursuant to which QND was required to pay a monthly fee to the Company in exchange for the Company providing all services related to the development, regulatory approval and commercialization of lateral flow products.

On July 20, 2010, the Company notified NuRx that NuRx was in material breach of the Development Agreement, and on August 24, 2010, NuRx filed suit against the Company and one of its directors.On July 7, 2011, the Company and NuRx settled all disputes between the parties relating to a complaint brought against the Company by NuRx relating to QND. Under the terms of the settlement with NuRx, the Company transferred its entire membership interest in QND to NuRx, including all assets held by the Company relating to QND, for and in consideration for the issuance to the Company of 12.0 million shares of common stock of NuRx (the "Settlement Shares"). As a result of the issuance of the Settlement Shares, the Company holds an approximate 25% equity interest in NuRx, and the Company has no further contractual obligations or liabilities associated with its former interest in QND.  While no assurances can be given, the Company currently does not expect to receive any value for its holdings in NuRx.

  During the years ended December 31, 2011 and 2010, the Company recorded net losses from the discontinuation of its interest in QND of $229,298 and $62,586, respectively.

5.	PRIA ASSET PURCHASE AGREEMENT

On July 30, 2009, the Company executed an asset purchase agreement with PRIA Diagnostics, LLC, pursuant to which PRIA agreed to sell to the Company certain of PRIA’s patents, trademarks, other intellectual property assets and certain fixed assets. The aggregate purchase price for such assets was $725,000, comprised of cash and shares of Company common stock.

Under the asset purchase agreement, the Company was required to make additional contingent payments, in the form of cash and common stock, upon the occurrence of certain milestone events.  Such cash milestone payments were to be made by QND (see Note 4).  In addition, QND was required to pay royalties to PRIA on a quarterly basis upon the commercialization of a product utilizing the acquired technologies for five years from the initial sales date of the first such product sold.  The Company also agreed under the asset purchase agreement to offer to PRIA the first opportunity to manufacture certain products utilizing the acquired technologies before entering into any agreement or arrangement with a third party to manufacture such products.

During the year ended December 31, 2011, in connection with the settlement of litigation related to QND, the Company settled its obligations to PRIA in consideration for the payment to PRIA of $5,000, and the issuance of 500,000 shares of the Company's common stock with a deemed value of $15,000.

6.	OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2011 and 2010 consist of:

	2011	2010
Prepaid expenses:
Prepaid insurance	16,707	17,386
Other	416	6,023
Prepaid expenses	$17,123	$23,409

Property and equipment:
Computers and office furniture, fixtures and equipment	$87,370	$90,660
Machinery and equipment	99,015	173,295
Leasehold improvements	8,902	92,233
Less: accumulated depreciation	(159,853)	(246,709)
Property and equipment, net	$35,434	$109,479

Accrued expenses:
Payroll and related	$-	$86,000
Professional fees	16,443	82,000
Other		-
Accrued expenses	$16,443	$168,000

7.	NOTES RECEIVABLE

Genomics USA, Inc.

In January 2007, the Company advanced $200,000 to GMS through an 8% promissory note due April 8, 2007. The note is currently convertible at the Company’s discretion into 10% of GMS’s outstanding capital stock. The Company continues to explore the possibility of further investment, and has postponed settlement of the note during this exploratory period, during which the note continued to accrue interest. The Company accrued interest of $16,000 per year on this note for the years ended December 31, 2011 and 2010.  At December 31, 2011 and 2010, the Company had interest receivable on this note of 79,689 and $63,689, respectively.

8.	INVESTMENTS

FluoroPharma, Inc.

In May 2011, Fluoropharma, Inc. (“FPI”) entered into a reverse merger with Fluoropharma Medical, Inc. (“FPMI”).  In connection with this transaction, the Company’s warrants and options in FPI were exchanged for options and warrants in FPMI.  At December 31, 2011, the Company held 277,500 options exercisable at $.50 and 249,278 warrants exercisable at $1.00.

        From January 2010 to August 2010, the Company entered into certain agreements with certain investors pursuant to which the Company sold 1,155,000 shares of common stock of FPMI to such investors at a price of $0.75 per share, resulting in aggregate proceeds of $866,250.

        During October 2010, the Company entered into certain agreements with certain investors, pursuant to which the Company exchanged substantially all of its equity interest in FPMI and shares of newly created Series B Preferred with a stated value of approximately $177,000 for and in consideration for cash aggregating $789,704, and the termination of certain shares of Series A-1 Preferred with a stated value of approximately $4.45 million (the “Exchange”).   Contemporaneously with the consummation of the Exchange, on November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred with the Nevada Secretary of State, as no shares or such preferred stock were issued and outstanding following the Exchange.

         In December 2010, the Company reserved its remaining 20,000 shares of common stock of FPMI for issuance to an executive to settle amounts due that executive.

        As of December 31, 2011, the Company had 277,500 options and 249,278 warrants to purchase common stock of FPMI with exercise prices of $0.50 and $1.50, respectively and expiring at various dates in 2014.  The Company has estimated the fair value of the options and warrants at $129,692 and $76,582, respectively, in accordance with ASC Topic 820, Level 3.  At December 31, 2011, the Company deems the options and warrants to be fully impaired.

 Genomics USA, Inc.

In May 2006, the Company purchased 144,024 shares of GMS common stock for $200,000. As of December 31, 2010 and 2009, the Company owned 12% of the issued and outstanding capital stock of GMS.

The Company uses the cost method to account for this investment since the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized for the years ended December 31, 2011 and December 31, 2010.

9.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Website development	-	-
Less: accumulated amortization	(51,611)	(44,199)
Intangibles, net	$39,393	$46,085

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

10.	CONVERTIBLE NOTES PAYABLE

During the three months ended June 30, 2011, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $105,000 (the “Q2 Notes”).  The Q2 Notes accrue interest at the rate of 3% annually, and are due and payable on or before November 19, 2011.  On November 19, 2011 these notes were reissued in principal plus $1,373 of accrued interest under the terms of the 2011 Notes described below.

Concurrently with this debt financing commitment, the lender agreed to surrender and cancel 2,069,000 warrants held by it, and in consideration therefore the Company issued the lender 2,069,000 shares of common stock valued at $62,070.

Between June 2011 and December 2011, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $205,000 (the “2011 Notes”).  The 2011 Notes accrue interest at a rate of 6% annually, and are due and payable on or before March 31, 2012.  In the event of a default on the 2011 Notes, the interest rate increases to 12% annually.  Pursuant to the terms of the 2011 Notes, the Company will issue will issue shares 50,000 shares of its common stock for $10,000 loaned to the Company.  As of December 31, 2011, the Company has issued 1,031,967 shares of its common stock valued at $119,094.

In connection with the 2011 Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $56,373 and $10,749, respectively.  The Company will amortize these expenses over the life of the 2011 Notes.  As of December 31, 2011, the Company recorded interest expense related to the debt discount of $21,905 and $3,777 related to the beneficial conversion feature.

11.	LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $2,028 for the year ended December 31, 2011.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2011, the Company had reduced its operations and does not maintain a corporate headquarters.   During 2011, Company was leasing a facility in Portland Oregon for its office and research and development lab space under an operating lease that expired September 30, 2011.  In December 2010, the existing operating lease was amended to reduce the rent payments for February 2011 to September 2011 from $3,950 per month to $2,000 per month, accruing deferred rent that will be due immediately in the case of default on the lease, or to be negotiated in the lease renewal for a minimum of three years.

The Company terminated its lease and has settled the $3,900 remaining portion and deferred rent obligation of $15,600 for a net payment of $3,900.  The Company has no further obligation under this lease agreement, and currently is planning to transfer operations to a new facility pending obtaining financing to recommence operations and has surrendered its security deposit of $6,093.

Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets.  Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets. Rent expense relating to our operating leases was $20,832 and $94,730 for the years ended December 31, 2011 and 2010, respectively.

During 2010, the Company had a subtenant leasing research and development lab space.  Sublease income relating to our operating leases was $ $4,125 for the year ending December 31, 2010, and is recorded in other income.

Executive Employment Agreements

We entered into employment contracts with key executives that provide for the continuation of salary to the executives if terminated for reasons other than cause or in connection with a change in control of the Company, as defined in those agreements. At various times from July 2010 to December, 2010, all of these agreements were terminated.  In December 2010, the Company entered into payoff agreements with certain key executives, which have been paid in full.  At December 31, 2011, there were no agreements with management.

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

Pursuant to ASC 740, income taxes are provided for based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

We are subject to taxation in the U.S. and the state of Oregon. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006.

At December 31, 2011 and 2010, the Company had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $9,892,800 and $11,758,294, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $9,892,800 and $11,758,294 has been established at December 31, 2011 and 2010, respectively.

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 30, 2011, the Company had taken no tax positions that would require disclosure under ASC 740.

The Company has analysed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.  We are subject to possible tax examinations for the years 2008 through 2011.  We deduct interest and penalties as interest expense on the financial statements.

Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.

There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforwards	$9,017,000	$8,917,167
Difference between book and tax basis of former subsidiary stock held	-	1,937,844
Stock based expenses	101,800	46,892
Tax credit carryforwards	211,000	292,999
All others	563,000	563,392
	9,892,800	11,758,294

Deferred tax asset valuation allowance	(9,892,800)	(11,758,294)
Net deferred tax asset (liability)	$-	$-

At December 31, 2011, the Company has net operating loss carryforwards of approximately $23,700,000, which expire in the years 2011 through 2030. The net change in the allowance account was a decrease of $1,865,494 for the year ended December 31, 2011.

14.	CAPITAL STOCK

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of December 31, 2011.

On November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred Stock (“Series A Preferred”) with the Nevada Secretary of State, as there were no shares of Series A Preferred issued and outstanding after the exchange transaction discussed below.

Series A-1 Preferred Stock

The Series A-1 Preferred Stock (“Series A-1 Preferred”) ranked prior to the common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series A-1 Preferred. Holders of the Series A-1 Preferred shares were entitled to receive, when, as and if declared by the Board of Directors, preferential dividends at the rate of 8% per annum to be paid at the option of the Company, either in cash or by the issuance of additional shares of Series A-1 Preferred. The Company could, at its option, redeem shares of the Series A-1 Preferred, in whole or in part, out of funds legally available, by action of the Board of Directors, at any time after the issuance of such Series A-1 Preferred, at a redemption price equal to the face amount plus all accrued and unpaid dividends on such Series A-1 Preferred. At any time on or after the issuance date, the Series A-1 Preferred may be converted by the holder of any such shares subject to certain limitations into a number of fully paid and nonassessable shares of common stock at a conversion rate of two shares of common stock for each one share of Series A-1 Preferred.

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

In May 2011, the Company issued 2,500,000 shares of its Series B Preferred to its financial advisor, with a deemed value of $37,500, for and in consideration for past professional services provided the Company, consisting of financial advisory, strategic consulting, litigation support, among other services.

Common Stock

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value. The Company had issued and outstanding 51,578,597 and 44,427,630 shares of its common stock at December 31, 2011 and 2010. In December 2009, the shareholders of the Company approved an increase to authorized common stock to 150,000,000 shares. The increase took effect in January 2010 with the filing of the amendment to the articles of incorporation with the State of Nevada.

During the year ended December 31, 2011, the Company issued 2,069,000 shares of common stock in exchange for outstanding warrants in connection with debt financing, 500,000 shares of common stock to each of its two board members, and 500,000 shares of common stock to an advisor to the board of directors, 1,031,967 shares of common stock related to the 2011 Notes and 900,000 shares of common stock pursuant to settlement of accounts payable valued at $43,000.  At December 31, 2010, the Company had reserved for issuance 1,650,000 shares of common stock, valued at $128,000, as settlements of accounts payable and accrued compensation.  Such shares were issued in January 2011.

15.	STOCK PURCHASE WARRANTS

Common Stock Warrants

In May 2011, the Company entered into a consulting agreement with a financial advisory firm to provide services to the Company for an initial term of eighteen (18) months at a rate of $12,000 per month.  Under the terms of the agreement, the Company may defer the monthly payment, in exchange for the issuance of 200,000 common stock purchase warrants.  The warrants have a five (5) year term and an exercise price of $0.20 per share or 105% on the date of issuance.  As of December 31, 2011, the Company has issued 1,600,000 warrants under this agreement, valued at $119,094.

In June 2011, the Company extended the exercise period for one year on 956,873 warrants to purchase common stock in the Company that had an original termination date of July 31, 2011.

In the fourth quarter of 2009, warrants to purchase 1,750,000 shares of common stock (fair value of $295,050) were granted in settlement of $195,000 in outstanding accounts payable and a six-month financial advisory services contract with the Company’s financial advisory firm, which warrants were allocated to principals of the firm (“Advisory Warrants”). The Advisory Warrants have an exercise price of $0.55 and a term of five years. Of the $100,050 allocated to the financial advisory services contract, $16,675 was expensed as consulting expense in 2009, and as of December 31, 2009, $83,375 was recorded as prepaid consulting.

In May 2011, the Company exchanged the Advisory Warrants together with warrants to purchase 319,000 shares of common stock held by principals of the Company’s financial advisory firm for 2,069,000 shares of common stock in consideration for  $100,000 of debt financing.

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

The following is a summary of all common stock warrant activity during the two years ended December 31, 2011:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2009	14,784,347	$0.31 - $ 2.00		$0.81
Warrants granted			$
Warrants expired	3,068,001	$0.31 - $ 2.00		$0.84
Warrants exercised	-	-		-
Warrants issued and exercisable at December 31, 2010	11,716,346	$0.31 - $ 2.00		$0.80
Warrants granted	1,600,000	$0.20 - $0.55		0.26
Warrants expired	(8,002,375)	$0.42 - $2.00		$0.88
Warrants exercised	-
Warrants issued and exercisable at December 31, 2011	5,632,971	$0.20 - $1.50		$0.51

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2011:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.20	1,600,000	4.92	$0.20
$0.31	210,000	2.30	$0.31
$0.40	25,000	3.14	$0.40
$0.50	1,306,873	1.34	$0.50
$0.55	1,605,848	1.82	$0.55
$0.61	4,000	1.13	$0.61
$0.75	2,000	1.01	$0.75
$0.85	205,000	1.86	$0.85
$0.87	2,000	0.93	$0.87
$1.00	325,750	2.33	$1.00
$1.10	20,000	1.20	$1.10
$1.15	6,000	0.67	$1.15
$1.20	30,000	0.58	$1.20
$1.25	177,500	2.42	$1.25
$1.35	75,000	0.55	$1.35
$1.50	38,000	0.44	$1.50
	5,632,971	2.62	$0.51

The Company used the Black-Scholes option price calculation to value the warrants granted in 2011 and 2010 using the following assumptions: an average risk-free rate of 3.22% and 2.43%; volatility of 3.0 and 0.72; actual term and exercise price of warrants granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments.”

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

During the year ended December 31, 2011, no stock options were granted by the Company.

The following is a summary of all common stock option activity during the two years ended December 31, 2011:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 209	2,855,500	$0.66
Options granted	-	$-
Options forfeited	(2,285,500)	$0.65
Options exercised	-	-
Outstanding at December 31, 2010	570,500	$0.72
Options granted	-	$-
Options forfeited	(266,000)	$0.50
Options exercised	-	$-
Outstanding at December 31, 2011	304,750	$0.91

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2010	408,000	$0.53
Exercisable at December 31, 2011	142,000	$0.60

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2011:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.31	15,000	3.04	$0.31	15,000	$0.31
$0.38	12,500	4.00	$0.38	12,500	$0.38
$0.50	125,000	3.58	$0.50	62,500	$0.50
$0.80	1,000	7.17	$0.80	1,000	$0.80
$0.85	51,000	6.78	$0.85	51,000	$0.85
$1.60	100,000	5.26	$1.60	-	$1.60
	304,750	3.08	$0.91	142,000	$0.60

The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 3.0 years.

A summary of the status of the Company’s nonvested stock options as of December 31, 2010 and changes during the year ended December 31, 2011 is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	162,500	$1.09
Options granted	-	-
Options vested	-	$-
Options forfeited	-	-
Nonvested at December 31, 2011	162,500	$1.09

As of December 31, 2011, the Company had recognized approximately $7,950 of unrecognized compensation cost related to nonvested options. Weighted average period of nonvested stock options was 3.6 years as of December 31, 2011.

The Company used the Black-Scholes option price calculation to value the options granted in 2011 and 2010 using the following assumptions: an average risk-free rate of 3.22% and 2.43%; volatility of 3.0 and 0.72; actual term and exercise price of options granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments.”

17.	SUBSEQUENT EVENTS

        Between January 1, 2012 and April 16, 2012, the Company issued additional promissory notes in the aggregate principal amount of $75,000 (the “2012 Notes”).  The 2012 Notes accrue interest at the rate of 8% per annun, and are due and payable on June 30, 2012.  In addition, for each $10,000 principal amount of 2012 Notes issued, the Company issued the holders thereof 50,000 shares of its Common stock, resulting in the issuance of 375,000 shares of Common Stock in connection with the issuance of the 2012 Notes.

The 2011 Notes are currently due and payable upon demand.  The Company currently has insufficient cash resources to pay the 2011 Notes.  The Company is currently negotiating a restructuring of the 2011 Notes to extend the maturity date thereof.  No assurances can be given that the Company will be able to successfully restructure the 2011 Notes.