Form 10-Q
period 2012-03-31
QUANTRX BIOMEDICAL CORP
filed 2012-05-21
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock as of May 21, 2012 was 51,578,597.

-i-

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING.  VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011.  WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	unaudited
Current Assets:
Cash and cash equivalents	$723	$7,565
Accounts receivable	4,103	4,121
Interest receivable – related party	83,689	79,689
Inventories	2,712	2,910
Prepaid expenses	10,734	17,123
Note receivable – related party	200,000	200,000
Total Current Assets	301,961	311,408

Investments	200,000	200,000
Property and equipment, net	34,980	35,434
Intangible assets, net	37,540	39,393
Total Assets	$574,481	$586,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$242,707	$222,564
Accrued expenses	8,222	16,443
Notes payable, net of amortized discount	257,157	168,140
Total Current Liabilities	508,085	407,148
Notes payable, long-term	44,000	44,000
Total Liabilities	552,086	451,148

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Series B Convertible preferred stock; $0.01 par value, 20,500,000 authorized shares, 20,416,228 shares issued and outstanding, respectively	204,162	204,162
Common stock; $0.01 par value; 150,000,000 authorized; 47,377,630 shares issued and outstanding, respectively	473,776	473,776
Common stock to be issued	160,357	158,107
Additional paid-in capital	47,976,779	47,902,606
Accumulated deficit	(48,792,679)	(48,603,564)
Total Stockholders’ Equity (Deficit)	22,395	135,087

Total Liabilities and Stockholders’ Equity (Deficit)	$574,481	$586,235

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2012		2011
Revenues:
Revenues		$4,515	$8,900
Total Revenues		4,515	8,900

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)		198	181
Sales, general and administrative		18,680	18,367
Professional fees		117,903	67,798
Research and development		361	26,832
Amortization		1,853	2,066
Depreciation		5,929	12,151
Total Costs and Operating Expenses		144,924	127,395

Loss from Operations		(140,409)	(118,495)

Other Income (Expense):
Interest and dividend income		4,000	4,000
Interest expense		(4,364)	(574)
Amortization of debt discount to interest expense		(65,859)	-
Gain on settlement of accounts payable		17,515	1,557
Net gain (loss) on dispositions		-	(221,512)
Total Other Income (Expense), net		(48,708)	(216,529)

Income (Loss) Before Taxes		(189,117)	(335,024)

Provision for Income Taxes		-	-

Net Income (Loss)		$(189,117)	$(335,024)

Basic and Diluted Net Loss per Common Share	$	nil	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation		47,377,630	46,077,630

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(189,117)	$(335,024)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,782	14,218
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	44,015	-
Non-cash expense related to common stock issued with notes payable	25,236	-
Non-cash expenses related to common stock warrants issued for consulting	51,189	-
Net Gain on settlement of accounts payable	17,515	1,557
Gain(loss) on disposition of assets	-	220,192
(Increase) decrease in:
Accounts receivable	18	(4,607)
Interest receivable	(4,000)	4,000
Inventories	198	631
Prepaid expenses	6,389	2,723
Increase (decrease) in:
Accounts payable	2,629	(55,011)
Accrued expenses	(8,221)	(70,250)
Deferred revenue	-	3,900

Net Cash Used by Operating Activities	(46,367)	(217,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of capital equipment	(5,475)	-

Net Cash Provided (Used) by Investing Activities	(5,475)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from the issuance of notes payable	45,000	-

Net Cash Provided by Financing Activities	45,000	-

Net Decrease in Cash and Cash Equivalents	(6,842)	(217,721)

Cash and Cash Equivalents, Beginning of Period	7,565	229,944

Cash and Cash Equivalents, End of Period	$723	$12,223

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$574
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for accounts payable	$51,189	$128,000
Fair value of warrants issued as compensation	$65,859	$-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Recent Developments

During the quarter ended March 31, 2012, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $45,000 (the “Notes”).  The Notes accrue interest at the rate of 6% annually.  The Notes are due and payable on or before June 30, 2012.   The Company currently intends to issue additional Notes to finance its current working capital needs.  There can be no assurance that the Company will be able to issue additional Notes.

The Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the Notes may be exchanged for securities issued in connection with a qualified financing (the  “Qualified Financing”), which is defined as a financing resulting in gross proceeds to the Company of at least $1.0 million.  Pursuant to the terms of the Notes, the Company issued 50,000 shares of its common stock for each $10,000 in principal amount received in connection with the issuance of the Notes.   While the Company intends to pay the Notes using proceeds from consummation of the Qualified Financing, management does not believe that consummation of a Qualified Financing is likely prior to the date the Notes become due and payable.  In the event a Qualified Financing does not occur, and the holders of the Notes demand payment thereon, the Company would be in default under the terms of the Notes, and interest thereon would increase to 12% per annum.  While no assurances can be given, management currently intends to attempt to restructure the Notes, or extend the maturity date thereon, in order to allow additional time to consummate a Qualified Financing.

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

The Company’s current strategy is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products either directly or through joint ventures, spin-offs or similar transaction intended to capitalize on the Company’s PAD technology; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GMS.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense of $0 and $7,950, for the three months ended March 31, 2012 and 2011, respectively.

Black Scholes Option Pricing Model.  During 2012, the Company has used and average Risk-free interest rate of 2.44% a Dividend Yield of 0%, and an average volatility of 242% to calculate the fair value of equity securities issued for services.

Earnings per Share.  The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as all common stock equivalents outstanding for the three months ended March 31, 2012 were deemed to be anti-dilutive.  As of March 31, 2012 the Company had (i) outstanding options exercisable for 304,500 shares of common stock with a weighted average exercise price of $0.91 per share and an average remaining term of 3.42 years; (ii) outstanding warrants exercisable into 5,594,971 shares of common stock with a weighted average exercise price of $0.50 per share and average remaining term of 2.14 years; and (iii) 20,416,228 shares of Series B Preferred Stock convertible into 20,416,228 shares of common stock.

           As of March 31, 2012, the Company had outstanding options exercisable for 570,500 shares of its common stock, warrants exercisable for 11,716,346 shares of its common stock, and preferred stock convertible into 20,416,228 shares of its common stock.  The above options, warrants, and convertible debt securities were deemed to be anti-dilutive for the three months ended March 31, 2012.

 Fair Value.  The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. The Company has not elected the fair value option for any of its assets or liabilities.

 Reclassifications. Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2012 to conform to the presentation of the financial statements for the three months ended March 31, 2012.

 Use of Estimates.  The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include certain estimates and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

4.	Investments

 FluoraPharma, Inc. In May 2011, Fluoropharma, Inc. (“FPI”) entered into a reverse merger with Fluoropharma Medical, Inc. (“FPMI”).  In connection with this transaction, the Company’s warrants and options in FPI were exchanged for options and warrants in FPMI.  At March 31, 2012, the Company held 277,500 options exercisable at $.50 and 249,278 warrants exercisable at $1.00. The Company deems the value of the options and warrants to be fully impaired at March 31, 2012.

 Genomics USA, Inc. (dba GMS Biotech) In May 2006, the Company purchased 144,024 shares of GUSA common stock for $200,000. As of September 30, 2011 and 2010, the Company owned 12% of the issued and outstanding capital stock of GUSA.  The Company uses the cost method to account for this investment since the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized for the periods ended March 31, 2012 and March 31, 2011.

NuRx Pharmaceuticals, Inc. ("NuRx").  In July 2011, the Company settled all disputes between the parties relating to the Company's interest in QN Diagnostics, LLC, a joint venture between the Company and NuRx.  Under the terms of the settlement, the Company received 12.0 million shares of common stock in NuRx.  As a result of the issuance, the Company holds an approximate 25% equity interest in NuRx. The Company deems the value of the NuRx shares to be fully impaired at March 31, 2012.

5.	Intangible Assets

 Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2012	December 31, 2011
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Less: accumulated amortization	(53,464)	(51,611)
Intangibles, net	37,540	$39,393

 The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are eight to fifteen years for licensed patents and patent rights, and seventeen years for patents. Amortization expense totaled $1,853 and $2,066 for the three months ended March 31, 2012 and 2011, respectively.  Impairment will be considered in accordance with the Company’s impairment policy which requires at least an annual analysis. No impairment was recognized as of March 31, 2012.

6.	Settlements of Accounts Payable

During the three months ended March 31, 2012, the Company settled an aggregate total of $32,515 of accounts payable and accrued expenses in consideration for the payment of $15,000 cash.    The Company has recorded gains on settlement of accounts payable of $17,515 during the three months ended March 31, 2012.

7.	Notes Payable

Convertible Notes Payable. During the three months ended June 30, 2011, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $105,000 (the "Notes").  The Notes accrued interest at the rate of 3% annually, and were due and payable on or before November 19, 2011.  On November 19, 2011 these Notes were cancelled and reissued in the original principal amount plus $1,373 of accrued interest, under the terms of the Notes described below.

Concurrently with this debt financing commitment, the lender agreed to surrender and cancel 2,069,000 warrants held by it, and in consideration therefore the Company issued the lender 2,069,000 shares of common stock valued at $62,070.

During the three months ended March 31, 2012, the Company issued additional Notes to certain investors resulting in gross proceeds of $45,000.  The Notes accrue interest at the rate of 6% annually.  The Notes are due and payable or before June 30, 2012.   Pursuant to the terms of the Notes, the Company issued 50,000 shares of its common stock for each $10,000 loaned to the Company under the terms of the Notes.

In connection with the issuance of all Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $70,658 and $22,028, respectively.  The Company will amortize these expenses over the life of the Notes.  As of December 31, 2011, the Company recorded interest expense related to the debt discount of $21,905 and $3,777 related to the beneficial conversion feature.  During the three months ended March 31, 2012, the Company recorded interest expense related to the debt discount of $48,753 and $18,751 related to the beneficial conversion feature.

8.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	March 31,	December 31,
	2012	2011
Prepaid expenses:
Prepaid insurance	$10,734	$16,707
Other	-	416
Prepaid expenses	$10,734	$17,123

Property and equipment:
Computers and office furniture, fixtures and equipment	$87,370	$87,370
Machinery and equipment	99,015	99,015
Leasehold improvements	8,902	8,902
Less: accumulated depreciation	(165,782)	(159,853)
Property and equipment, net	$34,980	$35,434

9.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $177,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of March 31, 2012.

Series A-1 Preferred Stock.  The Series A-1 Preferred Stock (“Series A-1 Preferred”) ranked prior to the common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series A-1 Preferred. Holders of the Series A-1 Preferred shares were entitled to receive, when, as and if declared by the Board of Directors, preferential dividends at the rate of 8% per annum to be paid at the option of the Company, either in cash or by the issuance of additional shares of Series A-1 Preferred. The Company could, at its option, redeem shares of the Series A-1 Preferred, in whole or in part, out of funds legally available, by action of the Board of Directors, at any time after the issuance of such Series A-1 Preferred, at a redemption price equal to the face amount plus all accrued and unpaid dividends on such Series A-1 Preferred. At any time on or after the issuance date, the Series A-1 Preferred may be converted by the holder of any such shares subject to certain limitations into a number of fully paid and nonassessable shares of common stock at a conversion rate of two shares of common stock for each one share of Series A-1 Preferred.

In October 2010, the Company entered into certain agreements with certain investors, pursuant to which the Company exchanged substantially all of its equity interest in FluoraPharma and shares of Series B Preferred and in consideration for cash aggregating $789,704, and the termination of certain shares of Series A-1 Preferred with a stated value of approximately $4.45 million (the “Exchange”), including accrued and unpaid dividends of $63.186.   Contemporaneously with the consummation of the Exchange, on November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred with the Nevada Secretary of State, as no shares or such preferred stock were issued and outstanding following the Exchange.

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

Other than the issuances to certain Note investors of an aggregate of 275,000 shares of the Company’s common stock, as described in Note 7 above, and the issuance of warrants to the Company's financial advisor to purchase 600,000 shares of common stock, as described in Note 11 below, in the three months ended March 31, 2012, no common stock, or options purchase common stock, were issued or granted.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to the Company’s employee options was $0 and $7,950 for the three months ended March 31, 2012 and 2011, respectively.

11.	Commitments and Contingencies

Lease Commitments.  At March 31, 2012, the Company had reduced its operations and does not maintain a corporate headquarters.   During 2011, Company was leasing a facility in Portland Oregon for its office and research and development lab space under an operating lease that expired September 30, 2011.  In December 2010, the existing operating lease was amended to reduce the rent payments for February 2011 to September 2011 from $3,950 per month to $2,000 per month, accruing deferred rent that will be due immediately in the case of default on the lease, or to be negotiated in the lease renewal for a minimum of three years.

Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets.  Rent expense is recognized on a straight-line basis over the initial lease term. Leasehold improvements have been included in fixed assets. Rent expense relating to our operating leases was $0 and $12,308 for the three months ended March 31, 2012 and 2011, respectively.

Professional Services Agreement.  On May 16, 2011, the Company entered into a consulting agreement with its financial advisor, pursuant to which it will provide certain business, corporate development, litigation support, financial and strategic consulting services to the Company for and in consideration of the payment of $12,000 per month; provided, however, such amount shall not be paid, and shall accrue, until the earlier to occur of such time as the Company's cash balance exceeds $1.5 million, or twenty-four months from the date of execution.  For each month in which payment of the cash component is deferred, the Company's financial advisor shall be issued a warrant exercisable for 200,000 shares of the Company's common stock at an exercise price of the higher of $.20 per share or 105% of the closing price on the date of issuance.  The term of the consulting agreement is 18 months, and the term of the warrants is five years.   At March 31, 2012, the Company had issued warrants to purchase 2,200,000 shares of common stock under this agreement.

12.	Subsequent Events

Between April 1, 2012 and May 15, 2012, the Company issued additional Notes in the aggregate principal amount of $60,000.  The Notes accrue interest at the rate of 6% per annun, and are due and payable on June 30, 2012.  In addition, for each $10,000 principal amount of Notes issued, the Company issued the holders thereof 50,000 shares of its Common stock, resulting in the issuance of 300,000 shares of Common Stock in connection with the issuance of the Notes.

Certain Notes issued in 2011 are currently due and payable upon demand.  The Company currently has insufficient cash resources to pay these Notes.  The Company is currently negotiating a restructuring of the Notes to extend the maturity date thereof.  No assurances can be given that the Company will be able to successfully restructure the Notes.

During May 2012, the Company issued 300,000, 150,000 and 50,000 shares to William H. Fleming, Dr. Shalom Hirshman and Ann C. Carter, respectively, for and in consideration of services provided by each executive to the Company.

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

Recent Developments

During the quarter ended March 31, 2012, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $45,000 (the “Notes”).  The Notes accrue interest at the rate of 6% annually.  The Notes are due and payable on or before June 30, 2012.   The Company currently intends to issue additional Notes to finance its current working capital needs.  There can be no assurance that the Company will be able to issue additional Notes.

The Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the Notes may be exchanged for securities issued in connection with a qualified financing (the  “Qualified Financing”), which is defined as a financing resulting in gross proceeds to the Company of at least $1.0 million.  Pursuant to the terms of the Notes, the Company issued 50,000 shares of its common stock for each $10,000 in principal amount received in connection with the issuance of the Notes.   While the Company intends to pay the Notes using proceeds from consummation of the Qualified Financing, management does not believe that consummation of a Qualified Financing is likely prior to the date the Notes become due and payable.  In the event a Qualified Financing does not occur, and the holders of the Notes demand payment thereon, the Company would be in default under the terms of the Notes, and interest thereon would increase to 12% per annum.  While no assurances can be given, management currently intends to attempt to restructure the Notes, or extend the maturity date thereon, in order to allow additional time to consummate a Qualified Financing.

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

The Company’s efforts to commercialize its products are currently contingent on additional financing to execute its business and operating plan which is currently focused on the commercialization of the Company’s PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities.  This plan was necessary in order for the Company to continue as a going concern.  No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

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

The Company’s current strategy is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize existing products either directly or through joint ventures, spin-off or similar transaction intended to capitalize on the Company’s PAD technology; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GMS.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Total revenues for the three months ended March 31, 2012 and 2011 were $4,515 and $8,900, respectively.  The decreases in revenues in the 2012 period compared to the comparable period in 2011 are due to lower royalty revenues.

Sales, general and administrative expense for the three months ended March 31, 2012 and 2011 was $18,680 and $18,367 respectively.  Professional fees for the three months ended March 31, 2012 and 2011, were $117,903 and $67,798, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us.  The increase in professional fees in the 2012 periods is directly related to increased costs of consulting services provided to the Company.  Included in the three months period in 2012 are non-cash expenses of $51,189 related to stock and warrants issued as payment for professional services.

Research and development costs for the three months ended March 31, 2012 and 2011 were $361 and $26,832, respectively.  The decrease in research and development fees in the 2012 periods is directly attributable to the reduced research and development efforts due to suspension of operations at December 31, 2010.

During the three months ended March 31, 2012 and 2011, the Company recorded interest expense of $4,354 and $574, respectively.  The increase in interest expense in the 2012 periods is related to interest expense on notes payable outstanding during 2012.

During the three months ended March 31, 2012, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $65,859.

During the three months ended March 31, 2012 and 2011, the Company had gains on settlement of accounts payable of $17,515 and $1,557, respectively.

During the three months ended March 31, 2011, the Company recorded a net aggregate loss on dispositions of $221,512, due primarily to write downs of accounts receivable related to QN Diagnostics, the Company’s former joint venture.

The Company’s net loss for the three months ended March 31, 2012 was $189,117 compared to net loss for the three months ended March 31, 2011 of $335,024.  The decrease in net losses in the three month period ended March 31, 2012 compared to the comparable period in 2011 is due to lower losses on dispositions in the 2012 period partially offset by higher professional fees.

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash and cash equivalents of $723, as compared to cash and cash equivalents of $7,565 as of December 31, 2011. The net decrease in cash of $6,842 for the three months ended March 31, 2012 is attributable to net cash used for operating activities and amounts used to settle certain accrued expenses and accounts payable.  Also included in net cash used during the three months ended March 31, 2012, is cash used to purchase capital assets of $5,475.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2010, described in the 2011 Annual Report on Form 10-K, our Chief Executive Officer/ Chief Financial Officer concluded that, as of March 31, 2012, our  disclosure controls and procedures were not effective.

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

During the three months ended March 31, 2012, the Company issued promissory notes to certain investors resulting in gross proceeds of $45,000, (the “Q1 Notes).  The Q1 Notes accrue interest at the rate of 6% annually, and are due and payable on or before June 30, 2012.    As of March 31, 2012, 225,000 shares of its common stock were reserved for issuance in connection with the Q1 Notes (the “Note Shares”).

Proceeds from the sale of the Q1 Notes were used for general working capital purposes.  The offer and sale of the Q1 Notes and Note Shares were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended, and in Section 4(2) of the Securities Act. A legend will be placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description
31	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
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

Date: May 21, 2012	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer