Form 10-Q
period 2012-06-30
QUANTRX BIOMEDICAL CORP
filed 2012-08-20
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

The number of shares outstanding of the issuer’s common stock as of August 14, 2012 was 49,859,645.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS
	June 30,	December 31,
	2012	2011
ASSETS	unaudited
Current Assets:
Cash and cash equivalents	$1,150	$7,565
Accounts receivable	2,263	4,121
Escrow receivable	5,375	-
Interest receivable	87,689	79,689
Inventories	2,691	2,910
Prepaid expenses	4,396	17,123
Note receivable	200,000	200,000
Total Current Assets	303,514	311,408

Investments	200,000	200,000
Property and equipment, net	30,882	35,434
Intangible assets, net	35,687	39,393
Total Assets	$570,083	$586,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$265,198	$222,564
Accrued expenses	2,055	16,443
Notes payable, net of amortized discount and accrued interest	357,127	168,140
Total Current Liabilities	624,380	407,148
Notes payable, long-term	44,000	44,000
Total Liabilities	668,380	451,148

Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):
Series B Convertible preferred stock; $0.01 par value, 20,500,000 authorized shares, 20,416,228 shares issued and outstanding	204,162	204,162
Common stock; $0.01 par value; 150,000,000 authorized; 49,859,645 and 47,377,630 shares issued and outstanding, respectively	498,596	473,776
Common stock to be issued	101,570	158,107
Additional paid-in capital	48,108,198	47,902,606
Accumulated deficit	(49,010,823)	(48,603,564)
Total Stockholders’ Equity (Deficit)	(98,297)	135,087

Total Liabilities and Stockholders’ Equity (Deficit)	$570,083	$586,235

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Revenues:
Revenues	$2,304	$1,888		$6,819	$10,788
Total Revenues	2,304	1,888		6,819	10,788

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	21	100		219	281
Sales, general and administrative	51,462	37,265		70,142	55,632
Professional fees	121,965	210,225		239,868	278,023
Research and development	6,779	12,976		7,140	39,808
Amortization	1,853	2,065		3,706	4,131
Depreciation	4,098	5,479		10,027	17,630
Total Costs and Operating Expenses	186,178	268,110		331,102	395,505

Loss from Operations	(183,874)	(266,222)		(324,283)	(384,717)

Other Income (Expense):
Interest and dividend income	4,000	4,000		8,000	8,000
Interest expense	(4,642)	(986)		(9,006)	(1,560)
Amortization of debt discount to interest expense	(33,626)		-	(99,485)	-
Gain on settlement of accounts payable	-	255,676		17,515	257,233
Net gain (loss) on disposition	-	(15,290)		-	(236,802)
Total Other Income (Expense), net	(34,268)	243,400		(82,976)	26,871

Income (Loss) Before Taxes	(218,142)	(22,822)		(407,259)	(357,846)

Provision for Income Taxes	-	-		-	-

Net Income (Loss)	$(218,142)	$(22,822)		$(407,259)	$(357,846)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)		$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	49,297,423	48,120,174		48,804,484	47,298,902

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(407,259)	$(357,846)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	13,733	21,761
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	48,987	-
Non-cash expenses related to employee stock based compensation	27,000	17,950
Non-cash expenses related to common stock warrants issued for consulting	74,122	13,738
Non-cash fair value of common stock issued with notes payable	72,753	-
Non-cash expenses related to fair value of common stock issued in warrant exchange		62,070
Non-cash fair value of preferred stock issued as compensation		37,500
Net Gain on settlement of accounts payable	18,690	257,233
Gain(loss) on disposition		(236,802)
(Increase) decrease in:
Accounts receivable	1,858	416,758
Escrow receivable	(5,375)	-
Interest receivable	(8,000)	(8,000)
Inventories	219	731
Prepaid expenses	12,777	17,964
Increase (decrease) in:
Accounts payable	23,944	(417,055)
Accrued expenses	(14,388)	(159,016)
Deferred rent	-	9,750

Net Cash Used by Operating Activities	(140,939)	(323,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for capital equipment	(5,475)	-

Net Cash Provided (Used) by Investing Activities	(5,475)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by Notes Payable	140,000	105,000

Net Cash flows from financing activitings	140,000	105,000

Net Increase (Decrease) in Cash and Cash Equivalents	(6,414)	(218,264)

Cash and Cash Equivalents, Beginning of Period	7,565	229,944

Cash and Cash Equivalents, End of Period	$1,150	$11,680

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$1,326
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for accounts payable	$-	$43,000

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Recent Developments

Issuance of Additional Promissory Notes.  During the quarter ended June 30, 2012, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $95,000 (the “Notes”).  The Notes accrue interest at the rate of 6% annually.  The Notes were due and payable on or before June 30, 2012, on demand (the “Maturity Date”).   The Company currently intends to issue additional Notes to finance its current working capital needs.  There can be no assurance that the Company will be able to issue additional Notes.

The Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the Notes may be exchanged for securities issued in connection with a qualified financing (the  “Qualified Financing”), which is defined as a financing resulting in gross proceeds to the Company of at least $1.0 million.  Pursuant to the terms of the Notes, the Company issued 50,000 shares of its common stock for each $10,000 in principal amount received in connection with the issuance of the Notes, resulting in the issuance of an additional 475,000 shares of common stock during the quarter ended June 30, 2012   While the Company intends to pay the Notes using proceeds from consummation of the Qualified Financing, a Qualified Financing did not occur prior to the Maturity Date.

The Company entered into agreements with the holders of the Notes with an expiration date of March 31, 2012 to extend the Maturity Date of such Notes to June 30, 2012, for and in consideration for the assignment to the holders of such Notes of warrants to purchase a total of 113,127 shares of common stock of FluoroPharma Medical, Inc. (“FPMI”) held by the Company  (the “FPMI Warrants”).  The number of FPMI Warrants assigned to the holders of the Notes equaled 4,500 FPMI Warrants for each $10,000 principal amount of Notes held by the holder thereof. The FPMI Warrants have an exercise price of $.50 per share, and expire on April 19, 2014.  Subsequent to June 30, 2012, the Company entered into agreements with the holders of all Notes maturing on June 30, 2012, to extend the Maturity Date thereof to November 15, 2012, for and in consideration for the assignment to the holders thereof of 155,877 FPMI Warrants.

        Formation of QX Labs, Inc. On June 20, 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), to convey and transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business ("Diagnostics Business"). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s other business line will consist of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique pad for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

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

For the period ending June 30, 2012, the Company had minority investments in Genomics USA, Inc. (“GMS”), which is developing Single Nucleotide Polymorphism (“SNP”) chips, genome-based diagnostic chips for the next generation of genomic and proteomic diagnostic markets.  The Company is currently evaluating its minority equity interest in GMS with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GMS.

The Company’s current strategy is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transaction intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GMS.   As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

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

Management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about the Company's ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic, merger or other transaction to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

The Company believes that its ability to execute its business plan, and therefore continue as a going concern, is dependent upon its ability to do the following:

♦	obtain adequate sources of funding to pay unfunded operating expenses, execute its business plan and fund long-term business operations;

♦	manage or control working capital requirements by continuing to reduce operating expenses; and

♦	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the three and six months ended June 30, 2012 of $27,000 and for the three and six months ended June 30, 2011 of $10,000 and $17,950, respectively

Black Scholes Option Pricing Model.  During 2012, the Company has used and average Risk-free interest rate of 2.44% a Dividend Yield of 0%, and an average volatility of 242% to calculate the fair value of equity securities issued for services.

Earnings (Losses) per Share.  The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as all common stock equivalents outstanding for the three and six months ended June 30, 2012 were deemed to be anti-dilutive.  As of June 30, 2012, the Company had (i) outstanding options exercisable for 304,500 shares of common stock with a weighted average exercise price of $0.91 per share and an average remaining term of 2.92 years; (ii) outstanding warrants exercisable into 6,529,873 shares of common stock with a weighted average exercise price of $0.44 per share and average remaining term of 2.75 years; and (iii) Series B Preferred Stock convertible into 20,416,228 shares of common stock.  The above options, warrants, and convertible preferred securities were deemed to be anti-dilutive for the six months ended June 30, 2012.

Fair Value.  The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. The Company has not elected the fair value option for any of its assets or liabilities.

Reclassifications. Certain reclassifications have been made in the presentation of the financial statements for the three and six months ended June 30, 2011to conform to the presentation of the financial statements for the three and six months ended June 30, 2012.

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

FluoraPharma, Inc. In May 2011, FluoroPharma, Inc. ("FPI") entered into a reverse merger with FPMI.  In connection with this transaction, the Company¹s warrants and options in FPI were exchanged for warrants and options in FPMI. During the quarter ended June 30, 2012, all options held by the Company in FPMI were exchanged for substantially identical warrants in FPMI.   At June 30, 2012, the Company held 164,373 warrants exercisable at $.50 that expire in April 2014 and 373,917 warrants exercisable at $1.00 that expire on February 15, 2019. The Company continues to deem the value of the FPMI Warrants to be fully impaired at June 30, 2012.

 Genomics USA, Inc. (dba GMS Biotech). In May 2006, the Company purchased 144,024 shares of GUSA common stock for $200,000. As of June 30, 2012, the Company owned approximately 2% of the issued and outstanding capital stock of GUSA.  The Company uses the cost method to account for this investment since the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized for the periods ended June 30, 2012 and June 30, 2011.

The Company currently has a note receivable from GUSA in the principal amount of $200,000, convertible into ten percent of the issued and outstanding stock of GUSA (the "GUSA Note"), which GUSA Note, together with accrued interest of approximately $87,689, is currently due and payable.  The Company intends to send notice to GUSA demanding payment of all amounts due under the terms of the GUSA Note.

NuRx Pharmaceuticals, Inc. ("NuRx").  In July 2011, the Company settled all disputes between the parties relating to the Company's interest in QN Diagnostics, LLC, a joint venture between the Company and NuRx.  Under the terms of the settlement, the Company received 12.0 million shares of common stock in NuRx.  As a result of the issuance, the Company holds an approximate 25% equity interest in NuRx. The Company continues to deem the value of the NuRx shares to be fully impaired at June 30, 2012.

5.	Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	June 30, 2012	December 31, 2011
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Less: accumulated amortization	(55,317)	(51,611)
Intangibles, net	$35,687	$39,393

 The Company’s intangible assets are carried at the legal cost to obtain them. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are eight to fifteen years for licensed patents and patent rights, and seventeen years for patents. Amortization expense totaled $1,853 and $3,706 for the three and six months ended June 30, 2012 and $2,065 and $4,131 for the three and six months ended June 30, 2011, respectively.  Impairment will be considered in accordance with the Company’s impairment policy which requires at least an annual analysis. No impairment was recognized as of June 30, 2012.

6.	Settlements of Accounts Payable

During the six months ended June 30, 2012, the Company settled an aggregate total of $32,515 of accounts payable and accrued expenses in consideration for the payment of $15,000 cash.  The Company has recorded gains on settlement of accounts payable of $17,515 during the six months ended June 30, 2012.

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

During the three months ended June 30, 2012, the Company issued additional Notes to certain investors resulting in gross proceeds of $95,000.  The Notes are identical to certain Convertible Promissory Notes due and payable on March 31, 2012, on demand, and accrue interest at the rate of 6% annually.  The Notes issued during the quarter ended June 30, 2012 are due and payable or before June 30, 2012, on demand.   Pursuant to the terms of the Notes, the Company issued 50,000 shares of its common stock for each $10,000 loaned to the Company under the terms of the Notes, resulting in the issuance of an additional 475,000 shares of common stock during the quarter ended June 30, 2012.

In May 2012, in consideration for the extension of the Notes due and payable on March 31, 2012 to June 30, 2012, the Company agreed to assign a total of 113,127 FPMI Warrants to the holders of the Notes. In August 2012, in consideration for the extension of the Maturity Date of the Notes maturing on June 30, 2012 to November 15, 2012, the Company agreed to assign a total of 155,877 FPMI Warrants to the holders of the Notes.

In connection with the issuance of all Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $95,685 and $28,998, respectively.  The Company will amortize these expenses over the life of the Notes.  As of December 31, 2011, the Company recorded interest expense related to the debt discount of $21,905 and $3,777 related to the beneficial conversion feature.  During the three and six months ended June 30, 2012, the Company recorded interest expense of $33,626 and $99,485 related to the debt discount and beneficial conversion feature.

8.	Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	June 30,	December 31,
	2012	2011
Prepaid expenses:
Prepaid insurance	$4,346	$16,707
Other		416
Prepaid expenses	$4,346	$17,123

Property and equipment:
Computers and office furniture, fixtures and equipment	$87,370	$87,370
Machinery and equipment	104,490	99,015
Less: accumulated depreciation	(160,979)	(150,951)
Property and equipment, net	$30,882	$35,434

9.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $177,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of June 30, 2012.

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

Series B Convertible Preferred Stock.  The Company has authorized 20,500,000 shares of Series B Preferred, $0.01 par value.  The Series B Preferred ranks prior to the common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series B Preferred (“Junior Stock”).  Holders of the Series B Preferred are entitled to receive cash dividends, when, as and if declared by the Board of Directors, and they shall be entitled to receive an amount equal to the cash dividend declared on one share of Common Stock multiplied by the number of shares of Common Stock equal to the outstanding shares of Series B Preferred, on an as converted basis.  The holders of Series B Preferred have voting rights to vote as a class on matters a) amending, altering or repealing the provisions of the Series B Preferred so as to adversely affect any right, preference, privilege or voting power of the Series B Preferred; or b) to effect any distribution with respect to Junior stock.  At any time, the holders of Series B Preferred may, subject to limitations, elect to convert all or any portion of their Series B Preferred into fully paid non-assessable shares of Common Stock at a 1:1 conversion rate.  For the period ending June 30, 2012, there were 20,416,228 shares of Series B Preferred convertible into 20,416,228 shares of common stock.

10.	Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value. In December 2009, the shareholders of the Company approved an increase in the number of authorized common stock from 75,000,000 to 150,000,000 shares. The increase took effect in January 2010.

Other than the issuances to certain Note investors of an aggregate of 1,732,015 shares of the Company’s common stock, as described in Note 7 above, and 450,000 shares of common stock, valued at $27,000, to certain executives of the Company, in the six months ended June 30, 2012, no common stock, or options to purchase common stock, were issued or granted.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  Total compensation cost related to the Company’s employee options was $0 and $0 for the three and six months ended June 30, 2012, and $0 and $7,950 for the three and six months ended June 30, 2011, respectively.

11.	Commitments and Contingencies

Lease Commitments.  At June 30, 2012, the Company had reduced its operations and does not maintain a corporate headquarters.   During 2011, Company was leasing a facility in Portland Oregon for its office and research and development lab space under an operating lease that expired September 30, 2011.

Rent expense is recognized on a straight-line basis over the initial lease term.  Rent expense related to operating leases during 2011, was $14,400 and $23,858 for the three and six months ended June 30, 2011, respectively.  Leasehold improvements have been included in fixed assets and are fully amortized.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at June 30, 2012 and 2011 consisted of machinery and equipment with estimated useful lives of one to three years.

Depreciation expense for the three and six months ended June 30, 2012 was $4,098 and $10,027, respectively.  Depreciation expense for the three and six months ended June 30, 2011 was $5,479 and $17,630, respectively.

Expenditures for repairs and maintenance are expensed as incurred.

Professional Services Agreement.  On May 16, 2011, the Company entered into a consulting agreement with its financial advisor, pursuant to which it will provide certain business, corporate development, litigation support, financial and strategic consulting services to the Company for and in consideration of the payment of $12,000 per month; provided, however, such amount shall not be paid, and shall accrue, until the earlier to occur of such time as the Company's cash balance exceeds $1.5 million, or twenty-four months from the date of execution.  For each month in which payment of the cash component is deferred, the Company's financial advisor shall be issued a warrant exercisable for 200,000 shares of the Company's common stock at an exercise price of the higher of $.20 per share or 105% of the closing price on the date of issuance.  The term of the consulting agreement is 18 months, and the term of the warrants is five years.   At June 30, 2012, the Company had issued warrants to purchase 2,800,000 shares of common stock, valued at $170,283, under this agreement.

On August 1, 2012, the consulting agreement was amended to extend the deferral period for accrued cash compensation from May 16, 2013 to December 31, 2013, and to replace the provision related to monthly warrant issuances in the amount of 200,000 with the issuance of 100,000 shares of restricted stock.  In addition, all warrants previously issued under the consulting agreement were exchanged for shares of common stock at a ratio of one share of restricted common stock for every two warrants issued under the terms of the consulting agreement.

12.	Subsequent Events

Subsequent to June 30, 2012, the Company entered into agreements with the holders of Notes maturing on June 30, 2012, to extend the Maturity Date thereof to November 15, 2015, for and in consideration for the assignment to the holders thereof of 155,877 FPMI Warrants.

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

Recent Developments

Issuance of Additional Promissory Notes.  During the quarter ended June 30, 2012, the Company issued promissory notes to certain investors resulting in gross proceeds to the Company of $95,000 (the “Notes”).  The Notes accrue interest at the rate of 6% annually.  The Notes are due and payable on or before June 30, 2012, on demand (the “Maturity Date”).   The Company currently intends to issue additional Notes to finance its current working capital needs.  There can be no assurance that the Company will be able to issue additional Notes.

The Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share.  In addition, at the option of the holder, 110% of the face value of the Notes may be exchanged for securities issued in connection with a qualified financing (the  “Qualified Financing”), which is defined as a financing resulting in gross proceeds to the Company of at least $500,000.  Pursuant to the terms of the Notes, the Company issued 50,000 shares of its common stock for each $10,000 in principal amount received in connection with the issuance of the Notes, resulting in the issuance of an additional 475,000 shares of common stock during the quarter ended June 30, 2012.

The Company entered into agreements with the holders of the Notes with an expiration date of March 31, 2012 to extend the Maturity Date of such Notes to June 30, 2012, for and in consideration for the assignment to the holders of such Notes of warrants to purchase a total of 113,127 shares of common stock of FluoroPharma Medical, Inc. (“FPMI”) held by the Company  (the “FPMI Warrants”).  The number of FPMI Warrants assigned to the holders of the Notes equaled 4,500 FPMI Warrants    for each $10,000 principal amount of Notes held by the holder thereof. The FPMI Warrants have an exercise price of $.50 per share, and expire on April 19, 2014.  Subsequent to June 30, 2012, the Company entered into agreements with the holders of all Notes with a Maturity Date of June 30, 2012, including the Notes originally maturing on March 31, 2012, to extend the Maturity Date thereof to November 15, 2012, for and in consideration for the assignment to the holders thereof of an additional 155,877 FPMI Warrants.

        Formation of QX Labs, Inc. On June 20, 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), to convey and transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business ("Diagnostics Business"). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s other business line will consist of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique pad for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

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

The Company’s current strategy is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transaction intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets. As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 to the Three and Six Months Ended June 30, 2011

Total revenues for the three months ended June 30, 2012 and 2011 were $2,304 and $1,888, respectively.  Total revenues for the six months ended June 30, 2012 and 2011 were $6,819 and $10,788, respectively.  The fluctuations in revenues in the 2012 period compared to the comparable period in 2011 are due to fluctuations in royalty revenues.

 Sales, general and administrative expense for the three months ended June 30, 2012 and 2011 was $51,462 and $37,265 respectively, and for the six months ended June 30, 2012 and 2011 was $70,142 and $55,632.

Professional fees for the three months ended June 30, 2012 and 2011, were $121,965 and $210,225, respectively, and for the six months ended June 30, 2012 and 2011, were $239,868 and $278,023.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees in the 2012 periods is directly related to decreased costs of consulting and professional services provided to the Company.  Included in the three and six month period in 2012 are non-cash expenses of $49,933 and $101,122, respectively, related to stock and warrants issued as payment for professional services.

Research and development costs for the three months ended June 30, 2012 and 2011 were $6,779 and $12,976, respectively, and for the six months ended June 30, 2012 and 2011 were $7,140 and $39,808, respectively.  The decrease in research and development fees in the 2012 periods is directly attributable to the reduced research and development efforts due to suspension of operations at December 31, 2010.

During the three and six months ended June 30, 2012 and 2011, the Company recorded interest expense of $4,642 and $986, respectively.  The increase in interest expense in the 2012 periods is related to interest expense on notes payable outstanding during 2012.

During the three and six months ended June 30, 2012, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $33,626 and $99,485, respectively.

During the six months ended June 30, 2012, the Company had gains on settlement of accounts payable of $17,515.

The Company’s net loss for the three months ended June 30, 2012 was $218,142 compared to net loss for the three months ended June 30, 2011 of $22,822.  Net loss for the six months ended June 30, 2012 was $407,259 and net loss for the six months ended June 30, 2011 was $357,846.  The decrease in net losses in the three and six month periods ended June 30, 2012 compared to the comparable period in 2011 is due to lower losses on dispositions in the 2012 period partially offset by higher professional fees.

Liquidity and Capital Resources

As of June 30, 2012, the Company had cash and cash equivalents of $1,150, as compared to cash and cash equivalents of $7,565 as of December 31, 2011.  During the six months ended June 30, 2012, the Company’s cash flows from financing activities totaled $140,000.  The overall net decrease in cash of $6,414 for the six months ended June 30, 2012, is attributable to net cash used for operating activities offset by cash received from financing activities.  Also included in net cash used during the six months ended June 30, 2012, is cash used to purchase capital assets of $5,475.

The Company has not generated sufficient revenues from operations or its investment in intellectual property to meet its operating expenses. The Company has therefore historically financed its operations primarily through issuances of equity and debt securities, and, during the second and third quarters of 2010, through the sale of certain equity interests in FluoroPharma.  Since December 31, 2010, the Company has issued debt securities totaling approximately $346,393, proceeds from which have provided for the Company’s working capital requirements.  In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

While equity and debt financing has historically provided for the Company’s working capital needs, including capital necessary to fund the development and commercialization of the Company’s lateral flow based products, no assurances can be given that such financing will continue to be available to the Company in the future.   The Company has also actively reduced operating expenses, has recently consolidated its operations in Portland, Oregon, and intends to continue to aggressively control costs and seek additional financing in order to continue as a going concern.  In the event the Company is unable to secure additional financing, or is otherwise unsuccessful in restructuring certain of its liabilities, including debt securities currently payable on demand totaling approximately $346,393, the Company will be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The accounting policies discussed below are considered by management to be the most important to the Company’s financial condition and results of operations, and require management to make its most difficult and subjective judgments due to the inherent uncertainty associated with these matters. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and adjusted when necessary. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. Additional information on significant accounting principles is provided in Note 1 or Note 3 of the attached financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2012. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in internal controls over financial reporting.

The Company’s principal executive officer and principal accounting officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the addition of Mr. Michael Abrams to the Company's Board of Directors.  Mr. Abrams brings substantial experience to the Company as a chief financial officer, and in treasury management.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

As of the date hereof, there are no material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 2.	Unregistered Sales of Equity Securities, and Use of Proceeds

During the quarter ended June 30, 2012, the Company issued promissory notes to certain investors resulting in gross proceeds of $95,000, (the “Q2 Notes).  The Q2 Notes accrue interest at the rate of 6% annually, and are due and payable on or before June 30, 2012, on demand.    As of June 30, 2012, 475,000 shares of its common stock were reserved for issuance in connection with the Q2 Notes (the “Note Shares”).

On May 28, 2012, the Company issued 300,000 and 150,000 shares to William H. Fleming and Dr. Shalom Hirschman, respectively, for and in consideration of services provided by each executive to the Company.

Proceeds from the sale of the Q2 Notes were used for general working capital purposes.  The offer and sale of the Q2 Notes and Note Shares were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended, and in Section 4(2) of the Securities Act. A legend will be placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Date: August 20, 2012	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer