Form 10-Q/A
period 2012-06-30
QUANTRX BIOMEDICAL CORP
filed 2012-08-21
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [   ]

The number of shares outstanding of the issuer’s common stock as of August 14, 2012 was 52,528,645.

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q of QuantRx Biomedical Corporation (the “Company”) for the period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 20, 2012 ("Original Filing"). This Amendment is being filed solely to correct the number of shares of the Company’s common stock outstanding as of August 14, 2012, as reflected on the cover page of the Original Filing.

    No other changes have been made in this Amendment to the Original Filing. This Amendment speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing date and does not modify or update in any way disclosures made in the Original Filing.

    Pursuant to Rule 406T of Regulation S–T, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

PART II - OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit	Description
31*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
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

* Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

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