Form 10-Q
period 2012-09-30
QUANTRX BIOMEDICAL CORP
filed 2012-11-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-17119

QUANTRX BIOMEDICAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0202574
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

P.O. Box 4960, Portland, Oregon 97062
(Address of Principal Executive Offices) (Zip Code)

503-575-9385
(Registrant's Telephone Number, Including Area Code)

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

The number of shares outstanding of the issuer’s common stock as of November 14, 2012 was 52,528,644.

-i-

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$19,235	$7,565
Accounts receivable	5,829	4,121
Interest receivable	91,689	79,689
Inventories	2,590	2,910
Prepaid expenses	30,154	17,123
Note receivable	200,000	200,000
Total Current Assets	349,497	311,408

Investments	200,000	200,000
Property and equipment, net	26,785	35,434
Intangible assets, net	33,834	39,393
Total Assets	$610,116	$586,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$324,196	$222,564
Accrued expenses	24,254	16,443
Notes payable, net of amortized discount and accrued interest	394,434	168,140
Total Current Liabilities	742,884	407,148
Notes payable, long-term	44,000	44,000
Total Liabilities	786,884	451,148

Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):
Series B Convertible Preferred Stock; $0.01 par value, 20,500,000 authorized shares, 20,416,228 shares issued and outstanding	204,162	204,162
Common Stock; $0.01 par value; 150,000,000 authorized; 52,528,644 and 47,377,630 shares issued and outstanding, respectively	525,286	473,776
Common Stock to be issued	75,000	158,107
Additional paid-in capital	48,192,424	47,902,606
Accumulated deficit	(49,173,640)	(48,603,564)
Total Stockholders’ Equity (Deficit)	(176,768)	135,087

Total Liabilities and Stockholders’ Equity (Deficit)	$610,116	$586,235

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2012	2011	2012	2011
Revenues	$6,045	$4,014	$12,864	$14,802
Total Revenues	6,045	4,014	12,864	14,802

Costs and Operating Expenses:
Cost of good sold (excluding depreciation and amortization)	101	58	320	339
Sales, general and administrative	12,129	16,419	82,271	72,051
Professional fees	131,167	121,192	371,035	399,215
Research and development	14,126	15,371	21,266	55,179
Amortization	1,853	1,428	5,559	5,559
Depreciation	4,097	4,864	14,124	22,494
Total Costs and Operating Expenses	163,473	159,318	494,575	554,837

Loss from Operations	(157,428)	(155,318)	(481,711)	(540,035)

Other Income (Expense):
Interest and dividend income	4,000	4,000	12,000	12,000
Interest expense	(8,275)	(3,567)	(17,281)	(5,127)
Amortization of debt discount to interest expense	(1,114)	-	(100,599)	-
Gain on settlement of accounts payable	-	2,000	17,515	259,223
Net gain (loss) on disposition	-	13,598	-	(223,204)
Total Other Income (Expense)	(5,389)	16,031	(88,365)	42,902

Loss before Taxes	(162,817)	(139,287)	(570,076)	(497,133)

Provision for Income Taxes	-	-	-	-

Net Loss	$(162,817)	$(139,287)	$(570,076)	$(497,133)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	50,185,856	49,771,630	49,267,611	48,260,818

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(570,076)	$(497,133)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	19,683	28,053
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	51,294	1,554
Non-cash expenses related to employee stock based compensation		7,950
Non-cash expense related to common stock issued as compensation	93,500	10,000
Non-cash expenses related to common stock warrants issued for consulting	99,994	63,664
Non-cash fair value of common stock issued with notes payable	64,726	-
Non-cash expenses related to fair value of common stock issued in warrant exchange		62,070
Non-cash fair value of preferred stock issued as compensation		37,500
Net Gain on settlement of accounts payable		257,235
Gain (loss) on disposition	18,690	236,333
Decrease in:
Accounts receivable	(1,708)	414,700
Escrow receivable	-	-
Interest receivable	(12,000)	(12,000)
Inventories	320	789
Prepaid expenses	(13,031)	(102)
Increase (decrease) in:
Accounts payable	82,942	(847,074)
Accrued expenses	7,811	(135,854)
Deferred rent	-	15,626

Net Cash Provided (Used) by Operating Activities	(157,855)	(385,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for capital equipment	(5,475)	-

Net Cash Used by Investing Activities	(5,475)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by Notes Payable	175,000	160,000

Net Cash Provided from financing activities	175,000	160,000

Net Increase (Decrease) in Cash and Cash Equivalents	11,670	(198,619)

Cash and Cash Equivalents, Beginning of Period	7,565	229,944

Cash and Cash Equivalents, End of Period	$19,235	$31,325

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$576	$1,326
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for accounts payable		$43,000
Shares issued for notes payable	$68,000	$20,000
Debt discount on convertible notes payable	$103,761	14,986

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

The Company’s efforts to commercialize its products are currently contingent on additional financing to execute its business and operating plan, which is currently focused on the commercialization of the Company’s PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities.  This plan was necessary in order for the Company to continue as a going concern.  No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

For the period ending September 30, 2012, the Company had minority investments in Genomics USA, Inc. ("GUSA").  The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GUSA.

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

The Company’s current focus is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GUSA.  As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Recent Developments

Issuance of Additional Promissory Notes. During the quarter ended September 30, 2012, the Company issued promissory notes to two investors in the principal amount of $25,000 (the “$25K Note”) and $10,000 (the “$10K Note”) (together, the “Notes”). The Notes accrue interest at the rate of 6% annually. The Notes are due and payable on or before November 15, 2012, on demand (the “Maturity Date”). The Company currently intends to issue additional Notes to finance its current working capital needs. There can be no assurance that the Company will be able to issue additional Notes.

The Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share. In addition, at the option of the holder, 110% of the face value of the Notes may be exchanged for securities issued in connection with a qualified financing (the “Qualified Financing”), which is defined as a financing resulting in gross proceeds to the Company of at least $1.0 million. Pursuant to the terms of the $25K Note, the Company issued 125,000 shares of its common stock, representing 25,000 shares for each $5,000 in principal amount received in connection with the issuance of the $25K Note. In connection with the $10K Note, the Company assigned to the note holder a warrant to purchase 8,496 shares of common Stock of FluoroPharma Medical, Inc. (“FPMI”) held by the Company. While the Company intends to pay the Notes using proceeds from consummation of the Qualified Financing, a Qualified Financing may not occur prior to the Maturity Date.

The Company entered into agreements with the holders of the Notes with an expiration date of June 30, 2012 to extend the Maturity Date of such Notes to November 15, 2012, for and in consideration for the assignment to the holders of such Notes of warrants to purchase a total of 269,004 shares of common stock of FPMI held by the Company (the “FPMI Warrants”). The number of FPMI Warrants assigned to the holders of the Notes equaled 4,500 FPMI Warrants for each $10,000 principal amount of Notes held by the holder thereof. The FPMI Warrants, including the FPMI Warrants issued in connection with the issuance of the $10K Note, have an exercise price of $.50 per share, and expire on April 19, 2014.

2.  Management Statement Regarding Going Concern

The Company currently is not generating sufficient revenue from operations to meet its operating expenses.  The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes.  In the past, the Company also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments.

Management believes that the Company has a history of operating losses, has limited cash resources, and its viability is dependent on its ability to meet the future financing requirements.  These factors raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position.  Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic, merger or other transaction to obtain additional funding to continue the development of, and to successfully commercialize, its products.  There can be no assurance that the Company will be successful in its efforts.  Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, result of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

There can be no assurance that, assuming the Company were able to strengthen its cash position, it will achieve profitable operations or continue as a going concern.

3.  Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America (GAAP) and are consistently applied in the preparation of the financial statements.

Accounting for Share-Based Payments. The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company uses the Black-Scholes option-pricing model in determining fair value.  Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock- based compensation expense for the nine months ended September 30, 2012 of $27,000, and for the three and nine months ended September 30, 2011 of $7,950 and $23,042, respectively.

Black Scholes Option Pricing Model.  During 2012, the Company has used an average risk-free interest rate of 2.44% a Dividend Yield of 0%, and an average volatility of 242% to calculate the fair value of equity securities issued for services.

Earnings (Losses) per Share. The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as all common stock equivalents outstanding for the three and nine months ended September 30, 2012 were deemed to be anti-dilutive.  As of September 30, 2012, the Company had (i) outstanding options exercisable for 304,500 shares of common stock with a weighted average exercise price of $0.91 per share and an average remaining term of 2.67 years; (ii) outstanding warrants exercisable into 2,771,000 shares of common stock with a weighted average exercise price of $0.66 per share and average remaining term of 1.14 years; and (iii) Series B Preferred Stock convertible into 20,416,228 shares of common stock.  The above options, warrants and convertible preferred securities were deemed to be anti-dilutive for the nine months ended September 30, 2012.

Fair Value.  The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures for both financial and nonfinancial assets and liabilities.  The Company has not elected the fair value option for any of its assets or liabilities.

Reclassifications. Certain reclassifications have been made in the presentation of the financial statements for the three and nine months ended September 30, 2011 to conform to the presentation of the financial statements for the three and nine months ended September 30, 2012.  These reclassifications had no effect on reported losses, total assets, or stockholders' equity as previously reported.

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

4.  Investments

FluoraPharma, Inc.  In May 2011, FluoroPharma, Inc. ("FPI") entered into a reverse merger with FPMI.  In connection with this transaction, the Company's warrants and options in FPI were exchanged for warrants and options in FPMI.  During the quarter ended September 30, 2012, all options held by the Company in FPMI were exchanged for substantially identical warrants in FPMI.   At September 30, 2012, the Company held 373,917 warrants exercisable at $1.00 that expire on February 15, 2019.  The Company deems the value of the FPMI Warrants to be fully impaired at September 30, 2012.

Genomics USA, Inc. (dba GMS Biotech).  In May 2006, the Company purchased 144,024 shares of GUSA common stock for $200,000.  As of September 30, 2012, the Company owned approximately 2% of the issued and outstanding capital stock of GUSA. The Company uses the cost method to account for this investment since the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy.  No impairment was recognized for the periods ended September 30, 2012 and September 30, 2011.

The Company currently has a note receivable from GUSA in the principal amount of $200,000, convertible into ten percent of the issued and outstanding stock of GUSA (the "GUSA Note"), which GUSA Note, together with accrued interest of approximately $87,689, is currently due and payable.  On September 24, 2012, the Company sent a final notice to GUSA, demanding immediate payment in full of all amounts due under the terms of the GUSA Note.  GUSA has made certain claims to avoid repayment of the GUSA Note.  The Company believes that all amounts due under the GUSA Note are valid claims of the Company and is currently evaluating a strategy to collect all principal and interest amounts due under the GUSA Note in cash or in exchange for cash and GUSA assets.  If the Company is unable to secure repayment of the GUSA Note and accrued interest on terms acceptable to the Board of Directors, the Company intends to bring suit against GUSA and its officers to secure full payment.

NuRx Pharmaceuticals, Inc. ("NuRx").  In July 2011, the Company settled all disputes relating to the Company's interest in QN Diagnostics, LLC, a joint venture between the Company and NuRx.  Under the terms of the settlement, the Company received 12.0 million shares of common stock in NuRx.  As a result of the issuance, the Company holds an approximate 25% equity interest in NuRx. The Company continues to deem the value of the NuRx shares to be fully impaired at September 30, 2012.

5.  Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2012	December 31, 2011
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Less: accumulated amortization	(57,171)	(51,611)
Intangibles, net	$33,833	$39,393

The Company’s intangible assets are carried at the legal cost to obtain them.  Intangible assets are amortized using the straight-line method over the estimated useful life.  Useful lives are eight to fifteen years for licensed patents and patent rights, and seventeen years for patents.  Amortization expense totaled $1,853 and $5,559 for the three and nine months ended September 30, 2012 and $1,428 and $5,559 for the three and nine months ended September 30, 2011, respectively.  Impairment will be considered in accordance with the Company’s impairment policy, which requires at least an annual analysis.  No impairment was recognized as of September 30, 2012.

6.  Settlements of Accounts Payable

During the nine months ended September 30, 2012, the Company settled an aggregate total of $32,515 of accounts payable and accrued expenses in consideration for the payment of $15,000 cash.  The Company has recorded gains on settlement of accounts payable of $17,515 during the nine months ended September 30, 2012.

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

During the three months ended September 30, 2012, the Company issued additional Notes to two investors in the principal amount of $25,000 (the “$25K Note”) and $10,000 (the “$10K Note”).    The Notes are identical to certain Convertible Promissory Notes that were issued during the six-month period ended June 30, 2012, accrue interest at the rate of 6% annually, and are due and payable on or before November 15, 2012, on demand.   Pursuant to the terms of the $25K Note, the Company issued 125,000 shares of its common stock, representing 25,000 shares for each $5,000 in principal amount received in connection with the issuance of the $25K Note.  In connection with the $10K Note, the Company assigned to the Note holder 8,496 FPMI Warrants held by the Company.

In May 2012, in consideration for the extension of the Notes due and payable on March 31, 2012 to June 30, 2012, the Company agreed to assign a total of 113,127 FPMI Warrants to the holders of the Notes.  In August 2012, in consideration for the extension of the Maturity Date of the Notes maturing on June 30, 2012 to November 15, 2012, the Company agreed to assign a total of 155,877 FPMI Warrants to the holders of the Notes.  As a result, and together with the assignment of 8,496 FPMI Warrants in connection with the issuance of the $10K Note, a total of 269,004 FPMI Warrants have been assigned to holders of Notes.

In connection with the issuance of all Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $103,761and $28,998, respectively.  The Company will amortize these expenses over the life of the Notes.  As of December 31, 2011, the Company recorded interest expense related to the debt discount of $21,905 and $3,777 related to the beneficial conversion feature.  During the three and nine months ended September 30, 2012, the Company recorded interest expense of $2,316 and $101,801 related to the debt discount and beneficial conversion feature.

8.  Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	September 30, 2012	December 31, 2011
Prepaid insurance	$29,500	$16,707
Other	654	416
Prepaid expenses	$30,154	$17,123

Property and equipment:
Computers and office furniture, fixtures and equipment	$87,370	$87,370
Machinery and equipment	104,490	99,015
Less: accumulated depreciation	(165,075)	(150,951)
Property and equipment, net	$26,785	$35,434

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Companys property and equipment at September 30, 2012 and 2011 consisted of machinery and equipment with estimated useful lives of one to three years.

Depreciation expense for the three and nine months ended September 30, 2012 was $4,097 and $14,124, respectively. Depreciation expense for the three and nine months ended September 30, 2011 was $4,864 and $22,494, respectively.

Expenditures for repairs and maintenance are expensed as incurred.

9.  Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $177,000 (“Series B Preferred”). The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of September 30, 2012.

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

In October 2010, the Company entered into certain agreements with certain investors, pursuant to which the Company exchanged substantially all of its equity interest in FluoraPharma and shares of Series B Preferred and in consideration for cash aggregating $789,704, and the termination of certain shares of Series A-1 Preferred with a stated value of approximately $4.45 million (the “Exchange”), including accrued and unpaid dividends of $63,186.  Contemporaneously with the consummation of the Exchange, on November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred with the Nevada Secretary of State, as no shares or such preferred stock were issued and outstanding following the Exchange.

Series B Convertible Preferred Stock.  The Company has authorized 20,500,000 shares of Series B Preferred, $0.01 par value.  The Series B Preferred ranks prior to the common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series B Preferred (“Junior Stock”).  Holders of the Series B Preferred are entitled to receive cash dividends, when, as and if declared by the Board of Directors, and they shall be entitled to receive an amount equal to the cash dividend declared on one share of Common Stock multiplied by the number of shares of Common Stock equal to the outstanding shares of Series B Preferred, on an as converted basis.  The holders of Series B Preferred have voting rights to vote as a class on matters (i) amending, altering or repealing the provisions of the Series B Preferred so as to adversely affect any right, preference, privilege or voting power of the Series B Preferred; or (ii) to effect any distribution with respect to Junior Stock.  At any time, the holders of Series B Preferred may, subject to limitations, elect to convert all or any portion of their Series B Preferred into fully paid non-assessable shares of Common Stock at a 1:1 conversion rate.  For the period ending September 30, 2012, there were 20,416,228 shares of Series B Preferred convertible into 20,416,228 shares of common stock.

10.  Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value.  In December 2009, the shareholders of the Company approved an increase in the number of authorized common stock from 75,000,000 to 150,000,000 shares.  The increase took effect in January 2010.

Other than the issuances to certain Note investors of an aggregate of 1,732,015 shares of the Company’s common stock, as described in Note 7 above, 1,700,000 shares of the Company’s common stock issued related to a professional services agreement, as described in Note 11 below, and 450,000 shares of common stock, valued at $27,000, to certain executives of the Company, in the nine months ended September 30, 2012, no common stock, or options to purchase common stock, were issued or granted.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During the three and nine months ended September 30, 2012, the Company had no compensation expense related to employee stock options.  For the three and nine months ended September 30, 2011, compensation expense for employee stock options was $7,950 and $23,042, respectively.

11.  Commitments and Contingencies

Lease Commitments. At September 30, 2012, the Company had reduced its operations and does not maintain a corporate headquarters.  During 2011, Company was leasing a facility in Portland, Oregon for its office and research and development lab space under an operating lease that expired September 30, 2011.

Rent expense is recognized on a straight-line basis over the initial lease term.  Rent expense related to operating leases during 2011 was $28,980 and $33,603 for the three and nine months ended September 30, 2011, respectively.  Leasehold improvements have been included in fixed assets and are fully amortized.

Professional Services Agreement.  On May 16, 2011, the Company entered into a consulting agreement with its financial advisor, pursuant to which it will provide certain business, corporate development, litigation support, financial and strategic consulting services to the Company for and in consideration of the payment of $12,000 per month.  Under the terms of the consulting agreement, however, amounts due thereunder were not paid, and instead were accrued, until the earlier to occur of such time as the Company's cash balance exceeded $1.5 million, or twenty-four months from the date of execution.  For each month in which payment of the cash component was deferred, the Company's financial advisor was to be issued a warrant exercisable for 200,000 shares of the Company's common stock at an exercise price of the higher of $0.20 per share or 105% of the closing price on the date of issuance.  The term of the consulting agreement is 18 months, and the term of the warrants was five years.

On August 1, 2012, the consulting agreement was amended to extend the deferral period for accrued cash compensation from May 16, 2013 to December 31, 2013, and the provision related to monthly warrant issuances was replaced with a provision requiring the Company to issue 100,000 shares of restricted stock monthly in lieu of the issuance of 200,000 warrants. In addition, all warrants previously issued under the consulting agreement were exchanged for shares of common stock at a ratio of one share of restricted common stock for every two warrants issued under the terms of the consulting agreement, resulting in the cancellation of warrants to issue 3.0 million shares of common stock and the issuance of a total of 1.5 million shares of restricted common stock.

12.  Subsequent Events

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events and have determined that there are no subsequent events that require disclosure.

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

The Company’s efforts to commercialize its products are currently contingent on additional financing to execute its business and operating plan, which is currently focused on the commercialization of the Company’s PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities. This plan was necessary in order for the Company to continue as a going concern. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

For the period ending September 30, 2012, the Company had minority investments in Genomics USA, Inc. ("GUSA"). The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders. The Company currently does not realize any material value in its investment in GUSA.

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

The Company’s current focus is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets, including GUSA. As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 to the Three and Nine Months Ended September 30, 2011

Total revenues for the three months ended September 30, 2012 and 2011 were $6,045 and $4,014, respectively.  Total revenues for the nine months ended September 30, 2012 and 2011 were $12,864 and $14,802, respectively.  The fluctuations in revenues in the 2012 period compared to the comparable period in 2011 are due to fluctuations in royalty revenues.

Sales, general and administrative expenses for the three months ended September 30, 2012 and 2011 was $12,129 and $16,419 respectively, and for the nine months ended September 30, 2012 and 2011 was $82,271 and $72,051, respectively.

Professional fees for the three months ended September 30, 2012 and 2011 were $131,167 and $121,192, respectively, and for the nine months ended September 30, 2012 and 2011 were $371,035 and $399,215.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees in the 2012 periods is directly related to decreased costs of consulting and professional services provided to the Company.  Included in the three and nine month period in 2012 are non-cash expenses of $159,406 and $260,526, respectively, related to stock and warrants issued as payment for professional services.

Research and development costs for the three months ended September 30, 2012 and 2011 were $14,126 and $15,371, respectively, and for the nine months ended September 30, 2012 and 2011 were $21,266 and $55,179, respectively.  The decrease in research and development fees in the 2012 periods is directly attributable to the reduced research and development efforts due to suspension of operations at December 31, 2010.

Interest expense for the three months ended September 30, 2012 and 2011, was $8,275 and $3,567, respectively, and for the nine months ended September 30, 2012 and 2011, was $17,281 and $5,127, respectively.  The increase in interest expense in the 2012 periods is related to interest expense on notes payable outstanding during 2012.

During the three and nine months ended September 30, 2012, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $1,114 and $100,599, respectively.

During the nine months ended September 30, 2012, the Company had gains on settlement of accounts payable of $17,515.

The Company’s net loss for the three months ended September 30, 2012 was $162,817 compared to net loss for the three months ended September 30, 2011 of $139,287.  Net loss for the nine months ended September 30, 2012 was $570,076 and net loss for the nine months ended September 30, 2011 was $497,133.  The decrease in net losses in the three and nine month periods ended September 30, 2012 compared to the comparable period in 2011 is due to lower losses on dispositions in the 2012 period partially offset by higher professional fees.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash and cash equivalents of $19,235, as compared to cash and cash equivalents of $7,565 as of December 31, 2011.  During the nine months ended September 30, 2012, the Company’s cash flows from financing activities totaled $175,000.  The overall net increase in cash of $11,670 for the nine months ended September 30, 2012, is attributable to net cash used for operating activities offset by cash received from financing activities.  Also included in net cash used during the nine months ended September 30, 2012, is cash used to purchase capital assets of $5,475.

The Company has not generated sufficient revenues from operations or its investment in intellectual property to meet its operating expenses.  The Company has therefore historically financed its operations primarily through issuances of equity and debt securities, and, during the second and third quarters of 2010, through the sale of certain equity interests in FluoroPharma.  Since December 31, 2010, the Company has issued debt securities totaling approximately $382,000 proceeds from which have provided for the Company’s working capital requirements.  In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

While equity and debt financing has historically provided for the Company’s working capital needs, including capital necessary to fund the development and commercialization of the Company’s lateral flow based products, no assurances can be given that such financing will continue to be available to the Company in the future.  The Company has also actively reduced operating expenses, has recently consolidated its operations in Portland, Oregon, and intends to continue to aggressively control costs and seek additional financing in order to continue as a going concern.  In the event the Company is unable to secure additional financing, or is otherwise unsuccessful in restructuring certain of its liabilities, including debt securities currently payable on demand totaling approximately $382,000, the Company will be unable to continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2012.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  Unregistered Sales of Equity Securities, and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

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

Date: November 14 , 2012	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer