Form 10-K/A
period 2011-12-31
QUANTRX BIOMEDICAL CORP
filed 2012-11-16
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

10190 SW 90th Avenue, Tualatin, Oregon 97123
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of QuantRx Biomedical Corporation (the "Company") for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on April 17, 2012 (the "2011 Form 10-K").  This Amendment is being filed to amend, and correct presentations in, (i) Part I, Item 1A, Risk Factors, to add an additional risk factor; (ii) Part II, Item 8, Financial Statements and Supplementary Data, to add a legend to the report of the Company's predecessor auditor, dated April 12, 2011; (iii) Part II, Item 9A(T), Controls and Procedures; and (iv) Part III, Item 15, Exhibits and Financial Statement Schedules.  This Amendment does not amend, restate or otherwise change the Company's results of operations or financial condition as reported in the 2011 Form 10-K.

No other changes have been made in this Amendment to the 2011 Form 10-K.  This Amendment speaks as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the 2011 Form 10-K.  In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal accounting officer are filed as exhibits to this Amendment.

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

Our former independent public accountant, BehlerMick PS, has ceased operations, therefore limiting potential remedies.

    BehlerMick, PS (“BehlerMick”) was our independent auditor for the years ended December 31, 2009 and 2010. On October 31, 2011, BehlerMick ceased operations, including practicing before the Securities and Exchange Commission.  As a result, substantially all of its personnel left the firm, including the individuals responsible for auditing our  financial statements for the year ended December 31, 2010 that are included in this Annual Report on Form 10-K. As a result of the cessation of BehlerMick’s operations, the Company appointed MartinelliMick PLLC as our independent registered public accounting firm.

BehlerMick has not reissued its audit report included in this Annual Report on Form 10-K. Furthermore, BehlerMick has not consented to the inclusion or incorporation by reference of its audit report in any other filings we may make with the Securities and Exchange Commission. As a result, you may not have an effective remedy against BehlerMick in connection with a material misstatement or omission with respect to our audited financial statements that are included in this Annual Report on Form 10-K, or any other filing we may make with the Securities and Exchange Commission, including any claim under Sections 11 and 12 of the Securities Act of 1933, as amended. Even if you were able to assert such a claim, due to the cessation of operations, BehlerMick may fail or otherwise have insufficient assets to satisfy claims made by investors or by us that might arise under federal securities laws or otherwise relate to any alleged material misstatement or omission with respect to our audited financial statements. In addition, in connection with any future capital markets transaction in which we are required to include financial statements that were audited by BehlerMick, as a result of the foregoing, investors may elect not to participate in any such offering or, in the alternate, may require us to obtain a new audit with respect to previously audited financial statements. Consequently, our financing costs may increase or we may miss attractive capital market opportunities.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited balance sheets for the years ended December 31, 2011 and 2010 and audited statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer/Principal Accounting Officer is responsible for establishing and maintaining adequate internal control overfinancial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting include those policies and procedures that:

(i)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)    provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the U.S. as of December 31, 2011. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2010 Annual Report on Form 10-K.

In an effort to remediate the identified material weaknesses in our entity level control environment, we have initiated and/or undertaken the following actions:

Management has retained, and will continue to retain, additional personnel with technical knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.  Where necessary, we will supplement personnel with qualified external advisors.

While the Company has retained competent accounting and finance professionals necessary to ensure timely and accurate reporting with the SEC, the weaknesses in our entity level control environment arguably persist, and will continue to persist pending financing necessary to allow the Company to recruit additional accounting and/or finance professionals to address the material weakness in our entity level control environment.

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

PART III

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

10.9	Employment Agreement, dated July 30, 2009, by and between QuantRx and Walter Witoshkin (incorporated by reference to Exhibit 10.6 filed with Form 8-K on August 5, 2009)
10.10	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009)
14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

* Certain exhibits and schedules are omitted but will be furnished to the Commission supplementally upon request.
** The certification attached as Exhibit 32 accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 shall not be deemed "filed" by QuantRx Biomedical Corporation for purposes of Section 18 of the Exchange Act.
*** Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: November 16, 2012	By:	/s/ Shalom Hirschman
Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: November 16, 2012	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: November 16, 2012	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director

Date: November 16, 2012	By:	/s/ Michael Abrams
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

/S/BehlerMick PS
Spokane, Washington
April 12, 2011

THE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K ISSUED BY BEHLERMICK PS (“BEHLERMICK”) IS A COPY OF THE REPORT ISSUED ON APRIL 12, 2011.  BEHLERMICK CEASED OPERATIONS IN OCTOBER 2011 AND HAS THEREFORE NOT REISSUED THE REPORT.

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