Form 10-K
period 2012-12-31
QUANTRX BIOMEDICAL CORP
filed 2013-04-15
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2012

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
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [   ]
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer [ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012):  $2,020,911.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as April 10, 2013: 52,603,644 shares.

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

ITEM 1.  Business

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 10190 SW 90th Avenue, Tualatin, Oregon 97123. When used in this Quarterly Report on Form 10-K, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Corporation, a Nevada corporation.

Recent Developments

Issuance of Additional Promissory Notes.  Between August 2012 and April 2013, the Company issued promissory notes to two investors in the principal amounts of $10,000 (the “$10K Note”), $25,000 (the “$25K Note”), $15,000 (the “$15K Note”), $20,000 (the “$20K Note”) and $16,000 (the "$16K Note") (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued: (i) 200,000 shares of its common stock, par value $0.001 per share, to the purchaser of the $25K Note and the $15K Note, (ii) 8,496 $0.50 FPMI Warrants, defined below, to the purchaser of the $10K Note, and (iii) 36,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“$1.00 FPMI Warrants”), to the purchaser of the $20K Note and the $16K Note. The $1.00 FPMI Warrants expire on February 15, 2019.

The Notes accrue interest at the rate of 6% annually. The $10K Note and the $25K Note are currently due and payable on demand, while the $15K Note, the $20K Note and the $16K Note are due and payable on June 30, 2013 (the “Maturity Date”). The Notes are convertible at the option of each respective holder into shares of common stock at a conversion price equal to $0.10 per share. In addition, the holders may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the $10K Note and $25K Note demand repayment, or the Maturity Date of the $15K Note, the $20K Note or the $16K Note.

The Company presently intends to issue additional Notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional Notes.

Modification of June 2012 Notes.  The Company entered into agreements with the holders of the promissory notes that became due and payable on June 30, 2012 (the “June 2012 Notes”) to extend the maturity date to November 15, 2012. As consideration for the extension of the maturity date, the Company assigned to the holders warrants to purchase a total of 269,004 shares of common stock of FPMI held by the Company for $0.50 per share (the “$0.50 FPMI Warrants”). The $0.50 FPMI Warrants expire on April 19, 2014.  The June 2012 Notes are currently due and payable, on demand.

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

Our Business

Management’s objective is to develop the Company’s innovative PAD based products though genomic testing, although commercialization efforts are conditioned on securing adequate financing.  Assuming the availability of adequate working capital, the Company’s objective is to target significant market opportunities for its products through the following platforms:

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

Diagnostic Products

Diagnostic products constitute the core of the Company’s historical product development focus. The Company’s healthcare technologies are currently in different stages of development ranging from commercialization to proof of concept. The Company ultimately plans to bring its products to commercialization; however, commercialization of these technologies is currently contingent on the development of a financing and operating plan that permits the Company to successfully capitalize on its development efforts to date.  Such plan may include seeking a strategic or other partner to economically commercialize or finance the Company’s technologies. The Company’s objective in the interim is to maintain strict cost control measures, as well as maintain control of its technologies, in order to continue as a going concern.  The discussion below assumes the Company continues with the development and commercialization of its technologies, although no assurances can be given.

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

In introducing its PAD product lines and other products, the Company sought to align itself with experienced marketing partners that have established distribution channels. The Company teamed with a manufacturing partner in Asia, as well as niche United States manufacturers, in order to bring products to market in an efficient manner while controlling product quality.  While these relationships are currently in effect, each has been suspended pending the development of a financing and operating plan to commercialize the Company’s products and technology.

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

The Company holds several patents for the method and apparatus for collecting vaginal fluid and exfoliated vaginal cells for diagnostic purposes; collection of a sample for general diagnostic screening, and the collection of an anal sample for prostate and other diagnostic purposes.  Several clinical studies have been conducted with and on the PADKit, which have provided data needed to show the degree to which the sample collected can be used to replace other accepted samples, ability to provide a genomic testing sample as well as its safety and ease of use.

Unique® Miniforms

Miniform is a safe, convenient, and flushable technology for the underserved OTC hemorrhoid, feminine hygiene and urinary incontinence markets.  The disposable miniform pads contain no adhesives and require no insertion, and are small enough to fit in the palm of a hand.

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

Any product candidates that we successfully develop, which are cleared for sale by the FDA or similar international regulatory authorities in other countries, may compete with competitive products currently being used or that may become available in the future. Most of our competitors have substantially greater capital resources than we have, and greater capabilities and resources for research, conducting preclinical studies and clinical trials, regulatory affairs, manufacturing, marketing and sales. As a result, we may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product. In addition, given our current lack of working capital, our competitors will have the opportunity to capture market opportunities missed by the Company as it attempts to secure additional financing necessary to commercialize our products.

Raw Materials and Manufacturing

The Company currently does not have manufacturing capacity for any of its products and therefore has historically contracted for the manufacturing of its products to third-party manufacturers in and outside the United States. All manufactured products are produced under FDA mandated Good Manufacturing Practices (GMP) standard operating procedures developed and controlled by the Company’s quality system, which specifies approved raw materials, vendors, and manufacturing methodology.  During the quarter ended June 30, 2012, the Company’s operations were inspected by the FDA and found to be in full compliance.

Intellectual Property Rights and Patents

As of December 31, 2012, the Company had twelve (12) patents issued, three (3) patents pending, and two (2) licensed patents.  Our issued patents expire between 2014 and 2021; however, the Company may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development.  The Company also holds both United States and foreign trademarks, including QuantRx, PADkit, inSync, and Unique, and has applied for the rights to several others.

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

Licensing, Distribution and Development Agreements

The Church & Dwight agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, the Company entered into a ten-year Technology License Agreement with Church & Dwight Co., Inc.  Under the terms of the Agreement, Church & Dwight acquired exclusive world-wide rights to use certain Company technology related to the jointly developed test and began distributing the product in early 2009, resulting in the Company receiving royalties on net sales of the product in 2012 and 2011 of $14,529 and $18,196, respectively.

The Company licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings from The Procter & Gamble Company. The five-year license agreement was entered into July 2006 and has a five-year automatic renewal option.  This agreement remains in effect, and the Company has paid quarterly royalty payments to Procter & Gamble, as stipulated in the license agreement. Although the Company renewed the agreement in 2011, payments have been suspended, due to the Company’s current financial condition.  The Company has subsequently filed for its own intellectual property rights to address the technology used in its treated miniforms.

Regulatory Requirements

Some of our products and manufacturing activities are, or will be subject to regulation by the FDA, and by other federal, state, local and foreign regulatory authorities. Pursuant to the Food, Drug and Cosmetic Act of 1938, commonly known as the FD&C Act, and the regulations promulgated under it, the FDA regulates the research, development, clinical testing, manufacture, packaging, labeling, storage, distribution, promotion, advertising and sampling of medical devices and medical imaging products. Before a new device or pharmaceutical product can be introduced to the market, the manufacturer must generally obtain marketing clearance through a section 510(k) notification, through a Premarket Approval (“PMA”), or New Drug Approval (“NDA”).

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

The Company’s operations are currently in compliance with current FDA requirements.  In the quarter ended June 30, 2012, the FDA audited the Company, and its operations were found to be fully compliant.

Additionally, the Centers for Medicare & Medicaid Services (“CMS”) regulates all laboratory testing (except research) performed on humans in the U.S. through the Clinical Laboratory Improvement Amendments (“CLIA”). In total, CLIA covers approximately 225,000 laboratory entities. The Division of Laboratory Services, within the Survey and Certification Group, under the Office of Clinical Standards and Quality (“OCSQ”) has the responsibility for implementing the CLIA Program.

The objective of the CLIA program is to ensure quality laboratory testing. Although all clinical laboratories must be properly certified to receive Medicare or Medicaid payments, CLIA has no direct Medicare or Medicaid program responsibilities.

In the event the Company’s current operating plan includes such a facility, it will fall under CLIA regulatory requirements.

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

Research and Development Activities

The Company spent $24,894 and $47,868 on research and development activities during the years ended December 31, 2012 and 2011, respectively.  The decrease in research and development fees in the 2012 periods is directly attributable to the elimination of staff and research and development efforts following the suspension of operations at December 31, 2010.

Employees

As of December 31, 2012, we had no employees; however, the Company has four part-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect the Company’s intellectual property and other assets. Our employees have never been represented by a labor organization or covered by a collective bargaining agreement.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risks, along with other information contained in this Form 10-K.  The risks and uncertainties described below are not the only ones that may affect us.  Additional risks and uncertainties may also adversely affect our business and operations, including those discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation. If any of the following risks actually occur, our business, result of operations, and financial condition could be adversely affected.

The Company currently is not generating significant revenue. There can be no assurances that it will generate significant revenue in the future, achieve profitable operations or continue as a going concern.

The Company currently is not generating significant revenue from operations.  The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes.  In the past, the Company also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments.

The Company’s history of operating losses, limited cash resources and the absence of an operating plan necessary to capitalize on the Company’s assets raise substantial doubt about our ability to continue as a going concern, absent a strengthening of our cash position.  Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic, merger or other transaction to obtain additional funding to continue the development of, and to successfully commercialize, its products.  There can be no assurance that the Company will be successful in its efforts.  Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, result of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

There can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve adequate revenue or profitable operations sufficient to continue as a going concern.

We have promissory notes in the aggregate principal amount of approximately $ 396,000 that are due and payable on demand.  In the event that demand for repayment is made, and we are not able to raise sufficient capital to pay such notes or otherwise restructure the same, we will be in default and will not be able to continue as a going concern.

During the years ended December 31, 2012 and 2011, we issued promissory notes with a principal amount aggregating approximately $396,000, bearing interest at 6.0% per annum.  Such notes became due and payable on demand throughout 2012.  In the event the holders demand repayment and we are unable to pay such notes or restructure the notes, the notes will be in default, and the Company may not be able to continue as a going concern.  In the event of a default, among other remedies, the interest rate paid in connection with the notes increases to 12% per annum.

Commercialization of our products is contingent on the development of a financing and operating plan, and we might not successfully develop a plan to develop our technology or products, or otherwise commercialize the same.

Commercialization of our innovative PAD-based products are conditioned on securing adequate financing, or entering into an alternative relationship necessary to allow the Company to commercialize its products and technology.  Although no assurances can be given, in the event the Company is unable to successfully raise additional capital, develop a plan or otherwise enter into an alternative relationship to allow the Company to capitalize on its products and technology, we may not be able to attract or retain the management or personnel necessary to execute such plan and commercialize our technology or products.  In the event we are unable to successfully develop a plan, attract or retain necessary and qualified personnel, or otherwise enter into an alternative relationship necessary to allow the Company to commercialize its products and technology, we may be unable to continue as a going concern.

Our ability to operate as a going concern is dependent upon raising adequate financing.

Although we are pursuing various funding and related options to commercialize our innovative PAD-based products, management has been unsuccessful to date in securing financing other than bridge financing.  There can be no assurance that we will be successful in our efforts to obtain adequate financing. Should we be unable to raise adequate financing or generate revenue in the future, the Company’s business prospects would be materially and adversely harmed. As a result, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern.

We have a history of incurring net losses and we may never become profitable.

As of the year ended December 31, 2012, the Company had an accumulated deficit of $49,321,532.  Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Since the Company presently has limited sources of revenues, we will incur substantial and increasing losses in 2013. We cannot assure you that we will ever become profitable.

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

The Company faces intense competition.

Upon recommencement of operations, the Company will be engaged in a segment of the biomedical industry that is highly competitive. If successfully brought into the marketplace, any of the Company’s products will likely compete with several existing products. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those by the Company. Competitive products may render the Company’s products obsolete or noncompetitive prior to the Company’s recovery of development and commercialization expenses.

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

Upon recommencement of operations, we will be primarily dependent on third parties for the sales, marketing and distribution of our products. We may enter into various agreements providing for the commercialization of our product candidates. We intend to sell our product candidates primarily through third parties and establish relationships with other companies to commercialize them in other countries around the world. We currently have no internal sales and marketing capabilities, and only a limited infrastructure to support such activities. Therefore, our future profitability will depend in part on our ability to enter into effective marketing agreements. To the extent that we enter into sales, marketing and distribution arrangements with other companies to sell our products in the United States or abroad, our product revenues will depend on their efforts, which may not be successful.

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

The success of our business will depend, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense among numerous pharmaceutical and biotechnology companies, universities and other research institutions.  As a result of the suspension of the development of our PAD based products, we have substantially reduced our headcount and currently rely on consultants to manage the business and operations of the Company.  There can be no assurance that the Company will be able to attract and retain skilled personnel at such time as it recommences operations, and the failure to do so would have a material adverse effect on the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At December 31, 2012, the Company had reduced its operations and does not maintain a corporate headquarters.  During 2011, the Company was leasing a facility in Portland Oregon with a lease agreement that expired on September 30, 2011. The Company has no further obligation under this lease agreement, and currently is planning to transfer operations to a new facility pending obtaining financing to recommence operations.

ITEM 3.  LEGAL PROCEEDINGS

On April 8, 2013, the Company filed a Summary Judgement in Lieu of Complaint (the "Complaint") against Genomics USA, Inc. ("GUSA") to recover all amounts due the Company under the terms of a promissory note in the principal amount of $200,000 (the "GUSA Note").  The Complaint was filed in the Supreme Court of the State of New York, and seeks repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.

As of the date hereof, there are no additional material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

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

	High	Low
Year ended December 31, 2012
Fourth Quarter	$0.04	$0.03
Third Quarter	$0.06	$0.04
Second Quarter	$0.09	$0.05
First Quarter	$0.11	$0.06

Year ended December 31, 2011
Fourth Quarter	$0.15	$0.02
Third Quarter	$0.13	$0.03
Second Quarter	$0.05	$0.02
First Quarter	$0.09	$0.02

Stockholders

As of December 31, 2012, there were approximately 260 holders of record of our common stock, one of which was Cede & Co., a nominee for the Depository Trust Company or DTC.  Shares of common stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We issued shares of our common as well as unsecured promissory notes in unregistered transactions during fiscal year 2012. All of the notes and shares of common stock issued were issued in non-registered transactions in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Commission during the fiscal year ended December 31, 2012.

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

For the year ended December 31, 2012, the Company had minority investments in Genomics USA, Inc. ("GUSA").  The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders.  The Company currently does not realize any material value in its investment in GUSA.

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

Recent Developments

Issuance of Additional Promissory Notes.  Between August 2012 and April 2013, the Company issued promissory notes to two investors in the principal amounts of $10,000 (the “$10K Note”), $25,000 (the “$25K Note”), $15,000 (the “$15K Note”), $20,000 (the “$20K Note”) and $16,000 (the "$16K Note") (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued: (i) 200,000 shares of its common stock, par value $0.001 per share, to the purchaser of the $25K Note and the $15K Note, (ii) 8,496 $0.50 FPMI Warrants, defined below, to the purchaser of the $10K Note, and (iii) 36,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“$1.00 FPMI Warrants”), to the purchaser of the $20K Note and the $16K Note. The $1.00 FPMI Warrants expire on February 15, 2019.

The Notes accrue interest at the rate of 6% annually. The $10K Note and the $25K Note are currently due and payable on demand, while the $15K Note, the $20K Note and the $16K Note are due and payable on June 30, 2013 (the “Maturity Date”). The Notes are convertible at the option of each respective holder into shares of common stock at a conversion price equal to $0.10 per share. In addition, the holders may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the $10K Note and $25K Note demand repayment, or the Maturity Date of the $15K Note, the $20K Note or the $16K Note.

The Company presently intends to issue additional Notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional Notes.

Modification of June 2012 Notes.  The Company entered into agreements with the holders of June 2012 Notes to extend the maturity date to November 15, 2012. As consideration for the extension of the maturity date, the Company assigned a total of 269,004 FPMI Warrants, which FPMI Warrants have an exercise price of $0.50 per share and expire on April 19, 2019. The June 2012 Notes are currently due and payable, on demand.

Our Results of Operations

 We recognized total revenues of $15,236 and $19,085 for the years ended December 31, 2012 and 2011, respectively, due to lower revenues from PAD sales and lower royalty revenues in the 2012 period.  Included in total revenues are $14,529 and $18,196, attributable to royalty payments from Church & Dwight Co., Inc. (“Church & Dwight”) for 2012 and 2011, respectively.  The Church & Dwight royalty payments began in the second quarter of 2009, for the license of certain Company technology to Church & Dwight.  The Company expects only nominal revenues pending the successful launch of its PAD-based products and no assurances can be given that the Company’s revenues will return to prior levels.

Total costs and operating expenses for the years ended December 31, 2012 and 2011 were $509,524 and $815,850, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Sales, general and administrative	$129,174	$123,559
Professional fees	$344,772	$610,129
Research and development	$24,894	$47,868
Other expense, net	$10,684	$34,294

Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s SEC reporting requirements. The increase in sales, general and administrative expenses in the year ended December 31, 2012 compared to the year ended December 31, 2011 represent increased costs for patent related expenses.  Included in sales, general and administrative expenses for the year ended December 31, 2012 are non-cash expenses of $45,000 related to stock issued as payment for board and other administrative services.

Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease in professional fees in the 2012 period is directly related to decreased costs of consulting and professional services provided to the Company. Included in the professional fees expenses for the year ended December 31, 2012 are non-cash expenses of $152,494 related to stock and warrants issued as payment for professional services.

Research and development expense during 2012 primarily reflects technical consulting and expenses incurred to support the PAD-development and related products.  The decrease in research and development expenses in the year ended December 31, 2012 are directly related to the suspension of operations on December 31, 2010.

Other income and expense for the years ended December 31, 2012 and 2011 was a loss of $223,679 and $242,447, respectively.  Highlights of the major components of other income and expense our results of operations are detailed and discussed below:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Gain on settlement of accounts payable	$17,515	$259,123
Amortization of debt discount to interest expense	$(102,655)	$(26,175)
Interest expense	$(25,247)	$(6,501)
Loss on dispositions	$(33,603)	$-
Loss on impairment	$(95,689)	$-
Interest, dividend and rental income	$16,000	$16,000
Gain on securities	$115,752	$-
Other financing costs	$(115,752)	$-

During the years ended December 31, 2012 and 2011, the Company recorded gains on the settlement of accounts payable and accrued expense related to settlement agreements reached with its vendors and compensation settlements reached with executive management.  During 2012, the Company settled an aggregate total of $32,515 of accounts payable for $15,000 in cash.  During 2012, the Company disposed of $33,603 assets related to its former joint venture.  During 2011, the Company settled $334,257 of accounts payable for $32,133 in cash and 900,000 in shares of its common stock.

                During the years ended December 31, 2012 and 2011, interest expense increased to $25,247 from $6,501 primarily due to outstanding notes payable in the 2012 period.

During the years ended December 31, 2011, the Company recorded net losses of $229,297 from discontinuing operations of QN Diagnostics, LLC, a joint venture between the Company and NuRx Pharmaceuticals, Inc. (“QND”).

Net loss for 2012 was $717,967 compared to net loss of $ $783,616 reported for 2011.  The decrease in net losses during the year ended December 31, 2012 as compared to the same period for 2011 is due to lower losses on dispositions in the 2012 period partially offset by higher professional fees, as well as all the factors previously discussed.

Liquidity and Capital Resources

At December 31, 2012, the Company had cash and cash equivalents of $9,989 as compared to $7,565 at December 31, 2011.

During the year ended December 31, 2012, we used $182,101 of cash for operating activities, as compared to $427,379 during the year ended December 31, 2011. The overall net increase in cash of $2,424 for the year ended December 31, 2012, is attributable to net cash used for operating activities offset by cash received from financing activities.  Also included in net cash used during the year ended December 31, 2012, is cash used to purchase capital assets of $5,475.

     Cash provided by financing activities during the year ended December 31, 2012 was $190,000 as compared to $205,000 during the year ended December 31, 2011. During 2012, cash provided for financing activities was through the issuance of Notes.

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

The Company believes that the ability of the Company to recommence operations, and therefore continue as a going concern is dependent upon its ability to do any or all of the following:

●	obtain adequate sources of funding to pay operating expenses and fund long-term business operations;

●	enter into a licensing or other relationship that allows the Company to commercialize its products;

●	manage or control working capital requirements by reducing operating expenses; and

●	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2012 and 2011, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited balance sheets for the years ended December 31, 2012 and 2011 and audited statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2012. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer/Principal Accounting Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting include those policies and procedures that:

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

Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the U.S. as of December 31, 2012. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2010 Annual Report on Form 10-K.

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

ITEM 9B.  OTHER INFORMATION

     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The following table sets forth the Company’s executive officers and directors:

Directors and Executive Officers	Age	Position

Dr. Shalom Hirschman (1)	76	Chief Executive Officer, Principal Accounting Officer and Chairman
William H. Fleming, Ph.D. (1)	66	Director, CSO and President
Michael Abrams (1)	43	Director

(1)
Drs. Fleming and Hirschman and Mr. Abrams have been elected to hold office until the 2013 annual meeting of stockholders, or until their successor is duly elected or appointed, unless their office is earlier vacated.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during 2012, no delinquent Section 16 reports were filed with the SEC.

Code of Ethics

The Company has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Any person may also obtain a copy of the Company’s code of ethics without charge by sending a written request addressed to: QuantRx Biomedical Corporation, 10190 SW90th Avenue, No. 4690, Tualatin, Oregon, 97123.

Audit Committee

At December 31, 2012, the Company did not have an audit committee. Considering the current suspension of active development of our PAD based products, together with the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are justified and manageable.  Management will, however, periodically reevaluate its position with a view to establishing an audit committee in the event it is deemed to be in the best interests of the Company’s stockholders.

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

The Board will consider qualified candidates suggested by stockholders for director nominations.  Stockholders can suggest qualified candidates for director nominations by writing to the Company’s Corporate Secretary, William Fleming, at 10190 SW 90th Avenue, No. 4690, Tualatin, Oregon, 97123.  Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration.  The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of December 31, 2012 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Name And Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(3) ($)	All other Compensation ($)		Total ($)

Dr. Shalom Hirschman Chief Executive Officer and Principal Accounting Officer	2012	39,000	-	-	9,000	(1)	48,000
	2011	45,000	-	-	15,000	(2)	60,000

(1)	Amount represents the fair value of 150,000 shares of common stock issued to Dr. Hirschman as compensation.
(2)	Amount represents the fair value of 500,000 shares of common stock issued to Dr. Hirschman as compensation.
(3)	During the years ended December 31, 2012 and 2011, the Company did not grant stock options to its Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Shalom Hirschman	12,500	-	-	0.38	12/31/2014

     There are no outstanding stock awards as of December 31, 2012. Exercise prices of all the above option awards were equal to or exceeded the closing stock price on the date of grant.

Director Compensation

The Company did not pay its directors separate compensation associated with their service to the Board of Directors during 2012 or 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 10, 2013, concerning the ownership of common stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current member of the Board of Directors of the Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of April 10, 2013	Percentage of Class (2)

Officers and Directors
William H. Fleming (3)	1,336,534	2.59%

Shalom Hirschman (4)	1,018,750	1.97%

Michael Abrams	–	–

Total Officers and Directors as a Group (3 persons)	2,355,284	5.53%

5% Beneficial Owners
Jason T. Adelman (5) c/o Cipher Capital Partners LL 1251 Avenue of Americas, Suite 936 New York, NY 10020	5,032,107	9.75%

Matthew Balk (6) 570 Lexington Avenue New York, NY 10021	4,798,025	9.3%

*	Less than 1%.
(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 10190 SW 90th Avenue, Tualatin, Oregon 97123.

The percentage of beneficial ownership of common stock is based on 52,528,644 shares of common stock outstanding as of April 10, 2013 and excludes all shares of common stock issuable upon the exercise of outstanding options or warrants to purchase common stock or conversion of any common stock equivalents, other than the shares of common stock issuable upon the exercise of options or warrants to purchase common stock held by the named person to the extent such options or warrants are exercisable within 60 days of April 10, 2013.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

    Mr. Michael Abrams, a director of the Company, is an employee of BHA.  BHA is a party to a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated as of May 16, 2011. The Agreement was amended dated August 1, 2012.  The Amended Agreement terminates December 31, 2013. As compensation for services rendered to the Company under the terms of the Amended Agreement, the Company is required to issue to BHA 100,000 shares of restricted stock monthly through the date of termination, as well as accrue $12,000 per month, which amount continues to accrue until the earlier to occur of such time as the Company's cash balance exceeded $1.5 million, or the date of termination of the Amended Agreement. Prior to August 1, 2012, the Company issued BHA 200,000 warrants monthly as consideration for the services rendered to the Company under the terms of the Amended Agreement.  On August 1, 2012, the Company exchanged all previously issued warrants, exercisable for 3.0 million shares of common stock, for 1.5 million shares of restricted common stock.

Director Independence

The Company has determined that none of its three directors that served on the Company’s Board of Directors at December 31, 2012 were independent on such date, as determined under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by MartinelliMick PLLC ("MartinelliMick") for the audit of our annual financial statements and the reviews of financial statements for years 2012 and 2011 were $17,501 and $31,628, respectively.  Additionally, BehlerMick PS, our former independent registered public accounting firm prior to October 2011, billed $30,063 in aggregate fees for professional services rendered during the year ended December 31, 2011.

Audit-Related Fees

During the years ended December 31, 2012 and 2011, no assurance or related services were performed MartinelliMick that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2012 and 2011, no fees were billed by MartinelliMick for tax compliance, tax advice or tax planning services. During the year ended December 31, 2011, $415 in fees were billed by BehlerMick PS for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2012 and 2011, no fees were billed by MartinelliMick or BehlerMick PS, other than the fees set forth under the captions “Audit Fees” and “Tax Fees” above.

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

10.9	Employment Agreement, dated July 30, 2009, by and between QuantRx and Walter Witoshkin (incorporated by reference to Exhibit 10.6 filed with Form 8-K on August 5, 2009)
10.10	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009)
14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**†	XBRL Instance Document
101.SCH**†	XBRL Taxonomy Extension Schema
101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase
101..DEF**†	XBRL Taxonomy Extension Definition Linkbase
101.LAB**†	XBRL Taxonomy Extension Label Linkbase
101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase

*             Certain exhibits and schedules are omitted but will be furnished to the Commission supplementally upon request.
**          Document is filed herewith.
†            Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: April 15, 2013	By:	/s/ Shalom Hirschman
Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 15, 2013	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: April 15, 2013	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director

Date: April 15, 2013	By:	/s/ Michael Abrams
Michael Abrams, Director

QUANTRX BIOMEDICAL CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of QuantRx Biomedical Corporation

We have audited the accompanying consolidated balance sheets of QuantRx Biomedical Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. QuantRx Biomedical Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

MartinelliMick PLLC
Spokane, WA

April 15, 2012

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS
	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$9,989	$7,565
Accounts receivable	2,334	4,121
Interest receivable – related party, less impairment reserve of $95,689	-	79,689
Inventories	2,564	2,910
Prepaid expenses	22,779	17,123
Note receivable	200,000	200,000
Total Current Assets	237,666	311,408

Investments	200,000	200,000
Property and equipment, net	4,380	35,434
Intangible assets, net	31,981	39,393
Total Assets	$474,027	$586,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$375,040	$222,564
Accrued expenses	16,978	16,444
Notes payable, net of discount	417,548	168,140
Total Current Liabilities	809,566	407,148
Notes payable, long-term	44,000	44,000
Total Liabilities	853,566	451,148

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 20,500,000 authorized shares; Series B convertible preferred shares: 20,416,228 issued and outstanding	204,162	204,162
Common stock; $0.01 par value; 150,000,000 authorized; 52,528,644 and 47,377,630 shares issued and outstanding, respectively	525,286	473,776
Common stock to be issued	82,500	158,107
Additional paid-in capital	48,130,044	47,902,606
Accumulated deficit	(49,321,531)	(48,603,564)
Total Stockholders’ Equity (Deficit)	(379,539)	135,087

Total Liabilities and Stockholders’ Equity (Deficit)	$474,027	$586,235

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2012	2011
Revenues:
Revenues	$15,236	$19,085
Total Revenues	15,236	19,085

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	346	409
Sales, general and administrative	129,174	123,559
Professional fees	344,772	610,129
Research and development	24,894	47,868
Amortization	7,412	7,412
Depreciation	2,926	26,473
Total Costs and Operating Expenses	509,524	815,850

Loss from Operations	(494,288)	(796,765)

Other Income (Expense):
Interest and dividend income	16,000	16,000
Interest expense	(25,247)	(6,501)
Amortization of debt discount to interest expense	(102,655)	(26,175)
Loss on impairment of interest	(95,689)	-
Gain on issuance of equity securities	115,752	-
Other financing costs	(115,752)	-
Net loss on dispositions	(33,603)	-
Gain on settlement of accounts payable	17,515	259,123
Total Other Income (Expense), net	(223,679)	(242,447)

Income (Loss) Before Taxes	(717,967)	(554,318)

Provision for Income Taxes	-	-

Net Income (Loss) before discontinued operations	$(717,967)	$(554,318
Net Income (Loss) from discontinued operations, net of taxes	$-	$(229,298)

Net Income (Loss)	$(717,967)	$(783,616)

Net Income (Loss) Available to Common Shareholders	$(717,967)	$(783,616)

Basic and Diluted Net Income (Loss) per Common Share	$(0.01)	$(0.02)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	50,089,570	46,998,509

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(717,967)	$(783,616)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,338	33,885
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	102,655	26,175
Non-cash interest and note fees paid on conversion	(43,266)	-
Expenses related to employee stock based compensation	-	7,950
Expenses related to common stock warrants issued for consulting	99,987	119,094
Non-cash fair value of common stock issued as settlement of accounts payable	-	43,000
Non-cash fair value of common stock issued as compensation	37,500	45,000
Non-cash fair value of preferred stock issued as compensation	-	37,500
Non-cash fair value of common stock in exchange for warrants	-	62,070
Non-cash fair value of common stock issued in connection with notes payable	65,873	81,037
Net gain on settlement of accounts payable	(17,515)	220,329
Net gain on disposition of assets	33,603	-
(Increase) decrease in:
Accounts receivable	1,787	336
Interest receivable	(16,000)	(16,000)
Loss on impairment	95,689	-
Inventories	346	860
Prepaid expenses	(5,656)	6286
Security deposits	-	(2,000)
Increase (decrease) in:
Accounts payable	169,990	(344,011)
Accrued expenses	535	(147,792)

Net Cash Used by Operating Activities before Discontinued Operations	(182,101)	(609,897)
Net Cash Provided by Discontinued Operations	-	182,518
Net Cash Used by Operating Activities	(182,101)	(427,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for capital equipment	(5,475)	-

Net Cash Used by Investing Activities	(5,475)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	190,000	205,000

Net Cash Provided by Financing Activities	190,000	205,000

Net Increase (Decrease) in Cash and Cash Equivalents	2,424	(223,379)
Net Cash of Deconsolidated Subsidiary
Cash and Cash Equivalents, Beginning of Period	7,565	229,944

Cash and Cash Equivalents, End of Period	$9,989	$7,565

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Issuance of common stock for settlement of accounts payable	$-	$43,000
Common stock issued from stock to be issued for settlements	$9,000	$-

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, DECEMBER 31, 2010	17,916,228	$179,162	44,427,630	$444,276	$47,524,761	$128,000	$(47,819,948)	$456,251

Issuance of Series B Convertible Preferred Stock for services rendered	2,500,000	25,000			12,500			37,500
Common stock to be issued in connection with settlement agreements			1,650,000	16,500	145,500	(119,000)		43,000
Fair value of common stock issueds for services			1,300,000	13,000	26,000	6,000		45,000
Fair value of common stock issued to consultant						62,070		62,070
Issuance of common stock related to notes payable						81,037		81,037
Warrants issued with Notes Payable					66,801			66,801
Fair value of warrants issued to consultant					119,094			119,094
Fair value of stock options					7,950			7,950
Net loss for the year ended December 31, 2011							(783,616)	(783,616)

BALANCE, DECEMBER 31, 2011	20,416,228	$204,162	47,377,630	$473,776	$47,902,606	$158,107	$(48,603,564)	$135,087

Common stock to be issued in connection with settlement agreements allocated for prior year stock to be issued			900,000	9,000		(9,000)		-
Fair value of common stock issueds for services			450,000	4,500	22,500			27,000
Fair value of common stock issued to consultant			2,018,999	20,190	40,380	(50,070)		10,500
Issuance of common stock related to notes payable			1,782,015	17,820	64,570	(16,537)		65,853
Fair value of warrants issued to consultant					99,988			99,988
Net loss for the year ended December 31, 2012							(717,967)	(717,967)

BALANCE, DECEMBER 31, 2012	20,416,228	$204,162	52,528,644	525,286	48,130,044	82,500	(49,321,531)	(379,539)

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Recent Developments

    Issuance of Additional Promissory Notes.  Between August 2012 and April 2013, the Company issued promissory notes to two investors in the principal amounts of $10,000 (the “$10K Note”), $25,000 (the “$25K Note”), $15,000 (the “$15K Note”), $20,000 (the “$20K Note”) and $16,000 (the "$16K Note") (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued: (i) 200,000 shares of its common stock, par value $0.001 per share, to the purchaser of the $25K Note and the $15K Note, (ii) 8,496 $0.50 FPMI Warrants, defined below, to the purchaser of the $10K Note, and (iii) 36,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“$1.00 FPMI Warrants”), to the purchaser of the $20K Note and the $16K Note. The $1.00 FPMI Warrants expire on February 15, 2019.

    The Notes accrue interest at the rate of 6% annually. The $10K Note and the $25K Note are currently due and payable on demand, while the $15K Note, the $20K Note and the $16K Note are due and payable on June 30, 2013 (the “Maturity Date”). The Notes are convertible at the option of each respective holder into shares of common stock at a conversion price equal to $0.10 per share. In addition, the holders may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the $10K Note and $25K Note demand repayment, or the Maturity Date of the $15K Note, the $20K Note or the $16K Note.

    The Company presently intends to issue additional Notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional Notes.

       Modification of June 2012 Notes.  The Company entered into agreements with the holders of June 2012 Notes to extend the maturity date to November 15, 2012. As consideration for the extension of the maturity date, the Company assigned a total of 269,004 FPMI Warrants, which FPMI Warrants have an exercise price of $0.50 per share and expire on April 19, 2019. The June 2012 Notes are currently due and payable, on demand.

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

The Company currently is not generating revenue from operations.  The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes.  In the past, the Company also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments.

The Company’s history of operating losses, limited cash resources and the absence of an operating plan necessary to capitalize on the Company’s assets raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position.  Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic, merger or other transaction to obtain additional funding to continue the development of, and to successfully commercialize, its products.  There can be no assurance that the Company will be successful in its efforts.  Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, result of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

There can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

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

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the years ended December 31, 2012 and 2011 of $27,000 and $45,000, respectively.

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

During 2012, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using an average risk free interest rate of 3.08%, expected volatility of 261%, and a dividend yield of zero.  During 2011, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using a risk free interest rate of 3.22%, expected volatility of 300%, and a dividend yield of zero.

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

Accounts, Notes and Interest Receivable and Allowance for Bad Debts

The Company carries its receivables at net realizable value. Interest on notes receivable is accrued based upon the terms of the note agreement. The Company provides reserves against receivables and related accrued interest for estimated losses that may result from a debtor’s inability to pay. The amount is determined by analyzing known uncollectible accounts, economic conditions, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve.  At December 31, 2012, the Company has determined that its Accounts, Notes and Interest Receivable outstanding are deemed to be collectible, and accordingly has not recorded a reserve for the year ended December 31, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2012 and 2011.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2012 and 2011, our cash was not in excess of these limits.

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

As of December 31, 2012, the Company had outstanding options exercisable for 304,500 shares of its common stock, warrants exercisable for 2,771,000 shares of its common stock, and preferred shares convertible into 20,416,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the year ended December 31, 2012.

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

		At December 31, 2012 Fair Measurements Using
Description	Year Ended 12/31/2011	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Investment and Note Receivable from GMS	$400,000		$400,000

Recognized in earnings				$-

In determining fair value of our investment and note receivable from GMS, the Company estimated fair value based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

As of December 31, 2012, the Company had 373,917 warrants to purchase common stock of FPMI.  The Company has estimated the fair value of the warrants at $87,000, in accordance with ASC Topic 820, Level 3.  At December 31, 2012, the Company deems the options and warrants to be fully impaired.

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

At December 31, 2012, the Company has determined that its interest receivable from a related party in the amount of $95,684 is fully impaired.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2012 or 2011, and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2012 or 2011. See Note 12, Income Taxes.

Intangible Assets

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the years ended December 31, 2012 and 2011, totaled $7,412. The estimated aggregate amortization expense for 2012 through 2015 is $7,412 for each year.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2012 and 2011 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $2,926 and $26,473 for the years ended December 31, 2012 and 2011. Expenditures for repairs and maintenance are expensed as incurred. See Note 6.

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

Development Agreements and Royalties

In 2007, the Company entered into a development agreement for an at-home diagnostic test with Church & Dwight Co., Inc.  (“C&D”). The C&D agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, the Company entered into a Technology License Agreement with C&D.  Under the terms of the agreement, C&D acquired exclusive worldwide rights to use certain Company technology related to the jointly developed test. Under the ten-year agreement, the Company received royalties on net sales of the product of $14,529 and $18,196 in 2012 and 2011, respectively.

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

On July 30, 2009, the Company and NuRx entered into agreements to form QN Diagnostics, LLC, a Delaware limited liability company (“QND”). Pursuant to the agreements, the Company contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology with a fair value of $5,450,000, and NuRx contributed $5,000,000 in cash to QND.  Following the respective contributions by NuRx and the Company to the joint venture, NuRx and the Company each owned a 50% interest in QND.  The purpose of the joint venture was to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

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

On July 20, 2010, the Company notified NuRx that NuRx was in material breach of the Development Agreement, and on August 24, 2010, NuRx filed suit against the Company and one of its directors. On July 7, 2011, the Company and NuRx settled all disputes between the parties relating to a complaint brought against the Company by NuRx relating to QND. Under the terms of the settlement with NuRx, the Company transferred its entire membership interest in QND to NuRx, including all assets held by the Company relating to QND, for and in consideration for the issuance to the Company of 12.0 million shares of common stock of NuRx (the "Settlement Shares"). As a result of the issuance of the Settlement Shares, the Company held an approximate 25% equity interest in NuRx at December 31, 2012, and the Company had no further contractual obligations or liabilities associated with its former interest in QND.

        On March 1, 2013, the Company entered into an Exchange Agreement with NuRx and QND, pursuant to which the Company exchanged its Settlement Shares for certain patents, trademarks and other intellectual property formerly held by NuRx and QND covering point-of-care lateral flow diagnostics (RapidSenseTM) and related oral fluid collection technologies.

During the year ended December 31, 2011, the Company recorded net losses from the discontinuation of its interest in QND of $229,298.

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

6.	OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2012 and 2011 consist of:

	2012	2011
Prepaid expenses:
Prepaid insurance	22,779	16,707
Other	-	416
Prepaid expenses	$22,779	$17,123

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$87,370
Machinery and equipment	5,475	99,015
Leasehold improvements		8,902
Less: accumulated depreciation	(29,127)	(159,853)
Property and equipment, net	$4,380	$35,434

Accrued expenses:
Professional fees	16,978	16,443
Accrued expenses	$16,978	$16,443

7.	NOTES RECEIVABLE

Genomics USA, Inc.

In January 2007, the Company advanced $200,000 to GMS through an 8% promissory note due April 8, 2007 (the “GMS Note”). On September 24, 2012, the Company sent a final notice to GMS, demanding immediate payment in full of all amounts due under the terms of the GMS Note.  GMS has made certain claims to avoid repayment of the GMS Note.  The Company believes that all amounts due under the GMS Note are valid claims of the Company and therefore filed a Summary Judgement in Lieu of Complaint against GUSA on April 8, 2013 to collect all principal and interest amounts due under the GMS Note.

8.	INVESTMENTS

	Warrants Held	Options Held	Recognized Gain/(Loss)
Balance as of December 31, 2011	373,917	277,500	-
Options exchanged during 2012	277,500	(277,500)	-
Warrants issued for consideration of debt extension	(277,500)	-	115,752
Balance as of December 31, 2012	373,917	-	115,752

      In May 2011, FluoroPharma, Inc. ("FPI") entered into a reverse merger with FPMI.  In connection with this transaction, the Company's warrants and options in FPI were exchanged for warrants and options in FPMI.  During the year ended December 31, 2012, all options held by the Company in FPMI were exchanged for substantially identical warrants in FPMI.  During 2012, the Company issued 277,500 warrants, exercisable at $.50 and set to expire April 19, 2014, in consideration for the extension on the terms of notes set to mature during the year.  The Company recognized a gain in the amount of $115,752 as a result of the warrants issued in consideration of debt extension.  As of December 31, 2012, the Company retained control over 373,917 warrants exercisable at $1.00 that are set to expire on February 15, 2019.  The Company continues to deem the value of the $1.00 FPMI warrants to be fully impaired at December 31, 2012.

9.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
Website development	-	-
Less: accumulated amortization	(59,024)	(51,611)
Intangibles, net	$31,980	$39,393

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

In May 2012, in consideration for the extension of the Notes due and payable on March 31, 2012 to June 30, 2012, the Company agreed to assign a total of 113,127 $0.50 FPMI Warrants to the holders of the Notes.  In August 2012, in consideration for the extension of the Maturity Date of the Notes maturing on June 30, 2012 to November 15, 2012, the Company agreed to assign a total of $0.50 155,877 FPMI Warrants to the holders of the Notes.  As a result, and together with the assignment of 8,496 $0.50 FPMI Warrants in connection with the issuance of the $10K Note described below, a total of 269,004 $0.50 FPMI Warrants have been assigned to holders of Notes.

Between August 2012 and April 2013, the Company issued promissory notes to two investors in the principal amounts of $10,000 (the “$10K Note”), $25,000 (the “$25K Note”), $15,000 (the “$15K Note”), $20,000 (the “$20K Note”) and $16,000 (the "$16K Note") (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued: (i) 200,000 shares of its common stock, par value $0.001 per share, to the purchaser of the $25K Note and the $15K Note, (ii) 8,496 $0.50 FPMI Warrants, defined below, to the purchaser of the $10K Note, and (iii) 36,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“$1.00 FPMI Warrants”), to the purchaser of the $20K Note and the $16K Note. The $1.00 FPMI Warrants expire on February 15, 2019.

The Notes accrue interest at the rate of 6% annually. The $10K Note and the $25K Note are currently due and payable on demand, while the $15K Note, the $20K Note and the $16K Note are due and payable on June 30, 2013 (the “Maturity Date”). The Notes are convertible at the option of each respective holder into shares of common stock at a conversion price equal to $0.10 per share. In addition, the holders may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the $10K Note and $25K Note demand repayment, or the Maturity Date of the $15K Note, the $20K Note or the $16K Note.

In connection with the issuance of all Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $106,261 and $28,998, respectively.  The Company will amortize these expenses over the life of the Notes.  During the year ended December 31, 2012, the Company recorded interest expense related to the debt discount of $81,945 and $25,722 related to the beneficial conversion feature.  During the year ended December 31, 2011, the Company recorded interest expense related to the debt discount of $21,905 and $3,777 related to the beneficial conversion feature.

11.	LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of 2,506 for the year ended December 31, 2012.

12.	INCOME TAXES

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

At December 31, 2012 and 2011, the Company had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $10,115,000 and $9,892,800, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $10,115,000 and $9,892,800 has been established at December 31, 2012 and 2011, respectively.

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

There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

	2012	2011
Gross deferred tax assets:
Net operating loss carryforwards	$9,187,000	$9,017,000
Difference between book and tax basis of former subsidiary stock held	-	-
Stock based expenses	154,000	101,800
Tax credit carryforwards	211,000	211,000
All others	563,000	563,000
	10,115,000	9,892,800

Deferred tax asset valuation allowance	(10,115,000)	(9,892,800)
Net deferred tax asset (liability)	$-	$-

At December 31, 2012, the Company has net operating loss carryforwards of approximately $9,187,000, which expire in the years 2011 through 2030. The net change in the allowance account was an increase of $222,000 for the year ended December 31, 2012.

13.	CAPITAL STOCK

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of December 31, 2012.

On November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred Stock (“Series A Preferred”) with the Nevada Secretary of State, as there were no shares of Series A Preferred issued and outstanding after the exchange transaction discussed below.

Series A-1 Preferred Stock

In October 2010, the Company entered into certain agreements with certain investors, pursuant to which the Company exchanged substantially all of its equity interest in FluoraPharma and shares of newly created Series B Preferred for and in consideration for cash aggregating $789,704, and the termination of certain shares of Series A-1 Preferred Stock (“Series A-1 Preferred”) with a stated value of approximately $4.45 million (the “Exchange”), including accrued and unpaid dividends of $63.186.   Contemporaneously with the consummation of the Exchange, on November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred with the Nevada Secretary of State, as no shares or such preferred stock were issued and outstanding following the Exchange.

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

In December 2010, the Company issued 17,916,228 shares of its Series B Preferred in exchange for 3,583,246 shares of Series A-1 Preferred.  In May 2011, the Company issued 2,500,000 shares of its Series B Preferred to its financial advisor, with a deemed value of $37,500, for and in consideration for past professional services provided the Company, consisting of financial advisory, strategic consulting, litigation support, among other services.  At December 31, 2012,  the Company had 20,416,228 shares of Series B Preferred issued and outstanding with a liquidation preference of $204,162, and convertible into 20,416,228 shares of common stock.

Common Stock

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value. The Company had issued and outstanding 52,528,644 and 47,377,630 shares of its common stock at December 31, 2012 and 2011. In December 2009, the shareholders of the Company approved an increase to authorized common stock to 150,000,000 shares. The increase took effect in January 2010 with the filing of the amendment to the articles of incorporation with the State of Nevada.

During the year ended December 31, 2012, the Company issued 900,000 shares of common stock related to settlement agreements, 1,732,015 shares of common stock in connection with debt financing, 2,018,999 shares of common stock in connection with a financial services agreement, 450,000 shares of common stock as compensation to each of its two board members and 50,000 shares of common stock in exchange for warrants. At December 31, 2012, the Company had reserved for issuance a total of 2,000,000 shares of common stock valued at $82,500, including 200,000 shares to be issued in connection with debt financing, and 1,800,000 shares of common stock to be issued in exchange for warrants related to a financial services agreement.

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

14.	STOCK PURCHASE WARRANTS

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

The following is a summary of all common stock warrant activity during the two years ended December 31, 2012:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2010	11,716,346	$0.31 - $ 2.00	$0.80
Warrants granted	1,600,000	$0.20 - $0.55	$0.26
Warrants expired	(8,002,375)	$0.42 - $2.00	$0.88
Warrants exercised	-
Warrants issued and exercisable at December 31, 2011	5,632,971	$0.20 - $ 1.50	$0.51
Warrants granted	1,400,000	$0.20	0.20
Warrants expired	(4,552,971)	$0.20 - $1.50	$0.34
Warrants exercised	-
Warrants issued and exercisable at December 31, 2012	2,480,000	$0.31 - $1.25	$0.66

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2012:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.31	210,000	1.04	$0.31
$0.40	25,000	1.88	$0.40
$0.50	350,000	1.46	$0.50
$0.55	1,176,750	0.91	$0.55
$0.85	205,000	0.60	$0.85
$1.00	325,750	1.07	$1.00
$1.10	10,000	0.10	$1.10
$1.25	177,500	1.16	$1.25
	2,480,000	1.02	$0.66

The Company used the Black-Scholes option price calculation to value the warrants granted in 2012 and 2011 using the following assumptions: an average risk-free rate of 3.08% and 3.22%; volatility of 2.6and 03.0; actual term and exercise price of warrants granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments.”

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

During the year ended December 31, 2012, no stock options were granted by the Company.

The following is a summary of all common stock option activity during the two years ended December 31, 2012:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	570,500	$0.72
Options granted	-	$-
Options forfeited	(266,000))	$0.50
Options exercised	-	-
Outstanding at December 31, 2011	304,500	$0.91
Options granted	-	$-
Options forfeited	-	$-
Options exercised	-	$-
Outstanding at December 31, 2012	304,500	$0.91

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2011	142,000	$0.60
Exercisable at December 31, 2012	142,000	$0.60

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2012:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.31	15,000	1.04	$0.31	15,000	$0.31
$0.38	12,500	2.00	$0.38	12,500	$0.38
$0.50	125,000	1.58	$0.50	62,500	$0.50
$0.80	1,000	5.16	$0.80	1,000	$0.80
$0.85	51,000	4.77	$0.85	51,000	$0.85
$1.60	100,000	3.26	$1.60	-	$1.60
	304,750	2.97	$0.91	142,000	$0.60

The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 3.0 years.

A summary of the status of the Company’s nonvested stock options as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	162,500	$1.09
Options granted	-	-
Options vested	-	$-
Options forfeited	-	-
Nonvested at December 31, 2012	162,500	$1.09

The Company used the Black-Scholes option price calculation to value the options granted in 2012 and 2011 using the following assumptions: an average risk-free rate of 3.08% and 3.22%; volatility of 2.6 and 3.0; actual term and exercise price of options granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments.”

16.	SUBSEQUENT EVENTS

        On March 1, 2013, the Company entered into an Exchange Agreement with NuRx and QND, pursuant to which the Company exchanged its Settlement Shares for certain patents, trademarks and other intellectual property formerly held by NuRx and QND covering point-of-care lateral flow diagnostics (RapidSenseTM) and related oral fluid collection technologies.

On February 11, 2013 and March 15, 2013, the Company issued two additional promissory notes to an investor in the principal amount of $20,000 and $16,000, respectively, which notes accrue interest at the rate of 6% annually, and are payable on June 30, 2013, on demand. As additional consideration for the issuance of the notes, the Company issued to the investor a warrant to purchase a total of 36,000 shares of common stock of FluoroPharma, Inc., with an exercise price of $1.00 and an expiration date of February 15, 2019 (the “Warrants”), which  Warrants were originally issued to the Company.

On April 8, 2013, the Company filed a Summary Judgement in Lieu of Complaint (the "Complaint") against Genomics USA, Inc. ("GUSA") to recover all amounts due the Company under the terms of a promissory note in the principal amount of $200,000 (the "GUSA Note").  The Complaint was filed in the Supreme Court of the State of New York, and seeks repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K on April 15, 2013 and determined that no additional subsequent events occurred.