Form 10-Q
period 2013-03-31
QUANTRX BIOMEDICAL CORP
filed 2013-05-20
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer’s common stock as of May 17, 2013 was 52,528,644.

-i-

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING.  VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012.  WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$4,991	$9,989
Accounts receivable	3,293	2,334
Interest receivable	-	-
Inventories	2,483	2,564
Prepaid expenses	15,265	22,779
Note receivable	200,000	200,000
Total Current Assets	226,032	237,666

Investments	200,000	200,000
Property and equipment, net	4,107	4,380
Intangible assets, net	43,328	31,981
Total Assets	$473,467	$474,027

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$377,900	$375,040
Accrued expenses	9,638	16,978
Notes payable and accrued interest, net of discounts	462,384	417,548
Total Current Liabilities	849,922	809,566
Notes payable, long-term	44,000	44,000
Total Liabilities	893,922	853,566

Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):
Series B Convertible Preferred Stock; $0.01 par value, 20,500,000 authorized shares, 20,416,228 shares issued and outstanding	204,162	204,162
Common Stock; $0.01 par value; 150,000,000 authorized; 52,528,644 shares issued and outstanding, respectively	525,286	525,286
Common Stock to be issued	82,500	82,500
Additional paid-in capital	48,130,044	48,130,044
Accumulated deficit	(49,362,447)	(49,321,531)
Total Stockholders’ Equity (Deficit)	(420,455)	(379,539)

Total Liabilities and Stockholders’ Equity (Deficit)	$473,467	$474,027

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,
	2013	2012
Revenues:
Revenues	$3,341	$4,515
Total Revenues	3,341	4,515

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	80	198
Sales, general and administrative	16,921	18,680
Professional fees	28,101	117,903
Research and development	1,347	361
Amortization	1,853	1,853
Depreciation	274	5,929
Total Costs and Operating Expenses	48,576	144,924

Loss from Operations	(45,235)	(140,409)

Other Income (Expense):
Interest and dividend income	4,000	4,000
Interest expense	(18,526)	(4,364)
Gain on exchange of equity investment	30,045	-
Other financing costs	(4,793)	-
Amortization of debt discount to interest expense	(2,407)	(68,859)
Gain on settlement of accounts payable	-	17,515
Loss on impairment	(4,000)	-
Total Other Income (Expense)	4,319	(48,708)

Loss before Taxes	(40,916)	(189,117)

Provision for Income Taxes	-	-

Net Loss	$(40,917)	$(189,117)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	52,528,644	47,377,630

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,916)	$(189,117)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,127	7,782
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	7,200	44,015
Non-cash gain on exchange of equity investment	(30,045)	-
Non-cash expenses related to common stock warrants issued for consulting	-	51,189
Non-cash fair value of common stock issued with notes payable	-	25,236
Net Gain on settlement of accounts payable	-	17,515
(Increase) Decrease in:
Accounts receivable	(959)	18
Interest receivable	(4,000)	(4,000)
Loss on impairment	4,000	-
Inventories	81	198
Prepaid expenses	7,514	6,389
Increase (decrease) in:
Accounts payable	2,860	2,629
Accrued interest and expenses	10,140	(8,221)

Net Cash Provided (Used) by Operating Activities	(41,998)	(46,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for capital equipment	-	(5,475)

Net Cash Used by Investing Activities	-	(5,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by Notes Payable	37,000	45,000

Net Cash Provided from financing activities	37,000	45,000

Net Increase (Decrease) in Cash and Cash Equivalents	(4,998)	(6,842)

Cash and Cash Equivalents, Beginning of Period	9,989	7,565

Cash and Cash Equivalents, End of Period	$4,991	$723

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for accounts payable	-	$51,189
Fair value of warrants issued as compensation	$-	65,859

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

Recent Developments

Issuance of Additional Promissory Notes.  During the three months ended March 31, 2013, the Company issued two additional promissory notes to one investor in the principal amounts of $20,000, and $17,000 (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued 37,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“FPMI Warrants”), to the purchaser. The FPMI Warrants expire on February 15, 2019.

The Notes accrue interest at the rate of 6% annually. The Notes are due and payable on June 30, 2013 (the “Maturity Date”). The Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share. In addition, the holder may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holder of the Notes demands repayment.

The Company presently intends to issue additional Promissory Notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional Promissory Notes.

Exchange Agreement. On March 1, 2013, the Company entered into an Exchange Agreement with NuRx and QND, pursuant to which the Company exchanged the shares of NuRx common stock received under the terms of the settlement agreement with NuRx in July 2011 (the "Settlement Shares") for certain patents, trademarks and other intellect property formerly held by NuRx and QND covering point-of-care lateral flow diagnostics (RapidSense TM) and related oral fluid collection technologies. The Company has recorded the value associates with this exchange at $13,200, and will amortize these costs over the remaining useful lives of the intellectual property exchanged.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the three months ended March 31, 2013 and 2012 of $0 and $0, respectively.

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

Black Scholes Option Pricing Model.  During the first quarter of 2013, the Company has used an average risk-free interest rate of 3% a Dividend Yield of 0%, and an average volatility of 261% to calculate the fair value of equity securities issued for services.

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

As of March 31, 2013, the Company had outstanding options exercisable for 304,500 shares of its common stock, warrants exercisable for 2,245,000 shares of its common stock, and preferred shares convertible into 20,416,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the quarter ended March 31, 2013.

As of March 31, 2012, the Company had outstanding options exercisable for 570,500 shares of its common stock, warrants exercisable for 11,716,346 shares of its common stock, and preferred shares convertible into 20,416,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the three months ended March 31, 2012.

Fair Value.  The Company has adopted ASC Topic 820, "Fair Value Measurements and Disclosures" for both financial and nonfinancial assets and liabilities.  The Company has not elected the fair value option for any of its assets or liabilities.

Reclassifications. Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2012 to conform to the presentation of the financial statements for the three months ended March 31, 2013.  These reclassifications had no effect on reported losses, total assets, or stockholders' equity as previously reported.

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

4.  Investments

	Warrants Held	Recognized Gain/(Loss)
Balance as of December 31, 2012	373,917	115,752
Warrants issued in connection with notes payable during the three months ended March 31, 2013	(37,000)	16,845
Balance as of March 31, 2013	336,917	132,597

In May 2011, FluoroPharma, Inc. ("FPI") entered into a reverse merger with FPMI.  In connection with this transaction, the Company's warrants and options in FPI were exchanged for warrants and options in FPMI.  During the three months ended March 31, 2013, all options held by the Company in FPMI were exchanged for substantially identical warrants in FPMI.  During 2012, the Company issued 277,500 warrants, exercisable at $.50 and set to expire April 19, 2014, in consideration for the extension on the terms of notes set to mature during the year.  The Company recognized a gain in the amount of $115,752 as a result of the warrants issued in consideration of debt extension.  During the three months ended March 31, 2013, the Company recognized gain of $16,845 as a result of the warrants issued in connection with the notes issued during the period.  As of March 31, 2013, the Company retained control over 336,917 warrants exercisable at $1.00 that are set to expire on February 15, 2019.  The Company continues to deem the value of these FPMI warrants to be fully impaired at March 31, 2013.

5.  Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2013	December 31, 2012
Licensed patents and patent rights	$50,000	$50,000
Patents	54,204	41,004
Less: accumulated amortization	(60,876)	(59,024)
Intangibles, net	$43,328	$31,980

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the three months ended March 31, 2013 and 2012, totaled $1,853 and $1,853, respectively. The estimated aggregate amortization expense for 2013 through 2015 is $6,730 for each year.

On March 1, 2013, the Company entered into an Exchange Agreement with NuRx and QND, pursuant to which the Company exchanged its Settlement Shares for certain patents, trademarks and other intellectual property formerly held by NuRx and QND covering point-of-care lateral flow diagnostics (RapidSenseTM) and related oral fluid collection technologies.  The Company has recorded the value associated with this exchange at $13,200, and will amortize these costs over the remaining useful lives of the intellectual property exchanged.

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

In May 2012, in consideration for the extension of the Notes due and payable on March 31, 2012 to June 30, 2012, the Company agreed to assign a total of 113,127 FPMI Warrants to the holders of the Notes.  In August 2012, in consideration for the extension of the Maturity Date of the Notes maturing on June 30, 2012 to November 15, 2012, the Company agreed to assign a total of 155,877 FPMI Warrants to the holders of the Notes.  As a result, and together with the assignment of 8,496 FPMI Warrants in connection with the issuance of the $10K Note described below, a total of 269,004 FPMI Warrants have been assigned to holders of Notes.

Between August 2012 and May 14, 2013, the Company issued promissory notes to three investors in the principal amounts of $10,000 (the “$10K Note”), $25,000 (the “$25K Note”), $15,000 (the “$15K Note”), $20,000 (the “$20K Note”), $17,000 (the "$17K Note") and $2,000 (the "$2K Note") (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued: (i) 200,000 shares of its common stock to the purchaser of the $25K Note and the $15K Note, (ii) 8,496 FPMI warrants exercisable for $0.50 per share to the purchaser of the $10K Note, and (iii) an aggregate of 39,000 FPMI warrants exercisable for $1.00 per share to the purchasers of the $20K Note, the $17K Note and the $2K Note.

The Notes accrue interest at the rate of 6% annually. The $10K Note and the $25K Note are currently due and payable on demand, while the $15K Note, the $20K Note, the $17K Note and $2K Note are due and payable on June 30, 2013 (the “Maturity Date”). The Notes are convertible at the option of each respective holder into shares of common stock at a conversion price equal to $0.10 per share. In addition, the holders may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the $10K Note and $25K Note demand repayment, or the Maturity Date of the $15K Note, the $20K Note, the $17K Note or the $2K Note.

In connection with the issuance of all Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $103,761 and $28,998, respectively.  The Company will amortize these expenses over the life of the Notes.  As of December 31, 2011, the Company recorded interest expense related to the debt discount of $21,905 and $3,777 related to the beneficial conversion feature.  During the three months ended March 31, 2013, the Company recorded interest expense of $2,407 related to the debt discount and beneficial conversion feature.

In connection with the issuance of the $20K Note and the $17K Note, the Company has recorded debt discount and expenses in the amount of $16,845 related to the value of the exchange of 37,000 FPMI warrants to the holders of the Notes.  The Company will amortize the costs over the remaining life of the $20K Note and the $17K Note.  As of March 31, 2013, the Company recorded other financing costs of $4,793 related to the debt discount on these Notes.

Long-Term Notes Payable. The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $561 for the three months ended March 31, 2013.

8.  Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	March 31, 2013	December 31, 2012
Prepaid insurance	$15,265	$22,779
Prepaid expenses	$15,265	$22,779

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(29,399)	(29,127)
Property and equipment, net	$4,107	$4,380

Accrued expenses:
Professional fees	$9,638	16,978
Accrued expenses	$9,638	16,978

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at March 31, 2013 and 2012 consisted of machinery and equipment with estimated useful lives of one to three years.

Depreciation expense for the three months ended March 31, 2013 was $274.  Depreciation expense for the three months ended March 31, 2012 was $5,929.

Expenditures for repairs and maintenance are expensed as incurred.

9.  Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of March 31, 2013.

On November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred Stock (“Series A Preferred”) with the Nevada Secretary of State, as there were no shares of Series A Preferred issued and outstanding after the exchange transaction discussed below.

Series A-1 Preferred Stock. In October 2010, the Company entered into certain agreements with certain investors, pursuant to which the Company exchanged substantially all of its equity interest in FluoroPharma and shares of Series B Preferred and in consideration for cash aggregating $789,704, and the termination of certain shares of Series A-1 Preferred with a stated value of approximately $4.45 million (the “Exchange”), including accrued and unpaid dividends of $63,186.  Contemporaneously with the consummation of the Exchange, on November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred with the Nevada Secretary of State, as no shares or such preferred stock were issued and outstanding following the Exchange.

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

In December 2010, the Company issued 17,916,228 shares of its Series B Preferred in exchange for 3,583,246 shares of Series A-1 Preferred.  In May 2011, the Company issued 2,500,000 shares of its Series B Preferred to its financial advisor, with a deemed value of $37,500, for and in consideration for past professional services provided the Company, consisting of financial advisory, strategic consulting, litigation support, among other services.  At March 31, 2013, the Company had 20,416,228 shares of Series B Preferred issued and outstanding with a liquidation preference of $1.00, and convertible into 20,416,228 shares of common stock.

10.  Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value.  The Company had issued and outstanding 52,528,644 shares of its common stock at March 31, 2013 and December 31, 2012, respectively.  In December 2009, the shareholders of the Company approved an increase in the number of authorized common stock to 150,000,000 shares.  The increase took effect in January 2010 with the filing of the amendment to the articles of incorporation with the State of Nevada.

Other than the issuances to certain Note investors of an aggregate of 200,000 shares of the Company’s common stock, as described in Note 7 above, 1,800,000 shares of the Company’s common stock issued related to a professional services agreement, as described in Note 11 below, in the three months ended March 31, 2013, no common stock, or options to purchase common stock, were issued or granted.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During the three months ended March 31, 2013 and 2012, the Company had no compensation expense related to employee stock options.

11.  Commitments and Contingencies

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

On August 1, 2012, the consulting agreement was amended to extend the deferral period for accrued cash compensation from May 16, 2013 to December 31, 2013, and the provision related to monthly warrant issuances was replaced with a provision requiring the Company to issue 100,000 shares of restricted stock monthly in lieu of the issuance of 200,000 warrants. This was completed in October 2012. In addition, all warrants previously issued under the consulting agreement were exchanged for shares of common stock at a ratio of one share of restricted common stock for every two warrants issued under the terms of the consulting agreement, resulting in the cancellation of warrants to issue 3.0 million shares of common stock and the issuance of a total of 1.5 million shares of restricted common stock.

12.  Subsequent Events

In April 2013, the Company issued one additional promissory note in the principal amount of $2,000 (the “$2K Note”). As additional consideration for the purchase of the $2K Note, the Company issued warrants to purchase 2,000 shares of FPMI common stock, for $1.00 per share (“FPMI Warrants”), to the purchaser. The FPMI Warrants expire on February 15, 2019.

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

For the period ending March 31, 2013, the Company had minority investments in Genomics USA, Inc. ("GUSA"). The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders. The Company currently does not realize any material value in its investment in GUSA.

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 15, 2013.

Recent Developments

Issuance of Additional Promissory Notes.  During the three months ended March 31, 2013, the Company issued two additional promissory notes to one investor in the principal amounts of $20,000, and $17,000  (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued 37,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“FPMI Warrants”).  The FPMI Warrants expire on February 15, 2019.

The Notes accrue interest at the rate of 6% annually. The Notes are due and payable on June 30, 2013 (the “Maturity Date”). The Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share. In addition, the holder may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holder of the Notes demands repayment.

The Company presently intends to issue additional promissory notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional promissory notes.

Exchange Agreement.  On March 1, 2013, the Company entered into an Exchange Agreement with NuRx and QND, pursuant to which the Company exchanged its Settlement Shares for certain patents, trademarks and other intellectual property formerly held by NuRx and QND covering point-of-care lateral flow diagnostics (RapidSenseTM) and related oral fluid collection technologies.  The Company has recorded the value associated with this exchange at $13,200, and will amortize these costs over the remaining useful lives of the intellectual property exchanged.

Litigation.  On April 8, 2013, the Company filed a Summary Judgement in Lieu of Complaint (the "Complaint") against Genomics USA, Inc. ("GUSA") to recover all amounts due the Company under the terms of a promissory note in the principal amount of $200,000 (the "GUSA Note").  The Complaint was filed in the Supreme Court of the State of New York, and seeks repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Total revenues for the three months ended March 31, 2013 and 2012 were $3,341 and $4,515, respectively.  The fluctuations in revenues in the 2013 period compared to the comparable period in 2012 are due to fluctuations in royalty revenues.

Sales, general and administrative expenses for the three months ended March 31, 2013 and 2012 was $16,922 and $18,680 respectively.  The decrease in sales, general and administrative expenses is due to lower administrative activity during the 2013 period.

Professional fees for the three months ended March 31, 2013 and 2012 were $28,101 and $117,903, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees in the 2013 periods is directly related to decreased costs of consulting and professional services provided to the Company.

Research and development costs for the three months ended March 31, 2013 and 2012 were $1,347 and $361, respectively.  The decrease in research and development fees in the 2013 periods is directly attributable to the reduced research and development efforts due to suspension of operations at December 31, 2010.

Interest income for the three months ended march 31, 2013 and 2012, was $4,000 for each period.  The interest income related to the Company’s investment has been deemed to be fully impaired, accordingly the Company has recorded a loss on impairment in the 2013 period of $4,000.

Interest expense for the three months ended March 31, 2013 and 2012, was $18,526 and $4,364, respectively.  The increase in interest expense in the 2013 period is related to interest expense on notes payable outstanding during 2012.

During the three months ended March 31, 2013, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $2,407.

During the three months ended March 31, 2013, the Company recorded non-cash other financing expenses related to the amortization of the debt discount related to the exchange of FPMI warrants on Notes payable of $4,793.

During the three months ended March 31, 2013, the Company recorded a gain on equity investment of $30,045 representing $13,200 related to the exchange of shares it owned in NuRx for intellectual property, and $16,845 related to the exchange of FPMI warrants related to Notes payable.

The Company’s net loss for the three months ended March 31, 2013 was $40,916 compared to net loss for the three months ended March 31, 2012 of $189,117.  The decrease in net losses in the three month periods ended March 31, 2013 compared to the comparable period in 2012 is due to lower losses on dispositions in the 2012 period partially offset by higher professional fees.

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash and cash equivalents of $4,991, as compared to cash and cash equivalents of $9,989 as of December 31, 2012.  During the three months ended March 31, 2013, the Company’s cash flows from financing activities totaled $37,000.  The overall net decrease in cash of $4,998 for the three months ended March 31, 2013, is attributable to net cash used for operating activities offset by cash received from financing activities.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The accounting policies discussed below are considered by management to be the most important to the Company’s financial condition and results of operations, and require management to make its most difficult and subjective judgments due to the inherent uncertainty associated with these matters. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and adjusted when necessary. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. Additional information on significant accounting principles is provided in Note 3 of the attached financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer/ principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2013. Based on this evaluation, the Company’s principal executive officer/ principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer/ principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 20, 2013	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer