Form 10-Q
period 2013-06-30
QUANTRX BIOMEDICAL CORP
filed 2013-08-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the issuer’s common stock as of August 14, 2013 was 52,528,644.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,420	$9,989
Accounts receivable	598	2,334
Inventories	2,306	2,564
Prepaid expenses	7,751	22,779
Note receivable	180,000	200,000
Total Current Assets	193,075	237,666

Investments	200,000	200,000
Property and equipment, net	3,833	4,380
Intangible assets, net	41,475	31,981
Total Assets	$438,383	$474,027

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$358,453	$375,040
Accrued expenses	2,362	16,978
Notes payable and accrued interest, net of discounts	513,801	417,548
Total Current Liabilities	874,616	809,566
Notes payable, long-term	44,000	44,000
Total Liabilities	918,616	853,566

Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):
Series B Convertible Preferred Stock; $0.01 par value, 20,500,000 authorized shares, 20,416,228 shares issued and outstanding	204,162	204,162
Common Stock; $0.01 par value; 150,000,000 authorized; 52,528,644 shares issued and outstanding, respectively	525,286	525,286
Common Stock to be issued	121,500	82,500
Additional paid-in capital	48,130,044	48,130,044
Accumulated deficit	(49,461,225)	(49,321,531)
Total Stockholders’ Equity (Deficit)	(480,233)	(379,539)

Total Liabilities and Stockholders’ Equity (Deficit)	$438,383	$474,027

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Revenue	$965	$2,304	$4,306	$6,819
Total Revenue	965	2,304	4,306	6,819

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	178	21	258	219
Sales, general and administrative	53,990	51,462	70,912	70,142
Professional fees	32,944	121,965	61,045	239,868
Research and development	1,864	6,779	3,211	7,140
Amortization	1,853	1,853	3,706	3,706
Depreciation	274	4,098	548	10,027
Total Costs and Operating Expenses	91,103	186,178	139,680	331,102

Loss from Operations	(90,138)	(183,874)	(135,374)	(324,283)

Other Income (Expense):
Interest and dividend income	4,000	4,000	8,000	8,000
Interest expense	(13,437)	(4,642)	(31,963)	(9,006)
Gain on exchange of equity investment	10,908	-	40,953	-
Other financing costs	(22,961)	-	(27,753)	-
Amortization of debt discount to interest expense	-	(33,626)	(2,407)	(99,485)
Gain on settlement of accounts payable	16,850	-	16,850	17,515
Loss on Impairment	(4,000)	-	(8,000)	-
Total Other Income (Expense), net	(8,640)	(34,268)	(4,320)	(82,976)

Loss Before Taxes	(98,778)	(218,142)	(139,694)	(407,259)

Provision for Income Taxes	-	-	-	-

Net Loss	$(98,778)	$(218,142)	$(139,694)	$(407,259)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	52,528,644	49,297,423	52,528,644	48,804,484

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(139,694)	$(407,259)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,253	13,733
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	30,160	48,987
Non-cash gain on exchange of equity investment	(40,953)
Non-cash expenses related to common stock warrants issued for consulting	-	74,122
Non-cash fair value of common stock issued as compensation	30,000	27,000
Non-cash fair value of common stock issued with notes payable	-	72,753
Net Gain on settlement of accounts payable	(16,850)	(18,690)
(Increase) Decrease in:
Accounts receivable	1,736	1,858
Escrow receivable	-	(5,375)
Interest receivable	(8,000)	(8,000)
Loss on impairment	8,000	-
Inventories	258	219
Prepaid expenses	15,028	12,777
Increase (decrease) in:
Accounts payable	9,264	61,324
Accrued interest and expenses	15,229	(14,388)

Net Cash Used by Operating Activities	(91,569)	(140,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for capital equipment	-	(5,475)
Payments received on note receivable	20,000	-

Net Cash Provided (Used) by Investing Activities	20,000	(5,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by Notes Payable	64,000	140,000

Net Cash Provided from financing activities	64,000	140,000

Net Increase (Decrease) in Cash and Cash Equivalents	(7,569)	(6,414)

Cash and Cash Equivalents, Beginning of Period	9,989	7,565

Cash and Cash Equivalents, End of Period	$2,420	$1,150

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for accounts payable	$9,000	$-
Fair value of warrants issued as compensation	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation

Overview

The Company has developed and ultimately intends to commercialize its innovative PAD based products for the over-the-counter (“OTC”) and laboratory markets based on its patented technology platforms, and its genomic diagnostics, based on its patented PadKit® technology for the worldwide healthcare industry.  These platforms include: inSync®, Unique™, PadKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.  These products are intended for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs.

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

On June 20, 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), and convey and transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business ("Diagnostics Business"). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s other business line will consist of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique pad for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

The Company’s current focus is to develop a financing and operating plan to: (i) leverage its broad-based intellectual property (IP) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and Diagnostics Business, either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets.  As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Recent Developments

Settlement of GUSA Note Receivable and Litigation.  On May 24, 2013, the Company and Genomics USA, Inc. ("GUSA") settled the Company’s complaint filed against GUSA seeking to recover all amounts due the Company under the terms of a promissory note in the principal amount of $200,000 (the "GUSA Note").  The Complaint was filed in the Supreme Court of the State of New York, and sought repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.   The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month shall be paid on the 7th day of each consecutive month thereafter for a total of 18 months.

Issuance of Additional Promissory Notes.  During the three months ended June 30, 2013, the Company issued two additional promissory notes to two investors in the principal amounts of $2,000, and $25,000 (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued an aggregate total of 27,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“FPMI Warrants”), to the investors. The FPMI Warrants expire on February 15, 2019.

The Notes accrue interest at the rate of 6% annually. The Notes were due and payable on June 30, 2013 (the “Maturity Date”), and are currently payable upon demand by the Note holders. The Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share. In addition, the holder may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holder of the Notes demands repayment.

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

3.  Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the three and six months ended June 30, 2013 of $30,000 and $30,000, respectively and for the three and six months ended June 30, 2012 of $27,000.

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

Expected Term. For options, the Company has no history of employee exercise patterns. Therefore, the Company uses the option term as the expected term. For warrants, the Company uses the actual term of the warrant.

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

Black Scholes Option Pricing Model.  During the second quarter of 2013, the Company has used an average risk-free interest rate of 3%, a dividend yield of 0%, and an average volatility of 261% to calculate the fair value of equity securities issued for services.

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

As of June 30, 2013, the Company had outstanding options exercisable for 304,500 shares of its common stock, warrants exercisable for 2,132,500 shares of its common stock, and preferred shares convertible into 20,416,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the quarter ended June 30, 2013.

As of June 30, 2012, the Company had outstanding options exercisable for 304,500 shares of its common stock, warrants exercisable for 6,529,873 shares of its common stock, and preferred shares convertible into 20,416,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the six months ended June 30, 2012.

Fair Value.  The Company has adopted ASC Topic 820, "Fair Value Measurements and Disclosures" for both financial and nonfinancial assets and liabilities.  The Company has not elected the fair value option for any of its assets or liabilities.

Reclassifications. Certain reclassifications have been made in the presentation of the financial statements for the three and six months ended June 30, 2012 to conform to the presentation of the financial statements for the three and six months ended June 30, 2013. These reclassifications had no effect on reported losses, total assets, or stockholders' equity as previously reported.

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

4.  Investments

	Warrants Held	Recognized Gain/(Loss)
Balance as of December 31, 2012	373,917	115,752
Warrants issued in connection with notes payable during the six months ended June 30, 2013	64,000	27,753
Balance as of June 30, 2013	309,917	143,505

In May 2011, FluoroPharma, Inc. ("FPI") entered into a reverse merger with FPMI. In connection with this transaction, the Company's warrants in FPI were exchanged for warrants in FPMI.  During 2012, the Company recognized a gain in the amount of $115,752 as a result of the issuance of certain of these warrants to holders of promissory notes of the Company that matured during the period. During the six months ended June 30, 2013, the Company recognized a gain of $27,753 as a result of the issuance of additional warrants issued as consideration for the issuance of additional promissory notes during the period.  As of June 30, 2013, the Company retained control over 309,917 warrants, the value of which has been deemed by the Company to be fully impaired.

5.  Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	June 30, 2013	December 31, 2012
Licensed patents and patent rights	$63,200	$50,000
Patents	41,004	41,004
Less: accumulated amortization	(62,730)	(59,024)
Intangibles, net	$41,474	$31,980

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the three and six months ended June 30, 2013 totaled $1,853 and $3,706, respectively. Amortization expense for the three and six months ended June 30, 2012 totaled $1,853 and $3,706 for the three and six months ended June 30, 2012, respectively. The estimated aggregate amortization expense for 2013 through 2015 is $7,412 for each year.

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

6.  Settlements of Accounts Payable

During the six months ended June 30, 2013, the Company settled an aggregate total of $35,850 of accounts payable and accrued expenses in consideration for the payment of $10,000 cash and 300,000 shares of Common Stock, valued at $9,000.    The Company has recorded gains on settlement of accounts payable of $16,850 during the six months ended June 30, 2013.

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

Between August 2012 and July, 2013, the Company issued promissory notes to four investors in the principal amounts of $10,000 (the “$10K Note”), $25,000 (the “$25K Note”), $15,000 (the “$15K Note”), $20,000 (the “$20K Note”), $17,000 (the "$17K Note"), $2,000 (the "$2K Note") and $25,000 (the “May $25K Note”) (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued: (i) 200,000 shares of its common stock to the purchaser of the $25K Note and the $15K Note, (ii) 8,496 FPMI warrants exercisable for $0.50 per share to the purchaser of the $10K Note, and (iii) an aggregate of 64,000 FPMI warrants exercisable for $1.00 per share to the purchasers of the $20K Note, the $17K Note, the $2K Note and the May $25K Note.

The Notes accrue interest at the rate of 6% annually. All of the Notes are currently due and payable on demand. The Notes are convertible at the option of each respective holder into shares of common stock at a conversion price equal to $0.10 per share. In addition, the holders may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the Notes demand repayment.

In connection with the issuance of all Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $106,261 and $28,998, respectively.  The Company will amortize these expenses over the life of the Notes.  As of December 31, 2012, the Company recorded interest expense related to the debt discount of $21,905 and $3,777 related to the beneficial conversion feature.  During the three and six months ended June 30, 2013, the Company recorded interest expense of $0 and $2,407, related to the debt discount and beneficial conversion feature.

In connection with the issuance of the $20K Note, $17K Note, the $2K Note and the May $25K Note, the Company has recorded debt discount and expenses in the amount of $27,753 related to the value of the exchange of 64,000 FPMI warrants to the holders of the Notes.  The Company will amortize the costs over the remaining life of these Notes.  As of June 30, 2013, the Company recorded other financing costs of $27,753 related to the debt discount on these Notes.

Long-Term Notes Payable. The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $553 and $1,114 for the three and six months ended June 30, 2013.

8.  Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	June 30, 2013	December 31, 2012
Prepaid insurance	$7,751	$22,779
Prepaid expenses	$7,751	$22,779

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(29,673)	(29,127)
Property and equipment, net	$3,833	$4,380

Accrued expenses:
Professional fees	$2,362	16,978
Accrued expenses	$2,362	16,978

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at June 30, 2013 and 2012 consisted of machinery and equipment with estimated useful lives of one to three years.

Depreciation expense for the three and six months ended June 30, 2013 was $274 and $548, respectively.  Depreciation expense for the three and six months ended June 30, 2012 was $4,098 and $10,027, respectively.

Expenditures for repairs and maintenance are expensed as incurred.

9.  Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of June 30, 2013.

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

Series B Convertible Preferred Stock.  The Company has authorized 20,500,000 shares of Series B Preferred, $0.01 par value.  The Series B Preferred ranks prior to the common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series B Preferred (“Junior Stock”).  Holders of the Series B Preferred are entitled to receive cash dividends, when, as and if declared by the Board of Directors, and they shall be entitled to receive an amount equal to the cash dividend declared on one share of Common Stock multiplied by the number of shares of Common Stock equal to the outstanding shares of Series B Preferred, on an as converted basis.  The holders of Series B Preferred have voting rights to vote as a class on matters (i) amending, altering or repealing the provisions of the Series B Preferred so as to adversely affect any right, preference, privilege or voting power of the Series B Preferred, or (ii) to effect any distribution with respect to Junior Stock.  At any time, the holders of Series B Preferred may, subject to limitations, elect to convert all or any portion of their Series B Preferred into fully paid non-assessable shares of Common Stock at a 1:1 conversion rate.

In December 2010, the Company issued 17,916,228 shares of its Series B Preferred in exchange for 3,583,246 shares of Series A-1 Preferred.  In May 2011, the Company issued 2,500,000 shares of its Series B Preferred to its financial advisor, with a deemed value of $37,500, for and in consideration for past professional services provided the Company, consisting of financial advisory, strategic consulting, litigation support, among other services.  At June 30, 2013, the Company had 20,416,228 shares of Series B Preferred issued and outstanding with a liquidation preference of $204,162, and convertible into 20,416,228 shares of common stock.

10.  Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value.  The Company had issued and outstanding 52,528,644 shares of its common stock at June 30, 2013 and December 31, 2012, respectively.  In December 2009, the shareholders of the Company approved an increase in the number of authorized common stock to 150,000,000 shares.  The increase took effect in January 2010 with the filing of the amendment to the articles of incorporation with the State of Nevada.

On May 21, 2013, the Company’s authorized the issuance of 1,000,000 shares of common stock to management as compensation for services.  During the three months ended June 30, 2013, the Company recorded $30,000 of compensation expense related to the fair value of the shares.

Other than the issuances to certain Note investors of an aggregate of 200,000 shares of the Company’s common stock, as described in Note 7 above, 1,800,000 shares of the Company’s common stock issued related to a professional services agreement, as described in Note 11 below, 300,000 shares issued as settlement of accounts payable, and 1,000,000 issued to management, in the six months ended June 30, 2013, no common stock, or options to purchase common stock, were issued or granted.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During the three and six months ended June 30, 2013 and 2012, the Company had no compensation expense related to employee stock options.

11.  Commitments and Contingencies

Professional Services Agreement.  On May 16, 2011, the Company entered into a consulting agreement with its financial advisor, pursuant to which it will provide certain business, corporate development, litigation support, financial and strategic consulting services to the Company for and in consideration of the payment of $12,000 per month.  Under the terms of the consulting agreement, however, amounts due thereunder were not paid, and instead were accrued, until the earlier to occur of such time as the Company's cash balance exceeded $1.5 million, or 24 months from the date of execution.  For each month in which payment of the cash component was deferred, the Company's financial advisor was to be issued a warrant exercisable for 200,000 shares of the Company's common stock at an exercise price of the higher of $0.20 per share or 105% of the closing price on the date of issuance.  The term of the consulting agreement is 18 months, and the term of the warrants was five years.

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

12.  Subsequent Events

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the date of this filing, and have determined that no subsequent events are reasonably likely to impact the financial statements.

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

The Company’s efforts to commercialize its products are currently contingent on additional financing to execute its business and operating plan, which is currently focused on the commercialization of the Company’s PAD technology, either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, the Company has executed a plan to substantially reduce expenses, including headcount, and to restructure and/or eliminate many of its outstanding liabilities.  This plan was necessary in order for the Company to continue as a going concern.  No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

For the period ending June 30, 2013, the Company had minority investments in Genomics USA, Inc. ("GUSA"). The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders. The Company currently does not realize any material value in its investment in GUSA.

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

Recent Developments

Settlement of GUSA Note Receivable and Litigation.  On May 24, 2013, the Company and Genomics USA, Inc. ("GUSA") settled the Company’s complaint filed against GUSA seeking to recover all amounts due the Company under the terms of a promissory note in the principal amount of $200,000 (the "GUSA Note").  The Complaint was filed in the Supreme Court of the State of New York, and sought repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.   The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month on the 7th day of each consecutive month thereafter for a total of 18 months.

Issuance of Additional Promissory Notes.  During the three months ended June 30, 2013, the Company issued two additional promissory notes to two investors in the principal amounts of $2,000, and $25,000 (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued an aggregate total of 27,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“FPMI Warrants”), to the investors. The FPMI Warrants expire on February 15, 2019.

The Notes accrue interest at the rate of 6% annually. The Notes were due and payable on June 30, 2013 (the “Maturity Date”), and are currently payable upon demand by the note holders. The Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share. In addition, the holder may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holder of the Notes demands repayment.

The Company presently intends to issue additional Promissory Notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional Promissory Notes.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 to the Three and Six Months Ended June 30, 2012

Total revenue for the three months ended June 30, 2013 and 2012 was $965 and $2,304, respectively. Total revenue for the six months ended June 30, 2013 and 2012 was $4,306 and $6,819, respectively. The fluctuations in revenue in the 2013 period compared to the same period in 2012 are due to fluctuations in royalty revenue.

Sales, general and administrative expense for the three months ended June 30, 2013 and 2012 was $53,990 and $51,462 respectively. Sales, general and administrative expense for the six months ended June 30, 2013 and 2012 was $70,912 and $70,142 respectively. The increase in sales, general and administrative expense is higher legal fees related to intellectual property incurred during the 2013 period.

Professional fees for the three months ended June 30, 2013 and 2012 were $32,944 and $121,965, respectively.  Professional fees for the six months ended June 30, 2013 and 2012 were $61,045 and $239,868, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees in the 2013 periods is directly related to decreased costs of consulting and professional services provided to the Company.

Research and development costs for the three months ended June 30, 2013 and 2012 were $1,864 and $6,779, respectively.  Research and development costs for the six months ended June 30, 2013 and 2012 were $3,211 and $7,140, respectively.  The decrease in research and development fees in the 2013 periods is directly attributable to the reduced research and development efforts due to suspension of operations at December 31, 2010.

Interest income for the three and six month periods ended June 30, 2013 and 2012, was $4,000 and $8,000, respectively, for each period.  The interest income related to the Company’s investment has been deemed to be fully impaired, accordingly the Company has recorded a loss on impairment in the 2013 periods of $4,000 and $8,000, respectively.

Interest expense for the three months ended June 30, 2013 and 2012, was $13,437 and $4,642, respectively.  Interest expense for the six months ended June 30, 2013 and 2012, was $31,963 and $9,006. The increase in interest expense in the 2013 period is related to a higher notes payable balance during the 2013 periods.

During the three and six months ended June 30, 2013, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $0 and $2,407, respectively.  During the three and six months ended June 30, 2012, non-cash interest expense related to the amortization of debt discount on notes payable was $33,626 and $99,485, respectively.

During the three and six months ended June 30, 2013, the Company recorded non-cash other financing expenses related to the amortization of the debt discount related to the exchange of FPMI warrants on Notes payable of $22,961 and $27,753, respectively.

During the three and six months ended June 30, 2013, the Company recorded a gain on equity investment of $10,908 and $40,593, respectively, representing gains related to the exchange of FPMI warrants related to Notes payable of $10,908 and $27,753, during the three and six month periods, respectively.  Also included as gain on equity investments during the six months ended June 30, 2013, is $13,200 related to the exchange of shares it owned in NuRx.

The Company’s net loss for the three months ended June 30, 2013 was $98,778 compared to net loss for the three months ended June 30, 2012 of $218,142.  Net loss for the six months ended June 30, 2013 was $139,694 compared to net loss for the six months ended June 30, 2012 of $407,259. The decrease in net losses in the three and six month periods ended June 30, 2013 compared to the comparable periods in 2012 is due to lower losses on dispositions in the 2012 period partially offset by higher professional fees.

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash and cash equivalents of $2,420, as compared to cash and cash equivalents of $9,989 as of December 31, 2012.  During the three months ended June 30, 2013, the Company’s cash flows from financing activities totaled $64,000.  The overall net decrease in cash of $7,569 for the six months ended June 30, 2013, is attributable to net cash used for operating activities offset by cash received from financing activities.

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

Management believes that, given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern. We are pursuing various funding options, including licensing opportunities and the sale of investment holdings, as well as a strategic transaction with our joint venture partner, to obtain additional funding to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be successful in our efforts. Should we be unable to raise adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The accounting policies discussed below are considered by management to be the most important to the Company’s financial condition and results of operations, and require management to make its most difficult and subjective judgments due to the inherent uncertainty associated with these matters. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and adjusted when necessary. We believe that our estimates and assumptions are reasonable under the circumstances. However, actual results may vary from these estimates and assumptions. Additional information on significant accounting principles is provided in Note 3 of the attached financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer/ principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Based on this evaluation, the Company’s principal executive officer/ principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer/ principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On April 8, 2013, the Company filed a Summary Judgment in Lieu of Complaint (the "Complaint") against Genomics USA, Inc. ("GUSA") to recover all amounts due the Company under the terms of a promissory note in the principal amount of $200,000 (the "GUSA Note").  The Complaint was filed in the Supreme Court of the State of New York, and sought repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.   On May 24, 2013, the Company and GUSA settled the Company’s complaint.  The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month shall be paid on the 7th day of each consecutive month thereafter for a total of 18 months.

As of the date hereof, there are no additional material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 2.  Unregistered Sales of Equity Securities, and Use of Proceeds

On May 21, 2013, the Company’s authorized the issuance of 1,000,000 shares of common stock to certain management as compensation for past services rendered to the Company.  During the three months ended June 30, 2013, the Company recorded $30,000 of compensation expense related to the fair value of the shares.  The Company did not receive any additional consideration in connection with the issuance of the shares to management.  The shares were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

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

Date: August 14, 2013	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer