Form 10-Q
period 2013-09-30
QUANTRX BIOMEDICAL CORP
filed 2013-11-19
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer’s common stock as of November 15, 2013 was 52,528,644.

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

-i-

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,467	$9,989
Accounts receivable	337	2,334
Inventories	2,076	2,564
Prepaid expenses	31,624	22,779
Note receivable	120,000	200,000
Total Current Assets	155,504	237,666

Investments	200,000	200,000
Note receivable	30,000	-
Property and equipment, net	3,559	4,380
Intangible assets, net	39,622	31,981
Total Assets	$428,685	$474,027

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$375,765	$375,040
Accrued expenses	25,361	16,978
Notes payable and accrued interest, net of discounts	525,539	417,548
Total Current Liabilities	926,665	809,566
Notes payable, long-term	44,000	44,000
Total Liabilities	970,665	853,566

Commitments and Contingencies		-
Stockholders’ Equity (Deficit):
Series B Convertible Preferred Stock; $0.01 par value, 20,500,000 authorized shares, 20,416,228 shares issued and outstanding	204,162	204,162
Common Stock; $0.01 par value; 150,000,000 authorized; 52,528,644 shares issued and outstanding, respectively	525,286	525,286
Common Stock to be issued	121,500	82,500
Additional paid-in capital	48,130,044	48,130,044
Accumulated deficit	(49,522,972)	(49,321,531)
Total Stockholders’ Equity (Deficit)	(541,980)	(379,539)

Total Liabilities and Stockholders’ Equity (Deficit)	$428,685	$474,027

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Revenue	$812	$6,045	$5,118	$12,864
Total Revenue	812	6,045	5,118	12,864

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	230	101	488	320
Sales, general and administrative	13,744	12,129	84,656	82,271
Professional fees	13,388	131,167	74,433	371,035
Research and development	20,083	14,126	23,294	21,266
Amortization	1,853	1,853	5,559	5,559
Depreciation	273	4,097	821	14,124
Total Costs and Operating Expenses	49,571	163,473	189,251	494,575

Loss from Operations	(48,759)	(157,428)	(184,133)	(481,711)

Other Income (Expense):
Interest and dividend income	3,085	4,000	11,085	12,000
Interest expense	(12,988)	(8,275)	(44,951)	(17,281)
Gain on exchange of equity investment	-	-	40,953	-
Other financing costs	-	-	(27,753)	-
Amortization of debt discount to interest expense	-	(1,114)	(2,407)	(100,599)
Gain on settlement of accounts payable	-	-	16,850	17,515
Loss on Impairment	(3,085)	-	(11,085)	-
Total Other Income (Expense), net	(12,988)	(5,389)	(17,308)	(88,365)

Loss Before Taxes	(61,747)	(162,817)	(201,441)	(570,076)

Provision for Income Taxes	-	-	-	-

Net Loss	$(61,747)	$(162,817)	$(201,441)	$(570,076)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	52,528,644	50,771,630	52,528,644	49,267,611

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(201,441)	$(570,076)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,380	19,683
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	30,160	51,294
Non-cash gain on exchange of equity investment	(40,953)
Non-cash expenses related to common stock warrants issued for consulting	-	99,994
Non-cash fair value of common stock issued as compensation	30,000	93,500
Interest receivable	(11,085)	(12,000)
Loss on impairment	11,085	-
Non-cash fair value of common stock issued with notes payable	-	64,726
Net Gain on settlement of accounts payable	16,850	18,960
(Increase) Decrease in:
Accounts receivable	1,997	(1,708)
Inventories	488	320
Prepaid expenses	(8,845)	(13,031)
Increase (decrease) in:
Accounts payable	(7,124)	82,942
Accrued interest and expenses	49,966	7,811

Net Cash Used by Operating Activities	(122,522)	(157,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for capital equipment	-	(5,475)
Payments received on note receivable	50,000	-

Net Cash Provided (Used) by Investing Activities	50,000	(5,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by Notes Payable	64,000	175,000

Net Cash Provided from financing activities	64,000	175,000

Net Increase (Decrease) in Cash and Cash Equivalents	(8,522)	11,670

Cash and Cash Equivalents, Beginning of Period	9,989	7,565

Cash and Cash Equivalents, End of Period	$1,467	$19,235

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$576
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for accounts payable	$9,000	$68,000

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

Recent Developments

Settlement of GUSA Note Receivable and Litigation.  On May 24, 2013, the Company and Genomics USA, Inc. ("GUSA") settled the Company’s complaint filed against GUSA seeking to recover all amounts due to the Company under the terms of a promissory note in the principal amount of $200,000 (the "GUSA Note").  The Complaint was filed in the Supreme Court of the State of New York, and sought repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.   The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month shall be paid on the 7th day of each consecutive month thereafter for a total of 18 months.   During the three and nine months ended September 30, 2013, the Company received $30,000 and $50,000, respectively, in payments on the GUSA Note.

Issuance of Additional Promissory Notes.  During the nine months ended September 30, 2013, the Company issued two promissory notes to two investors in the principal amounts of $2,000, and $25,000 (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued an aggregate total of 27,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“FPMI Warrants”), to the investors. The FPMI Warrants expire on February 15, 2019.

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

On October 29, 2013, the holder of certain outstanding Notes totaling approximately $228,000 in principal and accrued interest agreed to cancel such notes in exchange for a new note with a face amount of $228,000 maturing on March 31, 2014 and 100,000 FPMI Warrants. Separately, our financial advisor agreed to exchange $362,500 of  fees accrued from May 15, 2012 to October 15, 2013 that are payable in cash on December 31, 2013 for a note with a face amount of $362,500 maturing on March 31, 2014 and 100,000 FPMI warrants.  These notes accrue 8% interest per annum, and are due and payable on March 31, 2014.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the nine months ended September 30, 2013 of $30,000, and for the nine months ended September 30, 2012 of $27,000.

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete.

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

Black Scholes Option Pricing Model.  During the nine months ending September 30, 2013, the Company has used an average risk-free interest rate of 3%, a dividend yield of 0%, and an average volatility of 261% to calculate the fair value of equity securities issued for services.

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

As of September 30, 2013, the Company had outstanding options exercisable for 304,500 shares of its common stock, warrants exercisable for 1,785,000 shares of its common stock, and preferred shares convertible into 20,416,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the nine months ended September 30, 2013.

As of September 30, 2012, the Company had outstanding options exercisable for 304,500 shares of its common stock, warrants exercisable for 2,771,000 shares of its common stock, and preferred shares convertible into 20,416,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the nine months ended September 30, 2012.

Fair Value.  The Company has adopted ASC Topic 820, "Fair Value Measurements and Disclosures" for both financial and nonfinancial assets and liabilities.  The Company has not elected the fair value option for any of its assets or liabilities.

Reclassifications. Certain reclassifications have been made in the presentation of the financial statements for the three and nine months ended September 30, 2012 to conform to the presentation of the financial statements for the three and nine months ended September 30, 2013. These reclassifications had no effect on reported losses, total assets, or stockholders' equity as previously reported.

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

4.  Investments

	Warrants Held	Recognized Gain/(Loss)
Balance as of December 31, 2012	373,917	115,752
Warrants issued in connection with notes payable during the nine months ended September 30, 2013	64,000	27,753
Balance as of September 30, 2013	309,917	143,505

In May 2011, FluoroPharma, Inc. ("FPI") entered into a reverse merger with FPMI. In connection with this transaction, the Company's warrants in FPI were exchanged for warrants in FPMI.  During 2012, the Company recognized a gain in the amount of $115,752 as a result of the issuance of certain of these warrants to holders of promissory notes of the Company that matured during the period. During the nine months ended September 30, 2013, the Company recognized a gain of $27,753 as a result of the issuance of additional warrants issued as consideration for the issuance of additional promissory notes during the period.  As of September 30, 2013, the Company retained control over 309,917 warrants, the value of which has been deemed by the Company to be fully impaired. However, following the quarter ended September 30, 2013, the Company assigned an aggregate total of 200,000 of the remaining FPMI Warrants to a certain note holder and to our financial advisor. See Note 12, "Subsequent Events" for a further discussion of these transactions.

5.  Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2013	December 31, 2012
Licensed patents and patent rights	$63,200	$50,000
Patents	41,004	41,004
Less: accumulated amortization	(64,582)	(59,023)
Intangibles, net	$39,622	$31,981

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the three and nine months ended September 30, 2013 totaled $1,853 and $5,559, respectively. Amortization expense for the three and nine months ended September 30, 2012 totaled $1,853 and $5,559, respectively. The estimated aggregate amortization expense for 2013 through 2015 is $7,412 for each year.

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

6.  Settlements of Accounts Payable

During the nine months ended September 30, 2013, the Company settled an aggregate total of $35,850 of accounts payable and accrued expenses in consideration for the payment of $10,000 cash and 300,000 shares of common stock, valued at $9,000. The Company has recorded gains on settlement of accounts payable of $16,850 during the nine months ended September 30, 2013.

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

In connection with the issuance of all Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $106,261 and $28,998, respectively.  The Company will amortize these expenses over the life of the Notes.  As of December 31, 2012, the Company recorded interest expense related to the debt discount of $21,905 and $3,777 related to the beneficial conversion feature.  During the three and nine months ended September 30, 2013, the Company recorded interest expense of $0 and $2,407, related to the debt discount and beneficial conversion feature.

In connection with the issuance of the $20K Note, $17K Note, the $2K Note and the May $25K Note, the Company has recorded debt discount and expenses in the amount of $27,753 related to the value of the exchange of 64,000 FPMI warrants to the holders of the Notes.  The Company will amortize the costs over the remaining life of these Notes.  As of September 30, 2013, the Company recorded other financing costs of $27,753 related to the debt discount on these Notes.

On October 29, 2013, the holder of certain outstanding Notes totaling approximately $228,000 in principal and accrued interest agreed to cancel such notes in exchange for a new note with a face amount of $228,000 maturing on March 31, 2014 and 100,000 FPMI Warrants. Separately, our financial advisor agreed to exchange $362,500 of  fees accrued from May 15, 2012 to October 15, 2013 that are payable in cash on December 31, 2013 for a note with a face amount of $362,500 maturing on March 31, 2014 and 100,000 FPMI warrants.  These notes accrue 8% interest per annum, and are due and payable on March 31, 2014.

Long-Term Notes Payable. The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $579 and $1,694 for the three and nine months ended September 30, 2013.

8.  Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	September 30, 2013	December 31, 2012
Prepaid insurance	$31,624	$22,779
Prepaid expenses	$31,624	$22,779

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(29,947)	(29,127)
Property and equipment, net	$3,559	$4,380

Accrued expenses:
Other Accrued expenses	$25,361	16,978
Accrued expenses	$25,361	16,978

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at September 30, 2013 and 2012 consisted of machinery and equipment with estimated useful lives of one to three years.

Depreciation expense for the three and nine months ended September 30, 2013 was $273 and $821, respectively.  Depreciation expense for the three and nine months ended September 30, 2012 was $4,097 and $14,124, respectively.

Expenditures for repairs and maintenance are expensed as incurred.

9.  Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of September 30, 2013.

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

In December 2010, the Company issued 17,916,228 shares of its Series B Preferred in exchange for 3,583,246 shares of Series A-1 Preferred.  In May 2011, the Company issued 2,500,000 shares of its Series B Preferred to its financial advisor, with a deemed value of $37,500, for and in consideration for past professional services provided the Company, consisting of financial advisory, strategic consulting, litigation support, among other services.  At September 30, 2013, the Company had 20,416,228 shares of Series B Preferred issued and outstanding with a liquidation preference of $204,162, and convertible into 20,416,228 shares of common stock.

10.  Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value.  The Company had issued and outstanding 52,528,644 shares of its common stock at September 30, 2013 and December 31, 2012.  In December 2009, the shareholders of the Company approved an increase in the number of authorized common stock to 150,000,000 shares.  The increase took effect in January 2010 with the filing of the amendment to the articles of incorporation with the State of Nevada.

On May 21, 2013, the Company’s authorized the issuance of 1,000,000 shares of common stock to management as compensation for services.  During the three months ended September 30, 2013, the Company recorded $30,000 of compensation expense related to the fair value of the shares.

Other than the issuances to certain Note investors of an aggregate of 200,000 shares of the Company’s common stock, as described in Note 7 above, 1,800,000 shares of the Company’s common stock issued related to a professional services agreement, as described in Note 11 below, 300,000 shares issued as settlement of accounts payable, and 1,000,000 issued to management, in the nine months ended September 30, 2013, no common stock, or options to purchase common stock, were issued or granted.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During the three and nine months ended September 30, 2013 and 2012, the Company had no compensation expense related to employee stock options.

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

12.  Subsequent Events

Issuance of Additional Promissory Notes

On October 29, 2013, the holder of certain outstanding Notes totaling approximately $228,000 in principal and accrued interest agreed to cancel such notes in exchange for a new note with a face amount of $228,000 maturing on March 31, 2014 and 100,000 FPMI Warrants. Separately, our financial advisor agreed to exchange $362,500 of  fees accrued from May 15, 2012 to October 15, 2013 that are payable in cash on December 31, 2013 for a note with a face amount of $362,500 maturing on March 31, 2014 and 100,000 FPMI warrants.  These notes accrue 8% interest per annum, and are due and payable on March 31, 2014.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the date of this filing, and have determined, other than those events disclosed in herein, that no subsequent events are reasonably likely to impact the financial statements.

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

For the period ending September 30, 2013, the Company had minority investments in Genomics USA, Inc. ("GUSA"). The Company is currently evaluating its minority equity interest in GUSA with the objective of extracting the value of such investment for the benefit of the Company and its shareholders. The Company currently does not realize any material value in its investment in GUSA.

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

Recent Developments

Settlement of GUSA Note Receivable and Litigation.  On May 24, 2013, the Company and Genomics USA, Inc. ("GUSA") settled the Company’s complaint filed against GUSA seeking to recover all amounts due the Company under the terms of a promissory note in the principal amount of $200,000 (the "GUSA Note").  The Complaint was filed in the Supreme Court of the State of New York, and sought repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.   The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month on the 7th day of each consecutive month thereafter for a total of 18 months. During the three and nine months ended September 30, 2013, the Company received $30,000 and $50,000 in payments on the GUSA Note.

Issuance of Additional Promissory Notes.  During the nine months ended September 30, 2013, the Company issued two additional promissory notes to two investors in the principal amounts of $2,000, and $25,000 (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued an aggregate total of 27,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“FPMI Warrants”), to the investors. The FPMI Warrants expire on February 15, 2019.

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

On October 29, 2013, the holder of certain outstanding Notes totaling approximately $228,000 in principal and accrued interest agreed to cancel such notes in exchange for a new note with a face amount of $228,000 maturing on March 31, 2014 and 100,000 FPMI Warrants. Separately, our financial advisor agreed to exchange $362,500 of  fees accrued from May 15, 2012 to October 15, 2013 that are payable in cash on December 31, 2013 for a note with a face amount of $362,500 maturing on March 31, 2014 and 100,000 FPMI warrants.  These notes accrue 8% interest per annum, and are due and payable on March 31, 2014.

The Company presently intends to issue additional Promissory Notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional Promissory Notes.

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 to the Three and Nine Months Ended September 30, 2012

Total revenue for the three months ended September 30, 2013 and 2012 was $812 and $6,045, respectively. Total revenue for the nine months ended September 30, 2013 and 2012 was $5,118 and $12,864, respectively. The fluctuations in revenue in the 2013 period compared to the same period in 2012 are due to fluctuations in royalty revenue. Until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of additional financing, management does not anticipate that revenue will materially increase above amounts received in the current fiscal quarter.

Sales, general and administrative expense for the three months ended September 30, 2013 and 2012 was $13,744 and $12,129 respectively. Sales, general and administrative expense for the nine months ended September 30, 2013 and 2012 was $84,656 and $82,271 respectively. The increase in sales, general and administrative expense is higher legal fees related to intellectual property incurred during the 2013 period.

Professional fees for the three months ended September 30, 2013 and 2012 were $13,388 and $131,167, respectively.  Professional fees for the nine months ended September 30, 2013 and 2012 were $74,433 and $371,035, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees in the 2013 periods is directly related to decreased costs of consulting and professional services provided to the Company.

Research and development costs for the three months ended September 30, 2013 and 2012 were $20,083 and $14,126, respectively.  Research and development costs for the nine months ended September 30, 2013 and 2012 were $23,294 and $21,266, respectively.  The increase in research and development fees in the 2013 periods is directly attributable to the costs associated with clinical trial expense in the 2013 period.

Interest income for the three and nine month periods ended September 30, 2013 and 2012, was $3,085 and $11,085, respectively, for each period.  The interest income related to the Company’s investment has been deemed to be fully impaired, accordingly the Company has recorded a loss on impairment in the 2013 periods of $3,085 and $11,085, respectively.

Interest expense for the three months ended September 30, 2013 and 2012, was $12,988 and $8,275, respectively.  Interest expense for the nine months ended September 30, 2013 and 2012, was $44,951 and $17,281. The increase in interest expense in the 2013 period is related to a higher notes payable balance during the 2013 periods.

During the nine months ended September 30, 2013, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $2,407.  During the three and nine months ended September 30, 2012, non-cash interest expense related to the amortization of debt discount on notes payable was $1,114 and $100,599, respectively.

During the three and nine months ended September 30, 2013, the Company recorded non-cash other financing expenses related to the amortization of the debt discount related to the exchange of FPMI warrants on Notes payable of $0 and $27,753, respectively.

During the three and nine months ended September 30, 2013, the Company recorded a gain on equity investment of $0 and $40,953, respectively, representing gains related to the exchange of FPMI warrants related to Notes payable of $0 and $27,773, during the three and nine month periods, respectively.  Also included as gain on equity investments during the nine months ended September 30, 2013, is $13,200 related to the exchange of shares it owned in NuRx.

The Company’s net loss for the three months ended September 30, 2013 was $61,747 compared to net loss for the three months ended September 30, 2012 of $162,817.  Net loss for the nine months ended September 30, 2013 was $201,441 compared to net loss for the nine months ended September 30, 2012 of $570,076. The decrease in net losses in the three and nine month periods ended September 30, 2013 compared to the comparable periods in 2012 is due to lower losses on dispositions in the 2012 period partially offset by higher professional fees.

Liquidity and Capital Resources

As of September 30, 2013, the Company had cash and cash equivalents of $1,467, as compared to cash and cash equivalents of $9,989 as of December 31, 2012.  During the three months ended September 30, 2013, the Company’s cash flows from investing activities totaled $50,000 and cash flows from financing activities totaled $64,000.  The overall net decrease in cash of $8,523 for the nine months ended September 30, 2013, is attributable to net cash used for operating activities offset by cash received from financing activities.

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

We determine the fair value of the share-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete.

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

Under the supervision and with the participation of our management, including our principal executive officer/ principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2013. Based on this evaluation, the Company’s principal executive officer/ principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer/ principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 19, 2013	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer