Form 10-K
period 2013-12-31
QUANTRX BIOMEDICAL CORP
filed 2014-04-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	[ ]	Accelerated filer [ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013):  $1,844,793.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 4, 2014: 52,728,644 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

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

The Company’s efforts to commercialize its products are currently contingent on the receipt of additional financing required to execute its business and operating plan, which is currently focused on the commercialization of the Company’s PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, the Company has had nominal operations, focused principally on the limited online sale of our Unique® Miniform PAD product and maintaining compliance with the public company reporting requirements.   No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

     On June 20, 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), to convey and transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business ("Diagnostics Business"). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, which the Company intends to affect during the current fiscal year, the Company’s other business line will consist of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

     The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) leverage its broad-based intellectual property (“IP”) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets.  As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on limited online sale of our Unique® Miniform PAD product, and obtaining financing necessary to maintain the Company as a going concern.

Our Business

Management’s objective is to develop the Company’s innovative PAD based products through genomic testing, although commercialization efforts are conditioned on securing adequate financing.  Assuming the availability of adequate working capital, the Company’s objective is to target significant market opportunities for its products through the following platforms:

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

Intellectual Property Rights and Patents

As of December 31, 2013, the Company had seventeen (17) patents issued, three (3) patents pending, and two (2) licensed patents.  Our issued patents expire between 2014 and 2024; however, the Company may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development.  The Company also holds both United States and foreign trademarks, including QuantRx, PADkit, inSync, and Unique, and has applied for the rights to several others.

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

Licensing, Distribution and Development Agreements

On August 14, 2008, the Company entered into a ten-year Technology License Agreement with Church & Dwight Co., Inc. (“Church & Dwight”). Under the terms of the Agreement, Church & Dwight acquired exclusive world-wide rights to use certain Company technology related to a jointly developed at-home diagnostic test and began distributing the product in early 2009, resulting in the Company receiving royalties on net sales of the product in 2013 and 2012 of $6,113 and $14,529 respectively.

The Company licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings from The Procter & Gamble Company. The five-year license agreement was entered into July 2006 and has a five-year automatic renewal option.  Although the Company renewed the agreement in 2011, payments have been suspended due to the Company’s current financial condition.  The Company has subsequently filed for a patent to address the technology used in its treated miniforms, which was issued during 2013.

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

Research and Development Activities

The Company spent $27,917 and $24,894 on research and development activities during the years ended December 31, 2013 and 2012, respectively.  The increase in research and development fees in the 2013 periods is directly attributable to the costs associated with clinical trial expense in the 2013 period.

Employees

As of December 31, 2013, we had no employees; however, the Company has four part-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect the Company’s intellectual property and other assets. Our employees have never been represented by a labor organization or covered by a collective bargaining agreement.

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

Currently, the Company is not generating significant revenue from operations.  The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes.  In the past, the Company also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments.

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

We have promissory notes in the aggregate principal amount of approximately $268,000 that are due and payable on demand.  We have issued additional promissory notes in the aggregate principal amount of approximately $467,000 that are due and payable on demand in the year ended December 31, 2014.  In the event that demand for repayment is made,  and we are not able to raise sufficient capital to pay such notes or otherwise restructure the same, we will be in default and will not be able to continue as a going concern.

During the years ended December 31, 2013 and 2012, we issued promissory notes with a principal amount aggregating approximately $736,000, of which approximately $268,000 were due and payable at December 31, 2013, bearing interest at 12.0% per annum, and approximately $467,000 were due and payable March 31, 2014, bearing interest at 8.0% per annum.   In the event the holders demand repayment and we are unable to pay such notes or restructure the notes, the notes will be in default, and the Company may not be able to continue as a going concern.  In the event of a default, among other remedies, the interest rate paid in connection with the notes increases to 12% per annum.

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

As of the year ended December 31, 2013, the Company had an accumulated deficit of $49,689,862.  Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Since the Company presently has limited sources of revenues, we will incur substantial and increasing losses in 2014. We cannot assure you that we will ever become profitable.

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

We currently do not have any full-time employees, resulting from out objective of substantially reducing expenses.  At such time as we recommence operations, we may be unable to attract skilled personnel and maintain key.

The success of our business will depend, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense among numerous pharmaceutical and biotechnology companies, universities and other research institutions.  As a result of the suspension of the development of our PAD based products, we do not have any full-time employees, and currently rely on consultants and/or contract managers to manage the business and operations of the Company.  There can be no assurance that the Company will be able to attract and retain skilled personnel at such time as it recommences operations, and the failure to do so would have a material adverse effect on the Company.

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

Trading of our Common Stock, which is conducted on the OTCQB marketplace (the “OTCQB”), has been limited.  This adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts and the media’s coverage of us.  This may result in lower prices for our Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our Common Stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company did not maintain a corporate headquarters during the year ended December 31, 2013. During the year ended December 31, 2012, the Company reduced its operations and ceased to maintain corporate headquarters. The Company has no further obligation under any prior lease agreements, and currently is planning to transfer operations to a new facility pending obtaining financing to recommence operations.

ITEM 3.  LEGAL PROCEEDINGS

On April 8, 2013, the Company filed a Motion for Summary Judgment in Lieu of Complaint (the “Complaint”) against Genomics USA, Inc. ("GUSA") to recover all amounts due the Company under the terms of a promissory note in the principal amount of $200,000.  (“GUSA Note”).  The Complaint was filed in the Supreme Court of the State of New York, and sought repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.   On May 24, 2013, the Company and GUSA settled the Company’s complaint.  The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month has been paid on the 7th day of each consecutive month thereafter.  As of the date of this report, a total of $120,000 remains due under the terms of the settlement agreement, which amount will be paid monthly for a total of 12 months.

As of the date hereof, there are no additional material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our Common Stock trades on the OTCQB under the symbol “QTXB”. The prices below are based on high and low reported sales prices as reported by the OTC Markets during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.
	High	Low
Year ended December 31, 2013
Fourth Quarter	$0.04	$0.01
Third Quarter	$0.04	$0.02
Second Quarter	$0.14	$0.02
First Quarter	$0.09	$0.02

Year ended December 31, 2012
Fourth Quarter	$0.04	$0.03
Third Quarter	$0.06	$0.04
Second Quarter	$0.09	$0.05
First Quarter	$0.11	$0.06

Stockholders

As of December 31, 2013, there were approximately 240 shareholders of record of our Common Stock, one of which was Cede & Co., a nominee for the Depository Trust Company or DTC.  Shares of Common Stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not declared nor paid any cash dividends on our Common Stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

We issued unsecured promissory notes in unregistered transactions during fiscal year 2013. All of the notes were issued in non-registered transactions in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission during the fiscal year ended December 31, 2013.

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

The Company’s efforts to commercialize its products are currently contingent on the receipt of additional financing required to execute its business and operating plan, which is currently focused on the commercialization of the Company’s PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, the Company has had nominal operations, focused principally on the limited online sale of our Unique® Miniform PAD product and maintaining compliance with the public company reporting requirements.   No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

On June 20, 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), to convey and transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business ("Diagnostics Business"). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, which the Company intends to affect during the current fiscal year, the Company’s other business line will consist of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

     The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) leverage its broad-based intellectual property (“IP”) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets.  As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on limited online sale of our Unique® Miniform PAD product, and obtaining financing necessary to maintain the Company as a going concern.

The following discussion of our financial condition should be read together with our financial statements and related notes included in this Annual Report on Form 10-K.

2013 Developments

Settlement of GUSA Note Receivable and Litigation.  On May 24, 2013, the Company and Genomics USA, Inc. ("GUSA") settled the Company’s complaint filed against GUSA, wherein the Company sought to recover all amounts due under the terms of a promissory note in the principal amount of $200,000 (the "GUSA Note").  The Complaint was filed in the Supreme Court of the State of New York, and sought repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.   The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month shall be paid on the 7th day of each consecutive month thereafter for a total of 18 months.   During the year ended December 31, 2013, the Company received payments of $80,000 towards the GUSA Note.

Issuance of Additional Promissory Notes.  During the year ended December 31, 2013, the Company issued promissory notes to two investors in the principal amounts of $25,000 (the “$25K Note”), $2,000 (the “$2K Note”), $20,000 (the “$20K Note”) and $17,000 (the "$17K Note") (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued an aggregate total of 64,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“$1.00 FPMI Warrants”). The $1.00 FPMI Warrants expire on February 15, 2019.

The Notes accrue interest at the rate of 6% annually, and are currently due and payable on demand. The Notes are convertible at the option of each respective holder into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a conversion price equal to $0.10 per share. In addition, the holders may exchange the Notes for Common Stock in the event the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $500,000 (“Qualified Financing”). While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the Notes demand repayment.

On October 29, 2013, the holder of certain outstanding Notes totaling approximately $217,000 in principal and accrued interest agreed to cancel such notes in exchange for a new note with a face amount of $217,000, maturing on June 30, 2014, and 100,000 $1.00 FPMI Warrants.

Separately, our financial advisor, agreed to exchange $216,000 of fees accrued from May 15, 2011 to October 15, 2012 that are payable in cash on December 31, 2013 for a note in the face amount of $250,000 maturing on June 30, 2014 and 100,000 FPMI warrants.  These notes accrue 8% interest per annum, and are due and payable on June 30, 2014. Additionally, we entered into a new financial advisory agreement on October 29, 2013, which replaced the previous agreement that expired on October 15, 2012.  Pursuant to this Agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013. The initial term of the Agreement expires on December 31, 2014. The advisor agreed to defer the cash fees due under the new Agreement until June 30, 2014.

The Company presently intends to issue additional Notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional Notes.

Exchange Agreement. On March 1, 2013, the Company entered into an Exchange Agreement with NuRx Pharmaceuticals, Inc. (“NuRx”) and QN Diagnostics, LLC (“QND”), pursuant to which the Company exchanged the shares of NuRx Common Stock received under the terms of the settlement agreement with NuRx in July 2011 for certain patents, trademarks and other intellect property formerly held by NuRx and QND covering point-of-care lateral flow diagnostics (RapidSense™) and related oral fluid collection technologies. The Company recorded the value associates with this exchange at $13,200, and will amortize these costs over the remaining useful lives of the intellectual property exchanged.

Our Results of Operations

 We recognized total revenues of $6,113 and $15,236 for the years ended December 31, 2013 and 2012, respectively.  The decrease is due to lower sales of licensed products in the 2013 period.  Until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of additional financing, management does not anticipate that revenue will materially increase above amounts received during the year ended December 31, 2013.

Total costs and operating expenses for the years ended December 31, 2013 and 2012 were $383,074 and $509,524, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Sales, general and administrative	$111,232	$129,174
Professional fees	$234,155	$344,772
Research and development	$27,917	$24,894
Other operating expense, net	$9,770	$10,684

Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission. The increase in sales, general and administrative expenses in the year ended December 31, 2013 compared to the year ended December 31, 2012 is higher legal fees related to intellectual property incurred during the 2013 period. Included in sales, general and administrative expenses for the year ended December 31, 2013 are non-cash expenses of $39,000 related to stock issued as payment for board and other administrative services.

Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease in professional fees in the 2013 period is directly related to decreased costs of consulting and professional services provided to the Company.

Research and development expense during 2013 primarily reflects technical consulting and expenses incurred to support the PAD-development and related products.  The increase in research and development fees during the year ended December 31, 2013, as compared to the year ended December 31, 2012, is directly attributable to the costs associated with clinical trial expense in the 2013 period.

Other operating expenses for the years ended December 31, 2013 and 2012 were $9,480 and $10,684, respectively.  The decrease in other operating expenses is due primarily to decreased depreciation expenses in the 2013 period.

            Other income and expense for the years ended December 31, 2013 and 2012 was income of $18,630 and expense of $223,679, respectively.  Highlights of the major components of other income and expense our results of operations are detailed and discussed below:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Gain on settlement of accounts payable	$16,850	$17,515
Amortization of debt discount to interest expense	$(2,407)	$(102,655)
Interest expense	$(56,931)	$(25,247)
Loss on dispositions	$-	$(33,603)
Loss on impairment	$(13,706)	$(95,689)
Interest, dividend and rental income	$13,706	$16,000
Gain on securities	$86,944	$115,752
Other financing costs	$(39,026)	$(115,752)
Gain on acquisition of IP	$13,200	$-

During the years ended December 31, 2013 and 2012, the Company recorded gains on the settlement of accounts payable and accrued expense related to settlement agreements reached with its vendors and compensation settlements reached with executive management.   During 2012, the Company settled an aggregate total of $32,515 of accounts payable for $15,000 in cash.  During 2012, the Company disposed of $33,603 assets related to its former joint venture.

                During the years ended December 31, 2013 and 2012, interest expense increased to $56,931 from $25,247 primarily due to outstanding notes payable in the 2013 period.

Net loss for 2013 was $358,331 compared to net loss of $717,967 reported for 2012.  The decrease in net losses during the year ended December 31, 2013 as compared to the same period for 2012 is due to lower losses on dispositions in the 2013 period partially offset by higher professional fees, as well as all the factors previously discussed.

Liquidity and Capital Resources

At December 31, 2013, the Company had cash and cash equivalents of $4,457 as compared to $9,989 at December 31, 2012.

During the year ended December 31, 2013, we used $149,532 of cash for operating activities, as compared to $182,101 during the year ended December 31, 2012. The overall net decrease in cash of $5,532 for the year ended December 31, 2013, is attributable to net cash used for operating activities offset by cash received from financing activities.

During the year ended December 31, 2013, cash provided by investing activities totaled $80,000 from the receipt of payments on the GUSA Note during the year.

     Cash provided by financing activities during the year ended December 31, 2013 was $64,000 as compared to $190,000 during the year ended December 31, 2012. During 2013, cash provided for financing activities was through the issuance of the Notes.

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

Management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern. We are pursuing various funding options, including licensing opportunities and the sale of investment holdings, as well other financing transactions, to obtain additional funding to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be successful in our efforts. Should we be unable to raise adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

We determine the fair value of the share-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2013 and 2012, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited balance sheets for the years ended December 31, 2013 and 2012 and audited statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2013. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the U.S. as of December 31, 2013. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2010 Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

QuantRx will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2013. The information required by this item will appear in that definitive proxy statement and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

QuantRx will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2013. The information required by this item will appear in that definitive proxy statement and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

QuantRx will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2013. The information required by this item will appear in that definitive proxy statement and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

QuantRx will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2013. The information required by this item will appear in that definitive proxy statement and is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

QuantRx will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2013. The information required by this item will appear in that definitive proxy statement and is incorporated by reference herein.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this annual report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Form 10-KSB filed on April 16, 2001)
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated November 30, 2005 (incorporated by reference to Exhibit 3.2 filed with Form 10-KSB on March 31, 2006)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 filed with Form 10KSB40/A filed on September 23, 1999)
3.4	Certificate of Amendment to the Bylaws of the Company dated December 2, 2005 (incorporated by reference to Exhibit 3.4 filed with Form 10-KSB on March 31, 2006)
3.5**	Certificate of Amendment to the Articles of Incorporation dated January 25, 2010
3.6**	Certificate of Withdrawal of the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock, dated November 19, 2010
3.7	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 filed with Form 10-K on April 14, 2011)
4.1	Form of Warrant to Purchase Shares of Common Stock of QuantRx Biomedical Corporation, dated October 2007 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 24, 2007)
4.2	Form of Warrant to Purchase Shares of Common Stock of QuantRx issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 4.2 filed with Form 8-K on January 29, 2008)
4.3	Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated June 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.2 filed with Form 8-K on July 28, 2008)
4.4
Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated August 2008, issued by QuantRx in favor of lender. (incorporated by reference to Exhibit 4.2 filed with Form 8-K on August 27, 2008)

4.5	Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.4 filed with Form 8-K on August 5, 2009)
4.6	Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.5 filed with Form 8-K on August 5, 2009)
10.1	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007)
10.2	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009)
10.3	Settlement Agreement and Release, dated as of July 7, 2011, by and between the Company and NuRx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on July 8, 2011).
14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101..DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**          Document is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: April 14, 2014	By:	/s/ Shalom Hirschman
Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 14, 2014	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: April 14, 2014	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director

Date: April 14, 2014	By:	/s/ Michael Abrams
Michael Abrams, Director

QUANTRX BIOMEDICAL CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of QuantRx Biomedical Corporation

We have audited the accompanying consolidated balance sheets of QuantRx Biomedical Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the in the two-year period ended December 31, 2013. QuantRx Biomedical Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corporation as of December, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not included any adjustments that might result from the outcome of this uncertainty.

/s/ MartinelliMick PLLC
MartinelliMick PLLC
Spokane, WA

April 14, 2014

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$4,457	$9,989
Accounts receivable	917	2,334
Interest receivable – related party, less impairment reserve of $59,935 and $95,689	-	-
Inventories	1,978	2,564
Prepaid expenses	30,218	22,779
Note receivable	120,000	200,000
Total Current Assets	157,570	237,666

Investments	200,000	200,000
Property and equipment, net	3,285	4,380
Intangible assets, net	37,092	31,981
Total Assets	$397,947	$474,027

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$285,412	$375,040
Accrued expenses	19,711	16,978
Notes payable, net of discount	738,694	417,548
Total Current Liabilities	1,043,817	809,566
Notes payable, long-term	44,000	44,000
Total Liabilities	1,087,817	853,566

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares: 20,416,228 issued and outstanding	204,162	204,162
Common Stock; $0.01 par value; 150,000,000 authorized; 52,728,644 and 52,528,644 shares issued and outstanding, respectively	527,286	525,286
Common Stock to be issued	120,000	82,500
Additional paid-in capital	48,138,544	48,130,044
Accumulated deficit	(49,679,862)	(49,321,531)
Total Stockholders’ Equity (Deficit)	(689,870)	(379,539)

Total Liabilities and Stockholders’ Equity (Deficit)	$397,947	$474,027

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
Revenues:
Revenues	$6,113	$15,236
Total Revenues	6,113	15,236

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	586	346
Sales, general and administrative	111,232	129,174
Professional fees	234,155	344,772
Research and development	27,917	24,894
Amortization	8,089	7,412
Depreciation	1,095	2,926
Total Costs and Operating Expenses	383,074	509,524

Loss from Operations	(376,961)	(494,288)

Other Income (Expense):
Interest and dividend income	13,706	16,000
Interest expense	(56,931)	(25,247)
Amortization of debt discount to interest expense	(2,407)	(102,655)
Loss on impairment of interest	(13,706)	(95,689)
Gain on issuance of equity securities	86,944	115,752
Other financing costs	(39,026)	(115,752)
Net loss on dispositions	-	(33,603)
Gain on settlement of accounts payable	16,850	17,515
Gain on acquisition of IP	13,200	-
Total Other Income (Expense), net	18,630	(223,679)

Income (Loss) Before Taxes	(358,331)	(717,967)

Provision for Income Taxes	-	-

Net Income (Loss)	$(358,331)	$(717,967)

Net Income (Loss) Available to Common Shareholders	$(358,331)	$(717,967)

Basic and Diluted Net Income (Loss) per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	52,563,165	50,089,570

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(358,331)	$(717,967)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,184	10,338
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	(45,798)	102,655
Non-cash interest and note fees paid on conversion		(43,266)
Non-cash gain on equity investment	86,944	-
Expenses related to Common Stock warrants issued for consulting	-	99,987
Non-cash fair value of Common Stock issued as settlement of accounts payable	-	-
Non-cash fair value of Common Stock issued as compensation	39,000	37,500
Non-cash fair value of Common Stock in exchange for warrants	-	-
Non-cash fair value of Common Stock issued in connection with notes payable	-	65,873
Net gain on settlement of accounts payable	16,850	(17,515)
Net gain on acquisition of IP	(13,200)	-
Net gain on disposition of assets	-	33,603
(Increase) decrease in:
Accounts receivable	1,417	1,787
Interest receivable	(13,706)	(16,000)
Loss on impairment	13,706	95,689
Inventories	586	346
Prepaid expenses	(7,439)	(5,656)
Security deposits	-	-
Increase (decrease) in:
Accounts payable	118,522	169,990
Accrued expenses	2,733	535

Net Cash Used by Operating Activities before Discontinued Operations	(149,532)	(182,101)
Net Cash Provided by Discontinued Operations	-	-
Net Cash Used by Operating Activities	(149,532)	(182,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable, related party	80,000	-
Cash paid for capital equipment	-	(5,475)

Net Cash Provided (Used) by Investing Activities	80,000	(5,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	64,000	190,000

Net Cash Provided by Financing Activities	64,000	190,000

Net Increase (Decrease) in Cash and Cash Equivalents	(5,532)	2,424
Net Cash of Deconsolidated Subsidiary
Cash and Cash Equivalents, Beginning of Period	9,989	7,565

Cash and Cash Equivalents, End of Period	$4,457	$9,989

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Common Stock issued from stock to be issued for settlements	$9,000	$$9,000

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional			Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock to be Issued	Accumulated Deficit	Stockholders’ Equity
BALANCE, DECEMBER 31, 2011	20,416,228	$204,162	47,377,630	$473,776	$47,902,606	$158,107	$(48,603,564)	$135,087

Common Stock to be issued in connection with settlement agreements			900,000	9,000		(9,000)		-
Fair value of Common Stock issued for services			450,000	4,500	22,500			27,000
Fair value of Common Stock issued to consultant			2,018,999	20,190	40,380	(50,070)		10,500
Issuance of Common Stock related to notes payable			1,782,015	17,820	64,570	(16,537)		65,853
Fair value of warrants issued to consultant
Fair value of stock options					99,988			99,988
Net loss for the year ended December 31, 2012							(717,967)	(717,967)

BALANCE, DECEMBER 31, 2012	20,416,228	$204,162	52,528,644	$525,286	$48,130,044	$82,500	$(49,321,531)	$(379,539)

Issuance of common stock related to accounts payable						9,000		9,000
Fair value of common stock issued as compensation						39,000		39,000
Issuance of common stock related to notes payable			200,000	2,000	8,500	(10,500)		-
Net loss for the year ended December 31, 2013							(358,331)	(358,331)

BALANCE, DECEMBER 31, 2013	20,416,228	$204,162	52,728,644	$527,286	$48,138,544	$120,000	$(49,679,862)	$(689,870)

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

2013 Developments

Settlement of GUSA Note Receivable and Litigation.  On May 24, 2013, the Company and Genomics USA, Inc. ("GUSA") settled the Company’s complaint filed against GUSA, wherein the Company sought to recover all amounts due under the terms of a promissory note in the principal amount of $200,000 (the "GUSA Note").  The Complaint was filed in the Supreme Court of the State of New York, and sought repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.   The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month shall be paid on the 7th day of each consecutive month thereafter for a total of 18 months.   During the year ended December 31, 2013, the Company received payments of $80,000 towards the GUSA Note.

Issuance of Additional Promissory Notes.  During the year ended December 31, 2013, the Company issued promissory notes to two investors in the principal amounts of $25,000 (the “$25K Note”), $2,000 (the “$2K Note”), $20,000 (the “$20K Note”) and $17,000 (the "$17K Note") (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued an aggregate total of 64,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) common stock, for $1.00 per share (“$1.00 FPMI Warrants”). The $1.00 FPMI Warrants expire on February 15, 2019.

The Notes accrue interest at the rate of 6% annually, and are currently due and payable on demand. The Notes are convertible at the option of each respective holder into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a conversion price equal to $0.10 per share. In addition, the holders may exchange the Notes for Common Stock in the event the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $500,000 (“Qualified Financing”). While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the Notes demand repayment.

On October 29, 2013, the holder of certain outstanding Notes totaling approximately $217,000 in principal and accrued interest agreed to cancel such notes in exchange for a new note with a face amount of $217,000, maturing on June 30, 2014, and 100,000 $1.00 FPMI Warrants.

Separately, our financial advisor, agreed to exchange $216,000 of fees accrued from May 15, 2011  to October 15, 2012  that are payable in cash on December 31, 2013 for a note in the face amount of $250,000 maturing on June 30, 2014 and 100,000 FPMI warrants.  These notes accrue 8% interest per annum, and are due and payable on June 30, 2014. Additionally, we entered into a new financial advisory agreement on October 29, 2013, which replaced the previous agreement that expired on October 15, 2012.  Pursuant to this Agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013. The initial term of the Agreement expires on December 31, 2014. The advisor agreed to defer the cash fees due under the new Agreement until June 30, 2014.

The Company presently intends to issue additional Notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional Notes.

Exchange Agreement. On March 1, 2013, the Company entered into an Exchange Agreement with NuRx Pharmaceuticals, Inc. (“NuRx”) and QN Diagnostics, LLC (“QND”), pursuant to which the Company exchanged the shares of NuRx Common Stock received under the terms of the settlement agreement with NuRx in July 2011 for certain patents, trademarks and other intellect property formerly held by NuRx and QND covering point-of-care lateral flow diagnostics (RapidSense™) and related oral fluid collection technologies. The Company recorded the value associates with this exchange at $13,200, and will amortize these costs over the remaining useful lives of the intellectual property exchanged.

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

The Company’s efforts to commercialize its products are currently contingent on the receipt of additional financing required to execute its business and operating plan, which is currently focused on the commercialization of the Company’s PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, the Company has had nominal operations, focused principally on the limited online sale of our Unique® Miniform PAD product and maintaining compliance with the public company reporting requirements.   No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

     On June 20, 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), to convey and transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business ("Diagnostics Business"). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, which the Company intends to affect during the current fiscal year, the Company’s other business line will consist of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

     The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) leverage its broad-based intellectual property (“IP”) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets.  As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on limited online sale of our Unique® Miniform PAD product, and obtaining financing necessary to maintain the Company as a going concern.

2.	MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company currently is generating only nominal revenue from operations.  The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes.  In the past, the Company also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments.

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

3.	CONSOLIDATED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (GAAP) and have been consistently applied in the preparation of the consolidated financial statements.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the years ended December 31, 2013 and 2012 of $39,000 and $27,000, respectively.

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

During 2013, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using an average risk free interest rate of 2.6%, expected volatility of 331%, and a dividend yield of zero.  During 2012, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using a risk free interest rate of 3.08%, expected volatility of 261%, and a dividend yield of zero.

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

Accounts, Notes and Interest Receivable and Allowance for Bad Debts

The Company carries its receivables at net realizable value. Interest on notes receivable is accrued based upon the terms of the note agreement. The Company provides reserves against receivables and related accrued interest for estimated losses that may result from a debtor’s inability to pay. The amount is determined by analyzing known uncollectible accounts, economic conditions, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve.  At December 31, 2013, the Company has determined that its Accounts, Notes and Interest Receivable outstanding are deemed to be collectible, and accordingly has not recorded a reserve for the year ended December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2013 and 2012.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2013 and 2012, our cash was not in excess of these limits.

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

As of December 31, 2013, the Company had outstanding options exercisable for 304,500 shares of its Common Stock, warrants exercisable for 1,556,000 shares of its Common Stock, and preferred shares convertible into 20,416,228 shares of its Common Stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the year ended December 31, 2013.

As of December 31, 2012, the Company had outstanding options exercisable for 304,500 shares of its Common Stock, warrants exercisable for 2,771,000 shares of its Common Stock, and preferred shares convertible into 20,416,228 shares of its Common Stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the year ended December 31, 2012.

Fair Value of Financial Instruments

        Current U.S. generally accepted accounting principles establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

        The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 – Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. The Company has not elected the fair value option for any of its assets or liabilities.

		At December 31, 2013 Fair Measurements Using
Description	Year Ended 12/31/2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Investment from GUSA	$200,000		$200,000	-

Recognized in earnings				$-

In determining fair value of our investment from GUSA, the Company estimated fair value based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

As of December 31, 2013, the Company had 109,917 warrants to purchase Common Stock of FPMI.  The Company has estimated the fair value of the warrants at $30,908, in accordance with ASC Topic 820, Level 3.  At December 31, 2013, the Company deems the options and warrants to be fully impaired.

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

At December 31, 2013 and 2012, the Company has determined that its interest receivable from a related party in the amount of $59,395 and $95,689 is fully impaired.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2013 or 2012, and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2013 or 2012. See Note 12, Income Taxes.

Intangible Assets

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the years ended December 31, 2013 and 2012, totaled $8,089. The estimated total aggregate amortization expense for 2013 through 2016 is $7,825 for each year, or $31,300.

Inventories

        Inventories, consisting solely of products available for sale, are accounted for using the first-in, first-out (FIFO) method, and are valued at the lower of cost of market value.  This valuation requires us to make judgments, based on current market conditions, about the likely method of dispositions and expected recoverable value inventories.

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

On May 5, 2009, the Company and FPMI reorganized their relationship by terminating their investment and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FPMI to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FPMI by third parties, the Company agreed to convert all outstanding receivables from FPMI into Common Stock of FPMI. As a result of these transactions and the third party investment, the Company’s ownership interest in FPMI’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation and a loss at deconsolidation in accordance with ASC 810.  See Note 8 for additional details.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2013 and 2012 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $1,095 and $2,926 for the years ended December 31, 2013 and 2012. Expenditures for repairs and maintenance are expensed as incurred. See Note 6.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In February 2013, the FASB issued additional guidance related to the reclassification of items out of Accumulated Other Comprehensive Income, effective for period beginning after December 15, 2012.  While we do not expect this pronouncement to have a current, material effect on our financial statements, we will continue to evaluate it going forward.

In November 2013, the FASB issued guidance related to the presentation of an unrecognized tax benefit in entities with a Net Operating Loss (NOL) carryforward, or a similar tax loss or tax credit carryforward, effective for periods beginning after December 15, 2013.  We are currently assessing the impact of the guidance, but do not expect it to have a material effect on our financial statements.

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

Development Agreements and Royalties

In 2007, the Company entered into a development agreement for an at-home diagnostic test with Church & Dwight Co., Inc.  (“C&D”). The C&D agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, the Company entered into a Technology License Agreement with C&D.  Under the terms of the agreement, C&D acquired exclusive worldwide rights to use certain Company technology related to the jointly developed test. Under the ten-year agreement, the Company received royalties on net sales of the product of $6,113 and $14,529 in 2013 and 2012, respectively.

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

On July 30, 2009, the Company and NuRx entered into agreements to form QND. Pursuant to the agreements, the Company contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology with a fair value of $5,450,000, and NuRx contributed $5,000,000 in cash to QND.  Following the respective contributions by NuRx and the Company to the joint venture, NuRx and the Company each owned a 50% interest in QND.  The purpose of the joint venture was to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

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

5.	OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2013 and 2012 consist of:

	2013	2012
Prepaid expenses:
Prepaid insurance	23,718	22,779
Other	6,500	-
Prepaid expenses	$30,218	$22,779

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(30,221)	(29,127)
Property and equipment, net	$3,285	$4,380

Accrued expenses:
Other accrued expenses	19,711	16,978
Accrued expenses	$19,711	$16,978

6.	NOTES RECEIVABLE

Genomics USA, Inc.

In January 2007, the Company advanced $200,000 to GUSA through an 8% promissory note due April 8, 2007 (the “GUSA Note”). On September 24, 2012, the Company sent a final notice to GUSA, demanding immediate payment in full of all amounts due under the terms of the GUSA Note.  On April 8, 2013, the Company filed a Motion for Summary Judgment in Lieu of Complaint (the “Complaint”) against GUSA to recover all amounts due the Company under the terms of GUSA Note.  On May 24, 2013, the Company and GUSA settled the Company’s complaint.  The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month shall be paid on the 7th day of each consecutive month thereafter for a total of 18 months (collectively, the “Settlement Payments”). As of December 31, 2103, the Company had received a total of $80,000 in Settlement Payments.

7.	INVESTMENTS

	Warrants Held	Options Held	Recognized Gain/(Loss)
Balance as of December 31, 2012	373,917	-	115,752
Warrants issued for consideration of debt extension	(264,000)	-	86,944
Balance as of December 31, 2013	109,917	-	-

   In May 2011, FluoroPharma, Inc. ("FPI") entered into a reverse merger with FPMI.  In connection with this transaction, the Company's warrants and options in FPI were exchanged for warrants and options in FPMI.  During the year ended December 31, 2012, all options held by the Company in FPMI were exchanged for substantially identical warrants in FPMI.  During 2012, the Company issued 277,500 warrants, exercisable at $.50 and set to expire April 19, 2014, in consideration for the extension on the terms of notes set to mature during the year.  The Company recognized a gain in the amount of $115,752 as a result of the warrants issued in consideration of debt extension.   During 2013, the company issued $264,000 warrants exercisable at $1.00 in consideration for promissory notes issued during 2013.  The Company recognized a gain of $86,944, as a result of the warrants issued in consideration of debt.

As of December 31, 2013, the Company retained control over 109,917 warrants exercisable at $1.00 that are set to expire on February 15, 2019.  The Company continues to deem the value of the $1.00 FPMI warrants to be fully impaired at December 31, 2013.

    In May 2006, the Company purchased 144,024 shares of GUSA common stock for $200,000. The Company uses the cost method to account for this investment since the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the investment is recorded at cost and impairment is considered in accordance with the Company’s impairment policy. No impairment was recognized for the years ended December 31, 2013 and December 31, 2012.

8.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,004
NuRx licensed technology	13,200	-
Less: accumulated amortization	(67,112)	(59,024)
Intangibles, net	$37,092	$31,980

Patent under Licensing

The Company licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings from The Procter & Gamble Company. The five-year license agreement was entered into July 2006 and has a five-year automatic renewal option.  Although the Company renewed the agreement in 2011, payments have been suspended due to the Company’s current financial condition.  The Company has subsequently filed for a patent to address the technology used in its treated miniforms, which was issued during 2013.

9.	CONVERTIBLE NOTES PAYABLE

In May 2012, in consideration for the extension of certain promissory notes (the “2012 Notes”) due and payable on March 31, 2012 to June 30, 2012, the Company agreed to assign to the holders of the 2012 Notes warrants to purchase a total of 113,127 shares of FPMI common stock for $0.50 per share (the “$0.50 FPMI Warrants”).  In August 2012, in consideration for the extension of the maturity date of the 2012 Notes maturing on June 30, 2012 to November 15, 2012, the Company agreed to assign a total of 155,877 $0.50 FPMI Warrants to the holders of the 2012 Notes.  As a result, a total of 260,508 $0.50 FPMI Warrants have been assigned to holders of 2012 Notes.

Between August 2012 and May 2013, the Company issued promissory notes to two investors in the principal amounts of $10,000 (the “$10K Note”), $25,000 (the “2012 $25K Note”), $15,000 (the “$15K Note”), $20,000 (the “$20K Note”), $17,000 (the "$17K Note"), $2,000 (the “$2K Note”) and $25,000 (the “2013 $25K Note”) (together, the “Notes”). As additional consideration for the purchase of the Notes, the Company issued: (i) 200,000 shares of its Common Stock, par value $0.001 per share, to the purchaser of the $25K Note and the $15K Note, (ii) 8,496 $0.50 FPMI Warrants to the purchaser of the $10K Note, and (iii) 64,000 warrants to purchase shares of FluoroPharma Medical, Inc. (“FPMI”) Common Stock, for $1.00 per share (“$1.00 FPMI Warrants”), to the purchasers of the $20K Note, $17K Note, $2K Note and the 2013 $25K Note. The $1.00 FPMI Warrants expire on February 15, 2019.

The Notes accrue interest at the rate of 6% annually, and are currently due and payable on demand. The Notes are convertible at the option of each respective holder into shares of Common Stock at a conversion price equal to $0.10 per share. In addition, the holders may exchange the Notes for Common Stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the Notes demand repayment.

On October 29, 2013, the holder of certain outstanding Notes totaling approximately $217,000 in principal and accrued interest agreed to cancel such notes in exchange for a new note with a face amount of $217,000, maturing on June 30, 2014, and 100,000 $1.00 FPMI Warrants.

Separately, our financial advisor, agreed to exchange $216,000 of fees accrued from May 15, 2011 to October 15, 2012 that are payable in cash on December 31, 2013 for a note in the face amount of $250,000 maturing on June 30, 2014 and 100,000 FPMI warrants.  These notes accrue 8% interest per annum, and are due and payable on June 30, 2014. Additionally, we entered into a new financial advisory agreement on October 29, 2013, which replaced the previous agreement that expired on October 15, 2012.  Pursuant to this Agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013. The initial term of the Agreement expires on December 31, 2014. The advisor agreed to defer the cash fees due under the new Agreement until June 30, 2014.

 In connection with the issuance of all Notes and Exchange Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $193,206 and $28,999, respectively.  The Company will amortize these expenses over the life of the Notes and Exchange Notes.  During the year ended December 31, 2013, the Company recorded interest expense related to the amortization of debt discount of $41,433 and no amounts related to the beneficial conversion feature.  During the year ended December 31, 2012, the Company recorded interest expense related to the debt discount of $81,945 and $25,722 related to the beneficial conversion feature.

10.	LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $2,246 for the year ended December 31, 2013.

11.	INCOME TAXES

Pursuant to ASC 740, income taxes are provided for based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

We are subject to taxation in the U.S. and the state of Oregon. The Company is not current on its tax filings and is subject to examination until the filings take place.

At December 31, 2013 and 2012, the Company had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $10,251,000 and $10,115,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $10,251,000 and $10,115,000 has been established at December 31, 2013 and 2012, respectively.

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 30, 2013, the Company had taken no tax positions that would require disclosure under ASC 740.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.  We are subject to examinations for all unfiled tax years.  We deduct interest and penalties as interest expense on the financial statements.

Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.

There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2013 and 2012 are as follows:

	2013	2012
Gross deferred tax assets:
Net operating loss carryforwards	$9,275,000	$9,187,000
Difference between book and tax basis of former subsidiary stock held	-	-
Stock based expenses	202,000	154,000
Tax credit carryforwards	211,000	211,000
All others	563,000	563,000
	10,251,000	10,115,000

Deferred tax asset valuation allowance	(10,251,000)	(10,115,000)
Net deferred tax asset (liability)	$-	-

At December 31, 2013, the Company has net operating loss carryforwards of approximately $9,275,000, which expire in the years 2013 through 2032. The net change in the allowance account was an increase of $136,000 for the year ended December 31, 2013.

12.	CAPITAL STOCK

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of December 31, 2013.

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

 At December 31, 2013, the Company had 20,416,228 shares of Series B Preferred issued and outstanding with a liquidation preference of $204,162, and convertible into 20,416,228 shares of Common Stock.

Common Stock

The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 52,728,644 and 52,528,644 shares of its Common Stock at December 31, 2013 and 2012.

During the year ended December 31, 2013, the Company reserved for issuance 300,000 shares Common Stock as settlement of accounts payable, and 1,900,000 shares of Common Stock as compensation to its three board members. During 2013, 200,000 shares of to-be-issued stock were issued and outstanding as of December 31.

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

13.	STOCK PURCHASE WARRANTS

Common Stock Warrants

The following is a summary of all Common Stock warrant activity during the years ended December 31, 2013 and 2012:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2011	5,632,971	$0.20 - $1.50	$0.51
Warrants granted	1,400,000	$0.20	$0.20
Warrants expired	(4,552,971)	$0.20 - $1.50	$0.34
Warrants exercised	-
Warrants issued and exercisable at December 31, 2012	2,480,000	$0.31 - $1.25	$0.66
Warrants granted	-	-	-
Warrants expired	(924,000)	$0.55 - $1.25	$0.75
Warrants exercised	-
Warrants issued and exercisable at December 31, 2013	1,556,000	$0.31 - $1.25	$0.61

The following represents additional information related to Common Stock warrants outstanding and exercisable at December 31, 2013:
Exercise Price		Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
	$0.31	210,000	0.04		$0.31
	$0.40	25,000	0.88		$0.40
	$0.50	350,000	0.52		$0.50
	$0.55	676,750	0.24		$0.55
	$1.00	194,250	0.16		$1.00
	$1.25	100,000	0.75		$1.25
$				$
		1,556,000	0.30		$0.61

The Company used the Black-Scholes option price calculation to value the warrants granted in 2013 and 2012 using the following assumptions: an average risk-free rate of 2.6% and 3.08%; volatility of 331% and 260%; actual term and exercise price of warrants granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments.”

14.	COMMON STOCK OPTIONS

In 2007, the Company adopted the 2007 Incentive and Non-Qualified Stock Option Plan (hereinafter the “Plan”), which replaced the 1997 Incentive and Non-Qualified Stock Option Plan, as amended in 2001, and under which 8,000,000 shares of Common Stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Plan.

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

During the year ended December 31, 2013, no stock options were granted by the Company.

The following is a summary of all Common Stock option activity during the year ended December 31, 2013 and 2012:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2011	304,500	$0.91
Options granted	-	$-
Options forfeited	-	$-
Options exercised	-	-
Outstanding at December 31, 2012	304,500	$0.91
Options granted	-	$-
Options forfeited	-	$-
Options exercised	____-	$-
Outstanding at December 31, 2013	304,500	$0.91

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2012	142,000	$0.60
Exercisable at December 31, 2013	142,000	$0.60

The following represents additional information related to Common Stock options outstanding and exercisable at December 31, 2013:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.31	15,000	0.04	$0.31	15,000	$0.31
$0.38	12,500	1.00	$0.38	12,500	$0.38
$0.50	125,000	0.58	$0.50	62,500	$0.50
$0.80	1,000	4.16	$0.80	1,000	$0.80
$0.85	51,000	3.77	$0.85	51,000	$0.85
$1.60	100,000	2.26	$1.00	-	$1.60
	304,500	1.67	$0.91	142,000	$0.60

The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 2.0 years.

A summary of the status of the Company’s nonvested stock options as of December 31, 2013 and changes during the year ended December 31, 2013 is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	162,500	$1.09
Options granted	-	-
Options vested	-	$-
Options forfeited	-	-
Nonvested at December 31, 2013	162,500	$1.09

The Company used the Black-Scholes option price calculation to value the warrants granted in 2013 and 2012 using the following assumptions: an average risk-free rate of 2.6% and 3.08%; volatility of 331% and 260%; actual term and exercise price of warrants granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments.”

15.	SUBSEQUENT EVENTS

On March 24 and 25, 2014, the Company issued promissory notes in the principal amounts of $100,000 and $36,000, respectively (“March Notes”), which March Notes were issued to certain accredited investors.  As additional consideration for the issuance of the March Notes, the holders thereof were issued 20,000 shares of our Common Stock for each $10,000 principal amount of the March Notes purchased, for an aggregate of 272,000 shares of Common Stock.  Each of the March Notes accrues interest at the rate of 8% annually, and is due and payable on June 30, 2014.  In addition, each of the March Notes voluntarily converts into our Common Stock at $0.08 per share in the event of the consummation of a qualified financing totaling at least $500,000 or, alternatively, in the event of the consumation of a qualified financing, holders may convert into the securities issued in connection with the qualified financing at 110% of the outstanding balance of the March Notes.

    Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K on April 15, 2014 and determined that no additional subsequent events occurred.