Form 10-K/A
period 2013-12-31
QUANTRX BIOMEDICAL CORP
filed 2014-04-30
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 27, 2014: 55,428,644 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of QuantRx Biomedical Corporation (the “Company”, “our” or “we”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014 (the “Original Filing”). The sole purpose of this Amendment is to include information previously omitted from Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and the exhibit list of the Original Filing have been amended and restated in their entirety.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

-i-

-ii-

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The following table sets forth the Company’s executive officers and directors:

Directors and Executive Officers	Age	Position

Dr. Shalom Hirschman	77	Chief Executive Officer, Principal Accounting Officer and Chairman
William H. Fleming, Ph.D.	67	Chief Scientific Officer, President and Director
Michael Abrams	44	Director

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

Michael S. Abrams was appointed to the Board of Directors in March 2012.  Mr. Abrams is currently the Chief Financial Officer and Director of FitLife Brands, Inc., a publicly traded company, and is a Managing Director of Burnham Hill Partners LLC, a New York-based investment and merchant banking firm he joined in August of 2003. Mr. Abrams holds a Master of Business Administration with Honors from the Booth School of Business at the University of Chicago.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes no delinquent Section 16 reports were filed during 2013.

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

Audit Committee

At December 31, 2013, the Company did not have an audit committee. Considering the current suspension of active development of our PAD based products, together with the costs associated with procuring and providing the infrastructure to support an independent audit committee and the Company’s limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are justified and manageable.  Management will, however, periodically reevaluate its position with a view to establishing an audit committee in the event it is deemed to be in the best interests of the Company’s stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of December 31, 2013 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Name And Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All other Compensation ($)		Total ($)

Dr. Shalom Hirschman	2013	2,000	-		10,500	(2)	12,500
Chief Executive Officer and Principal Accounting Officer	2012	39,000	-	-	9,000	(3)	48,000

(1)	During the years ended December 31, 2013 and 2012, the Company did not grant stock options to its Named Executive Officers or Directors.
(2)	Amount represents the fair value of 550,000 shares of Common Stock issued to Dr. Hirschman as compensation during 2013.
(3)	Amount represents the fair value of 150,000 shares of Common Stock issued to Dr. Hirschman as compensation during 2012.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Shalom Hirschman	12,500	-	-	0.38	12/31/2014
Chief Executive Officer and Principal Accounting Officer

There are no outstanding stock awards as of December 31, 2013. Exercise prices of all the above option awards were equal to or exceeded the closing stock price on the date of grant.

Director Compensation

The following table sets forth information concerning compensation paid to our non-employee director earned during the years ended December 31, 2013:

Name	Fees earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)		Total ($)
Michael Abrams	$-	$-	$20,000	(1)	$20,000

(1)	Amount represents the fair value of 1,000,000 shares of Common Stock issued to Mr. Abrams as compensation during 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 27, 2014, concerning the ownership of Common Stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current member of the Board of Directors of the Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of April 27, 2014	Percentage of Class (2)

Officers and Directors
William H. Fleming (3)	1,664,534	2.98%

Shalom Hirschman (4)	1,162,500	2.10%

Michael Abrams (5)	–	–

Total Officers and Directors as a Group (3 persons)	2,827,034	5.08%

5% Beneficial Owners
Jason T. Adelman (6) c/o Cipher Capital Partners LLC 1251 Avenue of Americas, Suite 936 New York, NY 10020	3,979,245	7.18%

Matthew Balk (7) 50 North 5th Street, Apt. 5GE Brooklyn, NY 11249	4,118,500	7.43%

*	Less than 1%.
(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 10190 SW 90th Avenue, Tualatin, Oregon 97123.
(2)
The percentage of beneficial ownership of Common Stock is based on 55,428,644 shares of Common Stock outstanding as of April 27, 2014 and excludes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock or conversion of any Common Stock equivalents, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of April 27, 2014.

(3)
Ownership includes beneficial ownership of 1,000 shares of Common Stock held by the executive’s brother, 112,500 Common Stock options currently exercisable, and Common Stock warrants currently exercisable for 260,000 common shares.  Does not include 650,000 shares of common stock reserved for issuance at April 27, 2014.

(4)	Ownership includes 12,500 Common Stock options currently exercisable. Does not include 550,000 shares of common stock reserved for issuance at April 27, 2014.
(5)	Does not include 1,000,000 shares of common stock reserved for issuance at April 27, 2014.
(6)
Shares are owned by Mr. Adelman in JTROS with Cass G. Adelman, Mr. Adelman’s spouse, and exclude 3,085,336 shares of Common Stock issuable upon conversion of the Company’s Series B Preferred and 467,000 shares issuable upon conversion of certain promissory notes held by Mr. Adelman.  The terms of the promissory notes and the Series B Preferred contain provisions preventing their conversion if as a result of such conversion the holder thereof owns in excess of 4.99% and 9.99%, respectively, of the issued and outstanding shares of Common Stock of the Company.

(7)
Shares exclude 300,000 shares of Common Stock issuable upon conversion of the Company’s Series B Preferred and 74,000 shares issuable upon conversion of certain promissory notes held by Mr. Balk.  The terms of the promissory notes and the Series B Preferred contain provisions preventing their conversion if as a result of such conversion or exercise the holder thereof owns in excess of 4.99% and 9.99%, respectively, of the issued and outstanding shares of Common Stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

    Mr. Michael Abrams, a director of the Company, is an employee of Burnham Hill Advisors, LLC (“BHA”).  BHA is a party to a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated as of October 29, 2013, which Agreement replaced the previous Consulting Agreement for Services dated August 1, 2012.  As compensation for services rendered to the Company under the terms of the Agreement, the Company is required to issue to BHA 100,000 shares of restricted stock monthly through the date of termination, as well as accrue $12,000 per month, which amount continues to accrue until the earlier to occur of such time as the Company's cash balance exceeded $1.5 million, or the date of termination of the Amended Agreement. Prior to August 1, 2012, the Company issued BHA 200,000 warrants monthly as consideration for the services rendered to the Company under the terms of the Amended Agreement.  On August 1, 2012, the Company exchanged all previously issued warrants, exercisable for 3.0 million shares of Common Stock, for 1.5 million shares of restricted Common Stock.

Director Independence

The Company has determined that none of its three directors that served on the Company’s Board of Directors at December 31, 2013 were independent on such date, as determined under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by MartinelliMick PLLC ("MartinelliMick") for the audit of our annual financial statements and the reviews of financial statements for years 2013 and 2012 were $25,891 and $26,107, respectively.

Audit-Related Fees

During the years ended December 31, 2013 and 2012, no assurance or related services were performed MartinelliMick that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2013 and 2012, no fees were billed by MartinelliMick for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2013 and 2012, no fees were billed by MartinelliMick other than the fees set forth under the captions “Audit Fees” and “Tax Fees” above.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this annual report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Form 10-KSB filed on April 16, 2001)
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated November 30, 2005 (incorporated by reference to Exhibit 3.2 filed with Form 10-KSB on March 31, 2006)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 filed with Form 10KSB40/A filed on September 23, 1999)
3.4	Certificate of Amendment to the Bylaws of the Company dated December 2, 2005 (incorporated by reference to Exhibit 3.4 filed with Form 10-KSB on March 31, 2006)
3.5**	Certificate of Amendment to the Articles of Incorporation, dated January 25, 2010.
3.6**	Certificate of Withdrawal of the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock, dated November 19, 2010
3.7	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 filed with Form 10-K on April 14, 2011)
4.1	Form of Warrant to Purchase Shares of Common Stock of QuantRx Biomedical Corporation, dated October 2007 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 24, 2007)
4.2	Form of Warrant to Purchase Shares of Common Stock of QuantRx issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 4.2 filed with Form 8-K on January 29, 2008).
4.3	Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated June 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.2 filed with Form 8-K on July 28, 2008).
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

10.1	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007)
10.2	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009)
10.3	Settlement Agreement and Release, dated as of July 7, 2011, by and between the Company and NuRx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on July 8, 2011).
14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*    Document is filed herewith
**     Document was filed with Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: April 30, 2014	By:	/s/ Shalom Hirschman
Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 30, 2014	By:	/s/ William H. Fleming
William H. Fleming, Director

Date: April 30, 2014	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director

Date: April 30, 2014	By:	/s/ Michael Abrams
Michael Abrams, Director