Form 10-K/A
period 2013-12-31
QUANTRX BIOMEDICAL CORP
filed 2014-05-06
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2014: 55,428,644 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of QuantRx Biomedical Corporation (the “Company”, “our” or “we”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014 (the “Original Filing”), and first amended on Form 10-K/A on April 30, 2014 (“Amendment No. 1”). The sole purpose of this Amendment is to correct certain information in notes 6 and 7 to the beneficial ownership table under Item 12.

This Amendment does not amend or otherwise update any other information in the Original Filing or Amendment No. 1. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing or Amendment No. 1 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing or Amendment No. 1.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

-i-

PART III

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
(6)
Shares are owned by Mr. Adelman in JTWROS with Cass G. Adelman, Mr. Adelman’s spouse. The shares exclude 3,085,336 shares of Common Stock issuable upon conversion of shares of Series B Preferred, and Common Stock issuable upon conversion of certain convertible promissory notes in the principal amount of $467,000 beneficially owned by Mr. Adelman.  The terms of the promissory notes and the Series B Preferred contain provisions preventing their conversion if as a result of such conversion the holder thereof owns in excess of 4.99% and 9.99%, respectively, of the issued and outstanding shares of the Company’s Common Stock.

(7)
Shares exclude 300,000 shares of Common Stock issuable upon conversion of shares of Series B Preferred, and Common Stock issuable upon conversion of certain convertible promissory notes in the principal amount of $74,000 beneficially owned by Mr. Balk.  The terms of the promissory notes and the Series B Preferred contain provisions preventing their conversion if as a result of such conversion or exercise the holder thereof owns in excess of 4.99% and 9.99%, respectively, of the issued and outstanding shares of the Company’s Common Stock.

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

QuantRx Biomedical Corporation

Date: May 5, 2014	By:	/s/ Shalom Hirschman
Principal Executive and Principal Accounting Officer