Form 10-Q
period 2014-03-31
QUANTRX BIOMEDICAL CORP
filed 2014-05-20
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer’s common stock as of May 12, 2014 was 60,739,930.

-i-

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING.  VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013.  WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$120,546	$4,457
Accounts receivable	413	917
Inventories	1,736	1,978
Prepaid expenses	15,812	30,218
Note receivable	90,000	120,000
Total Current Assets	228,507	157,570

Investments	200,000	200,000
Property and equipment, net	3,012	3,285
Intangible assets, net	35,239	37,092
Total Assets	$466,758	$397,947

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$306,426	$285,412
Accrued expenses	25,411	19,711
Notes payable and accrued interest, net of discounts	924,648	738,694
Total Current Liabilities	1,256,485	1,043,817
Notes payable, long-term	44,000	44,000
Total Liabilities	1,300,485	1,087,817

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Series B Convertible Preferred Stock; $0.01 par value, 20,500,000 authorized shares, 20,416,228 shares issued and outstanding at March 31, 2014 and December 31, 2013	204,162	204,162
Common stock; $0.01 par value; 150,000,000 authorized; 52,728,644 shares issued and outstanding at March 31, 2014 and December 31, 2013	527,286	527,286
Common stock to be issued	141,760	120,000
Additional paid-in capital	48,157,303	48,138,544
Accumulated deficit	(49,864,238)	(49,679,862)
Total Stockholders’ Equity (Deficit)	(833,727)	(689,870)

Total Liabilities and Stockholders’ Equity (Deficit)	$466,758	$397,947

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Revenue	$602	$3,341
Total Revenue	602	3,341

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	241	80
Sales, general and administrative	39,994	16,921
Professional fees	43,934	28,101
Research and development	6,098	1,347
Amortization	1,853	1,853
Depreciation	274	274
Total Costs and Operating Expenses	92,394	48,576

Loss from Operations	(91,792)	(45,235)

Other Income (Expense):
Interest and dividend income	1,972	4,000
Interest expense	(21,613)	(18,526)
Gain on exchange of equity investment	-	30,045
Other financing costs	(21,760)	(4,793)
Amortization of debt discount to interest expense	(49,211)	(2,407)
Loss on Impairment	(1,972)	(4,000)
Total Other Income (Expense), net	(92,584)	4,319

Loss Before Taxes	(184,376)	(40,916)

Provision for Income Taxes	-	-

Net Loss	$(184,376)	$(40,916)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	52,728,644	52,528,644

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,376)	$(40,916)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,126	2,127
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	49,211	7,200
Non-cash gain on exchange of equity investment	-	(30,045)
Interest receivable	(1,972)	(4,000)
Loss on impairment	1,972	4,000
Non-cash fair value of common stock issued & to be issued with notes payable	21,760	-
(Increase) Decrease in:
Accounts receivable	504	(959)
Inventories	242	81
Prepaid expenses	14,406	7,514
Increase (decrease) in:
Accounts payable	21,016	2,860
Accrued interest and expenses	25,201	10,140

Net Cash Used by Operating Activities	(49,911)	(41,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on note receivable	30,000	-

Net Cash Provided by Investing Activities	30,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by Notes Payable	136,000	37,000

Net Cash Provided from financing activities	136,000	37,000

Net Increase (Decrease) in Cash and Cash Equivalents	116,089	(4,998)

Cash and Cash Equivalents, Beginning of Period	4,457	9,989

Cash and Cash Equivalents, End of Period	$120,546	$4,991

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for notes payable	$21,760	$-

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2014.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

Recent Developments

Issuance of Notes

During the three months ended March 31, 2014, the Company issued two promissory notes to two investors in the principal amounts of $100,000, and $36,000, respectively (together, the “2014 Notes”). As additional consideration for the purchase of the 2014 Notes, the Company issued an aggregate total of 272,000 shares of common stock to the investors. The Company recorded debt discount of $18,769 related to the 2014 Notes and will amortize the expense over the life of the 2014 Notes. During the three months ended March 31, 2014, the Company recorded $1,292 of interest expense related to the debt discount on the 2014 Notes.

The 2014 Notes are due and payable on June 30, 2014 (the “Maturity Date), and, prior to the Maturity Date, accrue interest at a rate of 8% annually. Following the Maturity Date, the 2014 Notes accrue interest at a rate of 12% annually. The 2014 Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share. In addition, the holder may exchange the 2014 Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the 2014 Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the 2014 Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holder of the 2014 Notes demands repayment.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the three months ended March 31, 2014, the Company did not issue employee stock-based compensation expense.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three months ending March 31, 2014, the Company used an average risk-free interest rate of 2.73%, a dividend yield of 0%, and an average volatility of 544% to calculate the fair value of equity securities issued for services. During the year ended December 31, 2013, the Company used an average risk-free interest rate of 2.6%, expected volatility of 331%, and a dividend yield of zero.

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

As of March 31, 2014, the Company had outstanding options exercisable for 289,500 shares of its common stock, warrants exercisable for 793,000 shares of its common stock, and preferred shares convertible into 20,416,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the three months ended March 31, 2014.

As of March 31, 2013, the Company had outstanding options exercisable for 304,500 shares of its common stock, warrants exercisable for 2,245,000 shares of its common stock, and preferred shares convertible into 20,416,228 shares of its common stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the three months ended March 31, 2013.

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

4.  Investments

In May 2011, FluoroPharma, Inc. (“FPI”) entered into a reverse merger with FluoroPharma Medical, Inc. (“FPMI”). In connection with this transaction, the Company's warrants in FPI were exchanged for warrants in FPMI (the “FPMI Warrants”).  During 2012, the Company recognized a gain in the amount of $115,752 as a result of the issuance of certain of these warrants to holders of promissory notes of the Company that matured during the period. Each FPMI Warrant is exercisable for $1.00 per share and expires on February 15, 2019.  As of March 31, 2014, the Company retained control over 109,917 warrants, the value of which has been deemed by the Company to be fully impaired.

5.  Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2014	December 31, 2013
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(68,965)	(67,112)
Intangibles, net	$35,239	$37,092

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the three months ended March 31, 2014 and 2013 totaled $1,853 and $1,853, respectively.

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

6.  Notes Payable

Convertible Notes Payable. In May 2012, in consideration for the extension of certain promissory notes due and payable on March 31, 2012 (the “2012 Notes”) to June 30, 2012, the Company assigned to the holders of the 2012 Notes FPMI Warrants to to purchase a total of 113,127 shares of FPMI common stock for $0.50 per share (the “$0.50 FPMI Warrants”).  In August 2012, in consideration for the extension of the maturity date of the 2012 Notes to November 15, 2012, the Company agreed to assign a total of 155,877 $0.50 FPMI Warrants to the holders of the 2012 Notes.  As a result, a total of 260,508 $0.50 FPMI Warrants have been assigned to holders of 2012 Notes.

Between August 2012 and July, 2013, the Company issued promissory notes in the aggregate principal amount of $114,000 (the “2013 Notes”). As additional consideration for the 2013 Notes, the Company issued an aggregate total of 200,000 of its common stock, 8,496 $0.50 FPMI Warrants and 64,000 FPMI Warrants exercisable for $1.00 per share.

The 2012 and 2013 Notes accrue interest at the rate of 6% annually prior to maturity, and 12% annually thereafter. All of the Notes have matured and are currently due and payable on demand. The Notes are convertible at the option of each respective holder into shares of common stock at a conversion price equal to $0.10 per share. In addition, the holders may exchange the Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the Notes demand repayment.

In connection with the issuance of the 2012 and 2013 Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $106,261 and $28,998, respectively.  The Company will amortize these expenses over the life of the Notes.  As of December 31, 2012, the Company recorded interest expense related to the debt discount of $21,905 and $3,777 related to the beneficial conversion feature.

In connection with the issuance of the 2013 Notes, the Company has recorded debt discount and expenses in the amount of $27,753 related to the value of the exchange of 64,000 FPMI warrants to the holders of the Notes.  The Company will amortize the costs over the remaining life of these Notes.  As of March 31, 2014, the Company recorded other financing costs of $47,919 related to the debt discount on these Notes.

On October 29, 2013, the holder of certain outstanding 2012 and 2013 Notes totaling approximately $217,000 in principal and accrued interest agreed to cancel such notes in exchange for a new promissory note with a face amount of $217,000 maturing on March 31, 2014 and 100,000 FPMI Warrants. Separately, our financial advisor agreed to exchange $216,000 of fees accrued from May 15, 2012 to October 15, 2013 that are payable in cash on December 31, 2013 for a note with a face amount of $250,000 maturing on March 31, 2014 and 100,000 FPMI Warrants.  This notes accrued interest at a rate of 8% annually prior to maturity, and, following maturity of the note on March 31, 2014, now accrues interest at rate of 12% annually.

During the three months ended March 31, 2014, the Company issued two 2014 Notes to two investors in the principal amounts of $100,000, and $36,000. As additional consideration for the purchase of the 2014 Notes, the Company issued an aggregate total of 272,000 shares of common stock.  The Company recorded debt discount of $18,769 related to the 2014 Notes and will amortize the expense over the life of the 2014 Notes.  During the three months ended March 31, 2014, the Company recorded $1,292 of interest expense related to the debt discount on the 2014 Notes.

Long-Term Notes Payable. The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $540 for the three months ended March 31, 2014.

7.  Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	March 31, 2014	December 31, 2013
Prepaid insurance	$15,812	$23,718
Other	-	6,500
Prepaid expenses	$15,812	$30,218

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(30,494)	(30,221)
Property and equipment, net	$3,012	$3,285

Accrued expenses:
Other Accrued expenses	$25,411	19,711
Accrued expenses	$25,411	19,711

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at March 31, 2014 and 2013 consisted of machinery and equipment with estimated useful lives of one to three years.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $274.

Expenditures for repairs and maintenance are expensed as incurred.

8.  Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 shares are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of March 31, 2014.

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

At March 31, 2014, the Company had 20,416,228 shares of Series B Preferred issued and outstanding with a liquidation preference of $204,162, and convertible into 20,416,228 shares of common stock.

9.  Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its common stock, $0.01 par value.  The Company had issued and outstanding 52,728,644 shares of its common stock at March 31, 2014 and December 31, 2013.  In December 2009, the shareholders of the Company approved an increase in the number of authorized common stock to 150,000,000 shares.  The increase took effect in January 2010 with the filing of the amendment to the articles of incorporation with the State of Nevada.

On May 21, 2013, the Company’s authorized the issuance of 1.0 million shares of common stock to management as compensation for services with a fair value of $30,000.

On December 6, 2013, the Company authorized the issuance of 900,000 shares of common stock to management as compensation for services with a fair value of $9,000.

Other than the issuances to certain Note investors of an aggregate of 272,000 shares of the Company’s common stock, as described in Note 6 above, 1,800,000 shares of the Company’s common stock issued related to a professional services agreement, as described in Note 11 below, 300,000 shares issued as settlement of accounts payable, and 1,900,000 issued to management, no common stock, or options to purchase common stock, were issued or granted during the three months ended March 31, 2014.

During the three months ended March 31, 2014, approximately 15,000 options and 763,000 warrants to purchase the Company’s common stock expired.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During the three months ended March 31, 2014 and 2013, the Company had no compensation expense related to employee stock options.

10.  Commitments and Contingencies

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

On October 29, 2013, we entered into a new advisory agreement with our financial advisor.  Pursuant to this agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013.  The initial term of the agreement expires on December 31, 2014.  The advisor agreed to defer the cash fees due under the new agreement until June 30, 2014.

11.  Subsequent Events

On May 1, 2014, the Company received and accepted a notice of conversion to, in accordance with the procedures set forth in the Certificate of Designation for the Series B Convertible Preferred Stock, convert 921,543 shares of Series B Preferred into approximately 3.7 million shares of common stock.

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 14, 2014.

Recent Developments

Issuance of Additional Promissory Notes.  During the three months ended March 31, 2014, the Company issued two promissory notes to two investors in the principal amounts of $100,000, and $36,000 (together, the “2014 Notes”). As additional consideration for the purchase of the Notes, the Company issued an aggregate total of 272,000 shares of common stock.  The Company recorded debt discount of $18,769 related to the 2014 Notes and will amortize the expense over the life of the 2014 Notes.  During the three months ended March 31, 2014, the Company recorded $1,292 of interest expense related to the debt discount on the 2014 Notes.

The Notes accrue interest at the rate of 8% annually. The 2014 Notes are due and payable on June 30, 2014 (the “Maturity Date”). The 2014 Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.10 per share. In addition, the holder may exchange the 2014 Notes for common stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the 2014 Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the 2014 Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holder of the 2014 Notes demands repayment.

The Company presently intends to issue additional promissory notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional promissory notes.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Total revenue for the three months ended March 31, 2014 and 2013 was $602 and $3,341, respectively. The decrease in revenue during the 2014 period, as compared to the same period in 2013, is due to a decrease in royalty revenue attributable to the Company’s PAD technology. Until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of additional financing, management does not anticipate that revenue will materially increase above amounts received in the current fiscal quarter.

Sales, general and administrative expense for the three months ended March 31, 2014 and 2013 was $39,995 and $16,921 respectively. The increase in sales, general and administrative expense is principally attributable to higher legal fees related to intellectual property incurred during the 2014 period.

Professional fees for the three months ended March 31, 2014 and 2013 were $43,934 and $28,101, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us.  The increase in professional fees in the 2014 periods is directly related to increased costs of consulting and professional services provided to the Company, principally consisting of legal fees related to the Company’s intellectual property.

Research and development costs for the three months ended March 31, 2014 and 2013 were $6,098 and $1,347, respectively.  The increase in research and development fees in the 2014 period is directly attributable to the costs associated with clinical trial expense in the 2014 period.

Interest income for the three month periods ended March 31, 2014 and 2013, was $1,972 and $4,000, respectively. The interest income related to the Company’s investment has been deemed to be fully impaired, accordingly the Company has recorded a loss on impairment in 2014 of $1,972.

Interest expense for the three months ended March 31, 2014 and 2013, was $21,614 and $18,526, respectively.  The increase in interest expense in the 2014 period is related to a higher notes payable balance.

During the three months ended March 31, 2014, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $49,211.  During the three months ended March 31, 2013, non-cash interest expense related to the amortization of debt discount on notes payable was $2,407.

During the three months ended March 31, 2014, the Company recorded non-cash other financing expenses related to the amortization of the debt discount related to the exchange of FPMI Warrants on Notes payable of $21,760 and $4,793, respectively.

During the three months ended March 31, 2013, the Company recorded a gain on equity investment of $30,045, representing gains related to the exchange of FPMI Warrants related to Notes payable and the reacquisition of the NuRx intellectual property.

The Company’s net loss for the three months ended March 31, 2014 was $184,376 compared to net loss for the three months ended March 31, 2013 of $40,916.  The increase in net losses in the three month periods ended March 31, 2014 compared to the comparable periods in 2013 is due to higher expenses related to higher intellectual property and higher professional fees over the 2013 period.

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash and cash equivalents of $120,546, as compared to cash and cash equivalents of $4,457 as of December 31, 2013.  During the three months ended March 31, 2014, the Company’s cash flows from investing activities totaled $30,000 and cash flows from financing activities totaled $136,000.  The overall net increase in cash of 116,089 for the three months ended March 31, 2014, is attributable to net cash used for operating activities offset by cash received from financing activities.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2014	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer