Form 10-Q/A
period 2014-03-31
QUANTRX BIOMEDICAL CORP
filed 2014-05-23
CIK 820608

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (the “Amendment”) amends the Quarterly Report on Form 10-Q of QuantRx Biomedical Corporation (the “Company”, “our” or “we”) for the quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on May 20, 2014 (the “Original Filing”). The sole purpose of this Amendment is to correct the number of shares of Series B Convertible Preferred Stock converted on May 1, 2014, as disclosed in Note 11- Subsequent Events, to the accompanying consolidated financial statements. Exhibit 101 to this Amendment provides the consolidated financial statements and related notes as presented in herein, formatted in XBRL (eXtensible Business Reporting Language).

This Amendment does not amend or otherwise update any other information in the Original Filing. Except as stated herein, this Amendment does not reflect events occurring after the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

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

11.  Subsequent Events

On May 1, 2014, the Company received and accepted a notice of conversion to, in accordance with the procedures set forth in the Certificate of Designation for the Series B Convertible Preferred Stock, convert approximately 3.7 million shares of Series B Preferred into the same number of shares of common stock.

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

Date: May 22, 2014	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer