Form 10-Q
period 2014-06-28
QUANTRX BIOMEDICAL CORP
filed 2014-08-19
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of August 18, 2014 was 63,341,163.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$66,404	$4,457
Accounts receivable	262	917
Inventories	1,101	1,978
Prepaid expenses	7,906	30,218
Note receivable	60,000	120,000
Total Current Assets	135,673	157,570

Investments	200,000	200,000
Property and equipment, net	2,738	3,285
Intangible assets, net	33,386	37,092
Total Assets	$371,797	$397,947

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$377,932	$285,412
Accrued expenses	16,936	19,711
Notes payable and accrued interest, net of discounts	870,694	738,694
Total Current Liabilities	1,265,562	1,043,817
Notes payable, long-term	44,000	44,000
Total Liabilities	1,309,562	1,087,817

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Series B Convertible Preferred Stock; $0.01 par value, 20,500,000 authorized shares, 16,676,942 and 20,416,228 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	166,769	204,162
Common stock; $0.01 par value; 150,000,000 authorized; 63,107,282 and 52,728,644 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	631,072	527,286
Common stock to be issued	14,033	120,000
Additional paid-in capital	48,374,711	48,138,544
Accumulated deficit	(50,124,350)	(49,679,862)
Total Stockholders’ Equity (Deficit)	(937,765)	(689,870)

Total Liabilities and Stockholders’ Equity (Deficit)	$371,797	$397,947

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Revenue	$626	$965	$1,229	$4,306
Total Revenue	626	965	1,229	4,306

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	635	178	876	258
Sales, general and administrative	25,103	53,990	65,097	70,912
Professional fees	113,751	32,944	157,685	61,045
Research and development	15,818	1,864	21,916	3,211
Amortization	1,853	1,853	3,706	3,706
Depreciation	274	274	548	548
Total Costs and Operating Expenses	157,434	91,103	249,828	139,680

Loss from Operations	(156,808)	(90,138)	(248,599)	(135,374)

Other Income (Expense):
Interest and dividend income	1,395	4,000	3,367	8,000
Interest expense	(23,688)	(13,437)	(45,302)	(31,963)
Gain on exchange of equity investment	-	10,908	-	40,953
Other financing costs	-	(22,961)	(21,760)	(27,753)
Amortization of debt discount to interest expense	(17,466)	-	(66,677)	(2,407)
Loss on exchange of interest payable on notes for common stock	(62,150)	-	(62,150)	-
Gain on settlement of accounts payable	-	16,850	-	16,850
Loss on Impairment	(1,395)	(4,000)	(3,367)	(8,000)
Total Other Income (Expense), net	(103,304)	(8,640)	(195,889)	(4,320)

Loss Before Taxes	(260,112)	(98,778)	(444,488)	(139,694)

Provision for Income Taxes	-	-	-	-

Net Loss	$(260,112)	$(98,778)	$(444,488)	$(139,694)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	55,690,511	52,528,644	54,170,122	52,528,644

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(444,488)	$(139,694)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,253	4,253
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	108,683	30,160
Non-cash gain on exchange of equity investment	-	(40,953)
Interest receivable	(3,367)	(8,000)
Loss on impairment	3,367	8,000
Non-cash fair value of common stock issued & to be issued with notes payable	21,760	-
Non-cash loss on issuance of common stock in exchange for interest settlement on notes payable	62,150	-
(Increase) Decrease in:
Accounts receivable	655	(1,736)
Inventories	877	258
Prepaid expenses	22,312	15,028
Increase (decrease) in:
Accounts payable	92,520	9,264
Accrued interest and expenses	(2,775)	15,229

Net Cash Used by Operating Activities	(134,053)	(91,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on note receivable	60,000	20,000

Net Cash Provided by Investing Activities	60,000	20,000

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by Notes Payable	136,000	64,000

Net Cash Provided from financing activities	136,000	64,000

Net Increase (Decrease) in Cash and Cash Equivalents	61,947	(7,569)

Cash and Cash Equivalents, Beginning of Period	4,457	9,989

Cash and Cash Equivalents, End of Period	$66,404	$2,420

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation

Overview

We have developed and intend to commercialize our innovative PAD based products for the over-the-counter ("OTC") markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are developing and intend to commercialize genomic diagnostics for the laboratory market, based on our patented PadKit® technology.  Our platforms include: inSync®, Unique™, PadKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

Our efforts to commercialize our products remain contingent on the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, we have had nominal operations, focused principally on the limited online sale of our Unique® Miniform PAD product, maintaining and expanding our intellectual property and maintaining compliance with the public company reporting requirements. We have continued to issue promissory notes to continue as a going concern. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

On June 20, 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), and proceeded to transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business ("Diagnostics Business"). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s remaining business line consists of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2014.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

Recent Developments

Note Financing

In July 2014, the Company’s Board of Directors approved an exchange of existing promissory notes, in the aggregate principal amount of up to $870,694, into new convertible promissory demand notes maturing February 28, 2015. The Company anticipates that substantially all of the existing note holders will participate in this exchange. The Board also approved the issuance of an additional $500,000 of convertible promissory demand maturing February 28, 2015 (the “New Notes”) (the “New Note Offering”). As additional consideration for participation in the $500,000 New Note Offering, the purchasers shall be issued 200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) for every $100,000 invested. As of the date hereof, the Company has issued New Note Notes in the aggregate principal amount of $250,000 and issued or reserved an aggregate total of 500,000 shares of Common Stock in connection with the New Note Offering.

Each New Note accrues interest at a rate of 10% per annum, payable in either cash or shares of Common Stock and matures on February 28, 2015. Each New Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the New Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of all New Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

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

The Company’s history of operating losses, limited cash resources and the absence of an operating plan necessary to capitalize on the Company’s assets raise substantial doubt about our ability to continue as a going concern, absent a strengthening of our cash position.  Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic merger or other transaction, to obtain additional funding to continue the development of, and to successfully commercialize, its products.  There can be no assurance that the Company will be successful in its efforts.  Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, result of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the six months ended June 30, 2014, the Company did not issue employee stock-based compensation expense.

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

In the case of modifications, the Black-Scholes model is used to value modified warrants on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification determines the incremental value. The Company has modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values. When modified in connection with a note issuance, the Company recognizes the incremental value as a part of the debt discount calculation, using its relative fair value in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.” When modified in connection with note extensions, the Company recognized the incremental value as prepaid interest, which is expensed over the term of the extension.

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the six months ending June 30, 2014, the Company used an average risk-free interest rate of 2.73%, a dividend yield of 0%, and an average volatility of 544% to calculate the fair value of equity securities issued for services. During the year ended December 31, 2013, the Company used an average risk-free interest rate of 2.6%, expected volatility of 331%, and a dividend yield of zero.

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

As of June 30, 2014, the Company had outstanding options exercisable for 289,500 shares of its Common Stock, warrants exercisable for 375,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the six months ended June 30, 2014.

As of June 30, 2013, the Company had outstanding options exercisable for 304,500 shares of its Common Stock, warrants exercisable for 2,132,500 shares of its Common Stock, and preferred shares convertible into 20,416,228 shares of its Common Stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the six months ended June 30, 2013.

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

4.  Investments

In May 2011, FluoroPharma, Inc. (“FPI”) entered into a reverse merger with FluoroPharma Medical, Inc. (“FPMI”). In connection with this transaction, the Company's warrants in FPI were exchanged for warrants in FPMI (the “FPMI Warrants”).  During 2012, the Company recognized a gain in the amount of $115,752 as a result of the issuance of certain of these warrants to holders of promissory notes of the Company that matured during the period. Each FPMI Warrant is exercisable for $1.00 per share and expires on February 15, 2019.  As of June 30, 2014, the Company retained control over 109,917 FPMI Warrants, the value of which has been deemed by the Company to be fully impaired.

5.  Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	June 30, 2014	December 31, 2013
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(70,818)	(67,112)
Intangibles, net	$33,386	$37,092

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the six months ended June 30, 2014 and 2013 totaled $3,706.

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

6.  Notes Payable

Convertible Notes Payable. In May 2012, in consideration for the extension of certain promissory notes due and payable on March 31, 2012 (the “2012 Notes”) to June 30, 2012, the Company assigned to the holders of the 2012 Notes FPMI Warrants to purchase a total of 113,127 shares of FPMI common stock for $0.50 per share (the “$0.50 FPMI Warrants”).  In August 2012, in consideration for the extension of the maturity date of the 2012 Notes to November 15, 2012, the Company agreed to assign a total of 155,877 $0.50 FPMI Warrants to the holders of the 2012 Notes.  As a result, a total of 260,508 $0.50 FPMI Warrants have been assigned to holders of 2012 Notes.

Between August 2012 and July 2013, the Company issued promissory notes in the aggregate principal amount of $114,000 (the “2013 Notes”). As additional consideration for the 2013 Notes, the Company issued an aggregate total of 200,000 of its Common Stock, 8,496 $0.50 FPMI Warrants and 64,000 FPMI Warrants exercisable for $1.00 per share.

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

In connection with the issuance of the 2013 Notes, the Company has recorded debt discount and expenses in the amount of $27,753 related to the value of the 64,000 FPMI warrants to the holders of the Notes.  The Company will amortize the costs over the remaining life of these Notes.  As of June 30, 2014, the Company recorded other financing costs of $27,753 related to the debt discount on the 2013 Notes.

On October 29, 2013, the holder of certain outstanding 2012 and 2013 Notes totaling approximately $217,000 in principal and accrued interest agreed to cancel such notes in exchange for a new promissory note with a face amount of $217,000 maturing on March 31, 2014, and 100,000 FPMI Warrants. Separately, our financial advisor agreed to exchange $216,000 of fees accrued from May 15, 2012 to October 15, 2013, otherwise payable in cash on or before December 31, 2013, for a note with a face amount of $250,000 maturing on March 31, 2014, and 100,000 FPMI Warrants.  This notes accrued interest at a rate of 8% annually prior to maturity, and, following maturity of the note on March 31, 2014, now accrues interest at rate of 12% annually.

During the six months ended June 30, 2014, the Company issued promissory notes to two accredited investors in the principal amounts of $100,000, and $36,000, respectively (the “2014 Notes”). As additional consideration for the purchase of the 2014 Notes, the Company issued an aggregate total of 272,000 shares of Common Stock to the investors.  The Company recorded debt discount of $18,769 related to the 2014 Notes and will amortize the expense over the life of the 2014 Notes.  During the six months ended June 30, 2014, the Company recorded $18,769 of interest expense related to the debt discount on the 2014 Notes.

During the three months ended June 30, 2014, the Company authorized the issuance of 2,601,233 shares of Common Stock to the holders of all outstanding notes payable with an aggregate outstanding principal balance of $870,693 in order to satisfy all accrued, but unpaid, interest on the notes.  During the period, 2,367,352 of the authorized shares of Common Stock were issued to settle the total outstanding interest payable on the notes, which amounted to $93,924.  The Company recognized a loss of $62,150 in connection with the settlement.

Long-Term Notes Payable. The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $570 and $1,110 for the three and six months ended June 30, 2014.

7.  Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	June 30, 2014	December 31, 2013
Prepaid insurance	$7,906	$23,718
Other	-	6,500
Prepaid expenses	$7,906	$30,218

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(30,768)	(30,221)
Property and equipment, net	$2,738	$3,285

Accrued expenses:
Other Accrued expenses	$16,936	19,711
Accrued expenses	$16,936	19,711

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at June 30, 2014 and 2013 consisted of machinery and equipment with estimated useful lives of one to three years.

Depreciation expense for the three and six months ended June 30, 2014 and 2013 was $274 and $548, respectively.

Expenditures for repairs and maintenance are expensed as incurred.

8.  Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 shares are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining 4,500,000 authorized preferred shares have not been designated by the Company as of June 30, 2014.

Series B Convertible Preferred Stock.  The Company has authorized 20,500,000 shares of Series B Preferred, $0.01 par value.  The Series B Preferred ranks prior to the Common Stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms do not rank senior to the Series B Preferred (“Junior Stock”).  Holders of the Series B Preferred are entitled to receive cash dividends only if the Company’s Board of Directors declare a dividend on the Common Stock. In that event, holders of Series B Preferred will be entitled to receive an amount equal to the cash dividend declared on one share of Common Stock, multiplied by the number of shares of Common Stock issuable upon conversion of the shares of Series B Preferred held. The holders of Series B Preferred have voting rights to vote, as a class, on the following matters: (i) amending, altering or repealing the provisions of the Series B Preferred so as to adversely affect any right, preference, privilege or voting power of the Series B Preferred, or (ii) to effect any distribution with respect to Junior Stock.  At any time, the holders of Series B Preferred may, subject to limitations, elect to convert all or any portion of their Series B Preferred into fully paid non-assessable shares of Common Stock at a 1:1 conversion rate.

On May 1, 2014, the Company received and accepted a notice of conversion to, in accordance with the procedures set forth in the Certificate of Designation for the Series B Convertible Preferred Stock, convert 3,739,286 shares of Series B Preferred into the same number of shares of Common Stock.

At June 30, 2014, the Company had 16,676,942 shares of Series B Preferred issued and outstanding with a liquidation preference of $166,769, and convertible into 16,676,942 shares of Common Stock.

9.  Common Stock, Options and Warrants

The Company’s Articles of Incorporation authorize for issuance 150,000,000 shares of its Common Stock, of which 63,107,282 and 52,728,644 shares were issued and outstanding at June 30, 2014 and December 31, 2013, respectively.

On May 21, 2013, the Company authorized the issuance of 1.0 million shares of Common Stock to management as compensation for services with a fair value of $30,000.

On December 6, 2013, the Company authorized the issuance of 900,000 shares of Common Stock to management as compensation for services with a fair value of $9,000.

On May 1, 2014, the Company received and accepted a notice of conversion to, in accordance with the procedures set forth in the Certificate of Designation for the Series B Convertible Preferred Stock, convert 3,739,286 shares of Series B Preferred into the same number of shares of Common Stock.

Other than the issuances to certain 2014 Note investors of an aggregate total of 272,000 shares of Common Stock, 1,800,000 shares of Common Stock issued in connection with the professional services agreement as described in Note 11 below, 300,000 shares of Common Stock issued as settlement of accounts payable, and 1,900,000 shares of Common Stock issued to management, no Common Stock, or options to purchase Common Stock, were issued or granted during the six months ended June 30, 2014.

During the six months ended June 30, 2014, approximately 418,000 warrants to purchase the Company’s Common Stock expired.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During the three and six months ended June 30, 2014 and 2013, the Company had no compensation expense related to employee stock options.

10.  Commitments and Contingencies

Professional Services Agreement.  On May 16, 2011, the Company entered into a consulting agreement with its financial advisor, pursuant to which the financial advisor provides certain business, corporate development, litigation support, financial and strategic consulting services to the Company for and in consideration of the payment of $12,000 per month.  Under the terms of the consulting agreement, however, amounts due thereunder not paid accrued until the Company's cash balance exceeds $1.5 million, or 24 months from the date of execution.

On August 1, 2012, the consulting agreement was amended to extend the deferral period for accrued cash compensation from May 16, 2013 to December 31, 2013, and to require the Company to issue 100,000 shares of restricted Common Stock per month in lieu of the agreement’s previous requirement of monthly issuances of warrants to purchase Common Stock. In addition, all warrants previously issued under the consulting agreement were exchanged for shares of Common Stock at a ratio of one share for every two warrants issued under the terms of the consulting agreement, resulting in the cancellation of warrants to issue 3.0 million shares of Common Stock in exchange for a total of 1.5 million shares of restricted Common Stock.

On October 29, 2013, we entered into a new advisory agreement with our financial advisor.  Pursuant to this agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013.  The initial term of the agreement expires on December 31, 2014.  The advisor agreed to defer the cash fees due under the new agreement until June 30, 2014.

11.  Subsequent Events

Note Financing

In July 2014, the Company’s Board of Directors approved an exchange of existing promissory notes, in the aggregate principal amount of up to $870,694, into new convertible promissory demand notes maturing February 28, 2015. The Company anticipates that substantially all of the existing note holders will participate in this exchange. The Board also approved the issuance of an additional $500,000 of convertible promissory demand maturing February 28, 2015. As additional consideration for participation in the $500,000 New Note Offering, the purchasers shall be issued 200,000 shares of Common Stock for every $100,000 invested. As of the date hereof, the Company has issued New Note Notes in the aggregate principal amount of $250,000 and issued or reserved an aggregate total of 500,000 shares of Common Stock in connection with the New Note Offering.

Each New Note accrues interest at a rate of 10% per annum, payable in either cash or shares of Common Stock and matures on February 28, 2015. Each New Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the New Note, plus accrued but unpaid interest, divided by $0.08. Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million, the Outstanding Balance of all New Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

The Company presently intends to issue additional promissory notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional promissory notes.

As discussed in Note 6, the Company issued 2,367,352 of the 2,601,233 authorized shares of Common Stock to settle the accrued but unpaid interest on outstanding notes payable.  Subsequent to the period, the Company issued the additional 233,881 shares that were classified as Stock to be Issued as of June 30, 2014.

Modification of Consulting Agreement

On July 1, 2014, the Company and its financial advisor modified the terms of the consulting agreement originally entered into on May 16, 2011, to provide for one $15,000 payment in August 2014 and deferral of all other remaining cash fees until December 31, 2014 in consideration for the issuance of the 109,917 FPMI Warrants, described in Note 4 above.

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

Overview

We have developed and intend to commercialize our innovative PAD based products for the OTC markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are developing and intend to commercialize genomic diagnostics for the laboratory market, based on our patented PadKit® technology.  Our platforms include: inSync®, Unique™, PadKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

Our efforts to commercialize our products remain contingent on the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, we have had nominal operations, focused principally on the limited online sale of our Unique® Miniform PAD product, maintaining and expanding our intellectual property and maintaining compliance with the public company reporting requirements. We have continued to issue promissory notes to continue as a going concern. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

On June 20, 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), and proceeded to transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business ("Diagnostics Business"). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s remaining business line consists of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

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

Recent Developments

Note Financing.  In July 2014, the Company’s Board of Directors approved an exchange of existing promissory notes, in the aggregate principal amount of up to $870,694, into new convertible promissory demand notes maturing February 28, 2015. The Company anticipates that substantially all of the existing note holders will participate in this exchange. The Board also approved the issuance of an additional $500,000 of New Notes. As additional consideration for participation in the $500,000 New Note Offering, the purchasers shall be issued 200,000 shares of Common Stock for every $100,000 invested. As of the date hereof, the Company has issued New Note Notes in the aggregate principal amount of $250,000 and issued or reserved an aggregate total of 500,000 shares of Common Stock in connection with the New Note Offering.

Each New Note accrues interest at a rate of 10% per annum, payable in either cash or shares of Common Stock and matures on February 28, 2015. Each New Note is convertible, at the option of the holder thereof, into Conversion Shares equal to the Outstanding Balance of the New Notes, divided by $0.08. Additionally, in the event the Company completes a Qualified Financing with gross proceeds to the Company of at least $1.5 million, the Outstanding Balance of all New Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

The Company presently intends to issue additional promissory notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional promissory notes.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 to the Three and Six Months Ended June 30, 2013

Total revenue for the three months ended June 30, 2014 and 2013 was $626 and $965, respectively.  Total revenue for the six months ended June 30, 2014 and 2013 was $1,229 and $4,306, respectively.  The decrease in revenue during the 2014 period, as compared to the same period in 2013, is due to a decrease in royalty revenue attributable to the Company’s PAD technology. Until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of additional financing, management does not anticipate that revenue will materially increase above amounts received in the current fiscal quarter.

Sales, general and administrative expense for the three months ended June 30, 2014 and 2013 was $25,103 and $53,900 respectively. Sales, general and administrative expense for the six months ended June 30, 2014 and 2013 was $65,097 and $70,912 respectively. The decrease in sales, general and administrative expense is principally due to stock compensation expense incurred during the three months ended June 30, 2013 not present in the 2014 period.

Professional fees for the three months ended June 31, 2014 and 2013 were $113,751 and $32,944, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us.  The increase in professional fees in the 2014 periods is directly related to increased costs of consulting and professional services provided to the Company, principally consisting of legal fees related to the Company’s intellectual property.  Professional fees for the six months ended June 30, 2014 and 2013 were $157,685 and $61,045, respectively.

Research and development costs for the three months ended June 30, 2014 and 2013 were $15,818 and $1,864, respectively.  The increase in research and development fees in the 2014 period is directly attributable to the costs associated with clinical trial expense in the 2014 period. Research and development costs for the six months ended June 30, 2014 and 2013 were $21,916 and $3,211, respectively.

Interest income for the three months ended June 30, 2014 and 2013, was $1,395 and $4,000, respectively.  Interest income for the six months ended June 30, 2014 and 2013 was $3,367 and $8,000, respectively. The interest income related to the Company’s investment has been deemed to be fully impaired, accordingly the Company has recorded a loss on impairment during the 2014 three and six months of $1,395 and $3,367, respectively.

Interest expense for the three months ended June 30, 2014 and 2013, was $23,688 and $13,437, respectively.  The increase in interest expense in the 2014 period is related to a higher notes payable balance. Interest expense for the six months ended June 30, 2014 and 2013, was $45,302 and $31,963.

During the three and six months ended June 30, 2014, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $17,466 and $66,667 respectively.  During the three and six months ended June 30, 2013, non-cash interest expense related to the amortization of debt discount on notes payable was $0 and $2,407, respectively. During the three and six months ended June 30, 2014, the Company recorded non-cash other financing expenses related to the amortization of the debt discount related to the issuance of Common Stock on Notes Payable of $21,760.  During the three and six months ended June 30, 2013, the Company recorded non-cash other financing expenses related to the exchange of FPMI Warrants on Notes payable of $22,961 and $27,753, respectively.

During the three and six months ended June 30, 2014, the Company recorded non-cash loss on the issuance of Common Stock in exchange of accrued interest payable on notes payable in the amount of $62,150.

During the three and six months ended June 30, 2013, the Company recorded a gain on equity investment of $10,908, and $40,593, respectively, representing gains related to the exchange of FPMI Warrants related to Notes payable of and the reacquisition of the NuRx intellectual property.

The Company’s net loss for the three months ended June 30, 2014 was $260,112 compared to net loss for the three months ended June 30, 2013 of $98,778.  The increase in net losses in the three month periods ended June 30, 2014 compared to the comparable periods in 2013 is due to higher expenses related to higher intellectual property and higher professional fees over the 2013 period. Net loss for the six months ended June 30, 2014 was $444,488 compared to net loss for the six months ended June 30, 2013 of $139,694.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash and cash equivalents of $66,404, compared to cash and cash equivalents of $4,457 as of December 31, 2013.  During the six months ended June 30, 2014, the Company’s cash flows from investing activities totaled $60,000 and cash flows from financing activities totaled $136,000.  The overall net increase in cash of $61,947 for the six months ended June 30, 2014, is attributable to net cash used for operating activities offset by cash received from financing activities.

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

Under the supervision and with the participation of our management, including our principal executive officer/ principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2014. Based on this evaluation, the Company’s principal executive officer/ principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer/ principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 19, 2014	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer