Form 10-Q
period 2014-09-30
QUANTRX BIOMEDICAL CORP
filed 2014-11-18
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of November 14, 2014 was 63,341,163.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$253,545	$4,457
Accounts receivable	-	917
Inventories	446	1,978
Prepaid expenses	33,471	30,218
Note receivable	30,000	120,000
Total Current Assets	317,462	157,570

Investments	200,000	200,000
Property and equipment, net	2,465	3,285
Intangible assets, net	30,664	37,092
Total Assets	$550,591	$397,947

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$407,073	$285,412
Accrued expenses	26,654	19,711
Notes payable and accrued interest, net of discounts	1,063,051	738,694
Total Current Liabilities	1,496,778	1,043,817
Notes payable, long-term	44,000	44,000
Total Liabilities	1,540,778	1,087,817

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Series B Convertible Preferred Stock; $0.01 par value, 20,500,000 authorized shares, 16,676,942 and 20,416,228 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	166,769	204,162
Common stock; $0.01 par value; 150,000,000 authorized; 63,341,163 and 52,728,644 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	633,412	527,286
Common stock to be issued	63,000	120,000
Additional paid-in capital	48,428,723	48,138,544
Accumulated deficit	(50,282,091)	(49,679,862)
Total Stockholders’ Equity (Deficit)	(990,187)	(689,870)

Total Liabilities and Stockholders’ Equity (Deficit)	$550,591	$397,947

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Revenue	$590	$812	$1,819	$5,118
Total Revenue	590	812	1,819	5,118

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	656	230	1,532	488
Sales, general and administrative	13,390	13,744	78,487	84,656
Professional fees	37,242	13,388	194,927	74,433
Research and development	30,044	20,083	51,960	23,294
Amortization	2,723	1,853	6,429	5,559
Depreciation	273	273	821	821
Total Costs and Operating Expenses	84,328	49,571	334,156	189,251

Loss from Operations	(83,738)	(48,759)	(332,337)	(184,133)

Other Income (Expense):
Interest and dividend income	808	3,085	4,175	11,085
Interest expense	(29,340)	(12,988)	(74,640)	(44,951)
Gain on exchange of equity investment	26,660	-	26,660	40,953
Other financing costs	(26,660)	-	(48,420)	(27,753)
Amortization of debt discount and issuance costs to interest expense	(44,669)	-	(111,342)	(2,407)
Gain on settlement of note interest		-	(62,150)	16,850
Loss on Impairment	(808)	(3,085)	(4,175)	(11,085)
Total Other Income (Expense), net	(74,009)	(12,988)	(269,892)	(17,308)

Loss Before Taxes	(157,747)	(61,747)	(602,229)	(201,441)

Provision for Income Taxes	-	-	-	-

Net Loss	$(157,747)	$(61,747)	$(602,229)	$(201,441)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	63,328,170	52,528,644	59,585,203	52,528,644

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2014		September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(602,229)	$(201,441)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization		7,248	6,380
Loss on deferred financing costs		120,019	30,160
Non-cash gain on exchange of equity investment		(26,660)	(40,953)
Non-cash fair value of common stock issued as compensation		21,000	30,000
Interest receivable		(4,175)	(11,085)
Loss on impairment		4,175	11,085
Non-cash fair value of common stock issued with notes payable		63,760	-
Loss on issuance of common stock in exchange for interest settlement on notes payable		62,150	16,850
(Increase) Decrease in:
Accounts receivable		917	1,997)
Inventories		1,532	488
Prepaid expenses		(3,253)	(8,845))
Increase (decrease) in:
Accounts payable		121,661	(7,124)
Accrued interest and expenses		6,943	49,966

Net Cash Used by Operating Activities		(226,912)	(122,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on note receivable		90,000	50,000

Net Cash Provided by Investing Activities		90,000	50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by Notes Payable		386,000	64,000

Net Cash Provided from financing activities		386,000	64,000

Net Increase (Decrease) in Cash and Cash Equivalents		249,088	(8,522)

Cash and Cash Equivalents, Beginning of Period		4,457	9,989

Cash and Cash Equivalents, End of Period		$253,545	$1,467

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$		$-
Income tax paid	$		$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for accounts payable		$-	$9,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation

Overview

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. Our principal business office is located at 10190 SW 90th Avenue, Tualatin, Oregon 97123. When used in this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Corporation, a Nevada corporation.

We have developed and intend to commercialize our innovative non-woven disposable absorbent PAD products and technology for over-the-counter ("OTC") treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are developing and intend to commercialize genomic diagnostics for the laboratory market, based on our patented PadKit® technology.  Our platforms include: inSync®, Unique™, PadKit®, and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

Our efforts to commercialize our products remain contingent on the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, we have had nominal operations, focused principally on the limited online sale of our Unique® Miniform PAD product, maintaining and expanding our intellectual property and maintaining compliance with the public company reporting requirements. We have continued to issue promissory notes to continue as a going concern. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD products and technology.

The Company previously formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), and proceeded to transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business (“Diagnostics Business”). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s remaining business line consists of its OTC business, including the InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2014.  The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

Recent Developments

Note Financing

In July 2014, the Company’s Board of Directors approved an exchange of outstanding promissory notes, in the aggregate principal amount of up to $870,694, into new convertible promissory demand notes maturing February 28, 2015. The Company anticipates that substantially all of the existing note holders will participate in this exchange. The Board also approved the issuance of an additional $500,000 of convertible promissory demand notes maturing February 28, 2015 (the “New Notes”) to accredited investors (the “New Note Offering”). As additional consideration for participation in the New Note Offering, each purchaser will receive 200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), for every $100,000 invested. As of the date hereof, the Company has issued New Note Notes in the aggregate principal amount of $250,000 and issued or reserved an aggregate total of 500,000 shares of Common Stock in connection with the New Note Offering.

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

2.  Management Statement Regarding Going Concern

The Company currently generates only nominal revenue from operations.  The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes.  In the past, the Company also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the nine months ended September 30, 2014, the Company did not issue employee stock-based compensation expense.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the nine months ending September 30, 2014, the Company used an average risk-free interest rate of 2.73%, a dividend yield of 0%, and an average volatility of 242% to calculate the fair value of equity securities issued for services. During the year ended December 31, 2013, the Company used an average risk-free interest rate of 2.6%, expected volatility of 331%, and a dividend yield of 0%.

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

As of September 30, 2014, the Company had outstanding options exercisable for 164,500 shares of its Common Stock, warrants exercisable for 225,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock. The above options, warrants, and preferred shares were deemed to be antidilutive for the nine months ended September 30, 2014.

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

Recent Accounting Pronouncements.

Management has considered all recent accounting pronouncements.  The following pronouncements were deemed applicable to our financial statements:

Stock Compensation

In June 2014, FASB issued Accounting Standards Update No. 2014-12 (“Update 2014-12”), Compensation-Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718).  Update 2014-12 provides guidance on how to account for share-based payment awards that require a specific performance target to be achieved in order for the employees to become eligible to vest in the awards.  Update 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Management is still evaluating the applicability and possible impact this update may have on the accounting treatment and its financial statement presentation.

4.  Investments

In May 2011, FluoroPharma, Inc. (“FPI”) entered into a reverse merger with FluoroPharma Medical, Inc. (“FPMI”). In connection with this transaction, the Company's warrants in FPI were exchanged for warrants in FPMI (the “FPMI Warrants”). During 2012, the Company recognized a gain in the amount of $115,752 as a result of the issuance of certain of these warrants to holders of promissory notes of the Company that matured during the period. During the period ended September 30, 2014, the Company assigned its remaining 109,917 FPMI Warrants, with an exercise price of $1.00 and expiring on February 15, 2019 to Burnham Hill Advisors, LLC (“BHA”) in exchange for the extension of BHA’s previous cash deferral agreement through December 31, 2014. Following the transaction, the Company recognized a gain on the exchange in the amount of $20,660 and no longer held FPMI warrants.

5.  Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2014	December 31, 2013
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(73,540)	(67,112)
Intangibles, net	$30,664	$37,092

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

Asset Categories	Estimated Useful Life in Years
Patents	17
Patents under licensing	10
Website development costs	3
Intangibles acquired in 2008 (weighted average)	15

Amortization expense for the nine months ended September 30, 2014 and 2013 totaled $6,428 and $5,559, respectively.

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

6.  Notes Payable

2012 Notes and 2013 Notes. In May 2012, in consideration for the extension of certain promissory notes originally due and payable on March 31, 2012 (the “2012 Notes”) to June 30, 2012, the Company assigned to the holders of the 2012 Notes FPMI Warrants to purchase a total of 113,127 shares of FPMI common stock for $0.50 per share (the “$0.50 FPMI Warrants”).  In August 2012, in consideration for the extension of the maturity date of the 2012 Notes to November 15, 2012, the Company agreed to assign a total of 155,877 $0.50 FPMI Warrants to the holders of the 2012 Notes.  As a result, a total of 260,508 $0.50 FPMI Warrants have been assigned to holders of 2012 Notes.

Between August 2012 and July 2013, the Company issued promissory notes in the aggregate principal amount of $114,000 (the “2013 Notes”). As additional consideration for the 2013 Notes, the Company issued an aggregate total of 200,000 shares of Common Stock, 8,496 $0.50 FPMI Warrants and 64,000 FPMI Warrants exercisable for $1.00 per share.

The 2012 and 2013 Notes accrue interest at the rate of 6% annually prior to maturity, and 12% annually thereafter. All 2012 Notes and 2013 Notes have matured and are currently due and payable on demand. The 2012 Notes and 2013 Notes are convertible at the option of each respective holder into shares of Common Stock at a conversion price equal to $0.10 per share. In addition, the holders may exchange the 2012 Notes and 2013 Notes for Common Stock in the event the Company consummates a qualified financing (the “Qualified Financing”), which is defined in the 2012 Notes and 2013 Notes as a financing resulting in gross proceeds to the Company of at least $500,000. While the Company intends to pay the 2012 Notes and 2013 Notes using proceeds from a Qualified Financing, such Qualified Financing may not occur prior to the date the holders of the 2012 Notes and 2013 Notes demand repayment.

In connection with the issuance of the 2012 Notes and 2013 Notes, the Company has recorded debt discount and expenses of the beneficial conversion feature of $106,261 and $28,998, respectively.  The Company will amortize these expenses over the life of the 2012 Notes and 2013 Notes.  As of December 31, 2012, the Company recorded interest expense related to the debt discount of $21,905 and $3,777 related to the beneficial conversion feature.

In connection with the issuance of the 2013 Notes, the Company has recorded debt discount and expenses in the amount of $27,753 related to the value of the 64,000 FPMI warrants to the holders of the 2013 Notes.  The Company will amortize the costs over the remaining life of these 2013 Notes.  As of September 30, 2014, the Company recorded other financing costs of $27,753 related to the debt discount on the 2013 Notes.

On October 29, 2013, the holder of certain outstanding 2012 Notes and 2013 Notes totaling approximately $217,000 in principal and accrued interest agreed to cancel such notes in exchange for a new promissory note with a face amount of $217,000 maturing on March 31, 2014, and 100,000 FPMI Warrants. Separately, our financial advisor agreed to exchange $216,000 of fees accrued from May 15, 2012 to October 15, 2013, otherwise payable in cash on or before December 31, 2013, for a promissory note with a face amount of $250,000 maturing on March 31, 2014, and 100,000 FPMI Warrants.  These promissory notes accrued interest at a rate of 8% annually prior to maturity, and, following maturity of both promissory notes on March 31, 2014, now accrue interest at rate of 12% annually.

2014 Notes. During the nine months ended September 30, 2014, the Company issued promissory notes to certain accredited investors in the aggregate principal amount of $136,000 (the “2014 Notes”). As additional consideration for the purchase of the 2014 Notes, the Company issued an aggregate total of 272,000 shares of Common Stock to the investors.  The Company recorded debt discount of $30,038 related to the 2014 Notes and will amortize the expense over the life of the 2014 Notes.  During the nine months ended September 30, 2014, the Company recorded $15,962of interest expense related to the debt discount on the 2014 Notes.

During the nine months ended September 30, 2014, the Company authorized the issuance of 2,601,233 shares of Common Stock to the holders of all outstanding notes payable with an aggregate outstanding principal balance of $870,693 in order to satisfy all accrued, but unpaid, interest on the notes issued between 2012 and June 2014.  During the period, all of the authorized shares of Common Stock were issued to settle the total outstanding interest payable on the notes, which amounted to $93,924.  The Company recognized a loss of $62,150 in connection with the settlement.

New Note Offering. In connection with the New Note Offering described under the heading “Recent Developments” in Note 1 above, during the period ended September 30, 2014 we issued New Notes in the aggregate principal amount of $250,000 and issued or reserved an aggregate total of 500,000 shares of Common Stock in connection with the New Note Offering. Each New Note accrues interest at a rate of 10% per annum, payable in either cash or shares of Common Stock, and matures on February 28, 2015. Each New Note is convertible, at the option of the holder thereof, into that number of Conversion Shares equal to the Outstanding Balance of the New Note, divided by $0.08. Additionally, in the event the Company completes a Qualified Financing, the Outstanding Balance of all New Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.  In connection with the New Note Offering, the Company recorded debt discount and expenses related to the beneficial conversion feature in the amount of $35,944 and $48,375, respectively.  The Company will amortize these amounts over the life of the debt and, accordingly, recorded interest expense related to the debt discount and beneficial conversion feature in the amount of $12,421 and $16,286, respectively.  The Company also incurred $46,000 of costs related to issuance of the New Note Offering, which will also be amortized over the life of the debt.  Total issuance costs recognized during the three months ended September 30, 2014 amounted to $15,962.

Long-Term Notes Payable. The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $741 and $1,851 for the three and nine months ended September 30, 2014.

7.  Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	September 30, 2014	December 31, 2013
Prepaid insurance	$33,154	$23,718
Other	317	6,500
Prepaid expenses	$33,471	$30,218

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(31,041)	(30,221)
Property and equipment, net	$2,465	$3,285

Accrued expenses:
Other Accrued expenses	26,654	19,711
Accrued expenses	$26,654	19,711

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at September 30, 2014 and 2013 consisted of machinery and equipment with estimated useful lives of one to three years.

Depreciation expense for the three and nine months ended September 30, 2014 and 2013 was $273 and $820, respectively.

Expenditures for repairs and maintenance are expensed as incurred.

8.  Preferred Stock

The Company has authorized 25.0 shares of preferred stock, of which 20.5 million shares are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining 4.5 million authorized preferred shares have not been designated by the Company as of September 30, 2014.

Series B Convertible Preferred Stock.  The Company has authorized 20.5 million shares of Series B Preferred, $0.01 par value.  The Series B Preferred ranks prior to the Common Stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms do not rank senior to the Series B Preferred (“Junior Stock”).  Holders of the Series B Preferred are entitled to receive cash dividends only if the Company’s Board of Directors declare a dividend on the Common Stock. In that event, holders of Series B Preferred will be entitled to receive an amount equal to the cash dividend declared on one share of Common Stock, multiplied by the number of shares of Common Stock issuable upon conversion of the shares of Series B Preferred held. The holders of Series B Preferred have voting rights to vote, as a class, on the following matters: (i) amending, altering or repealing the provisions of the Series B Preferred so as to adversely affect any right, preference, privilege or voting power of the Series B Preferred, or (ii) to effect any distribution with respect to Junior Stock.  At any time, the holders of Series B Preferred may, subject to limitations, elect to convert all or any portion of their Series B Preferred into fully paid non-assessable shares of Common Stock at a 1:1 conversion rate.

On May 1, 2014, the Company received and accepted a notice of conversion to, in accordance with the procedures set forth in the Certificate of Designation for the Series B Convertible Preferred Stock, convert 3,739,286 shares of Series B Preferred into the same number of shares of Common Stock.

At September 30, 2014, the Company had 16,676,942 shares of Series B Preferred issued and outstanding with a liquidation preference of $166,769, and convertible into 16,676,942 shares of Common Stock.

9.  Common Stock, Options and Warrants

The Company’s Articles of Incorporation authorize for issuance 150.0 million shares of its Common Stock, of which 63,341,163 and 52,728,644 shares were issued and outstanding at September 30, 2014 and December 31, 2013, respectively.

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

Other than the issuances to certain New Note investors of 500,000 shares of Common Stock, issuances to certain 2014 Note investors of an aggregate total of 272,000 shares of Common Stock, 1.8 million shares of Common Stock issued in connection with the professional services agreement as described in Note 10 below, 300,000 shares of Common Stock issued to a consultant as described in Note 10 below, 300,000 shares of Common Stock issued as settlement of accounts payable, and 1.9 million shares of Common Stock issued to management, no Common Stock, or options to purchase Common Stock, were issued or granted during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, 140,000 stock options and 1,331,000 warrants to purchase the Company’s Common Stock expired.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During the three and nine months ended September 30, 2014 and 2013, the Company had no compensation expense related to employee stock options.

10.  Commitments and Contingencies

Professional Services Agreement. On May 16, 2011, the Company entered into a consulting agreement with its financial advisor, BHA, pursuant to which BHA provided  business, corporate development, litigation support, financial and strategic consulting services to the Company for and in consideration of the payment of $12,000 per month. Under the terms of the consulting agreement, however, amounts due thereunder, but not paid accrued until the Company's cash balance exceeded $1.5 million, or 24 months from the date of execution. This agreement expired pursuant to its terms in December 2012.

On August 1, 2012, the consulting agreement was amended to extend the deferral period for accrued cash compensation from May 16, 2013 to December 31, 2013, and to require the Company to issue 100,000 shares of restricted Common Stock for the remaining term of the agreement  in lieu of the agreement’s previous requirement of monthly issuances of warrants to purchase Common Stock. The warrants previously issued under the consulting agreement were exchanged for shares of Common Stock at a ratio of one share for every two warrants issued under the agreement resulting in the cancellation of warrants to issue 3.0 million shares of Common Stock in exchange for a total of 1.5 million shares of restricted Common Stock.

On October 29, 2013, we entered into a new advisory agreement with BHA.  Pursuant to this agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013. The initial term of the agreement expires on December 31, 2014. BHA agreed to defer the cash fees due under the new agreement until June 30, 2014. On July 1, 2014, the Company and BHA modified the terms of this agreement to provide for a one-time $15,000 payment in August 2014, and deferral of all other remaining cash fees until December 31, 2014 in consideration for the issuance of the 109,917 FPMI Warrants.

On May 28, 2014, we entered into a Consulting Services Agreement for financial related services from Mayer & Associates (“Mayer”) through November 30, 2014. Under the terms of the agreement, Mayer will receive 300,000 shares of Common Stock and four payments of $12,500. During the nine months ended September 31, 2014, the Company paid Mayer a total of $25,000 and has reserved for issuance 300,000 shares of its Common Stock in connection with this agreement.

11.  Subsequent Events

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

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 to the Three and Nine Months Ended September 30, 2013

Total revenue for the three months ended September 30, 2014 and 2013 was $590 and $812, respectively.  Total revenue for the nine months ended September 30, 2014 and 2013 was $1,819 and $5,118, respectively.  The decrease in revenue during the 2014 period, as compared to the same period in 2013, is due to decreases in royalty revenue attributable to the Company’s PAD technology. Until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of additional financing, management does not anticipate that revenue will materially increase above amounts received in the current fiscal quarter.

Sales, general and administrative expense for the three months ended September 30, 2014 and 2013 was $13,390 and $13,744 respectively. Sales, general and administrative expense for the nine months ended September 30, 2014 and 2013 was $78,487 and $84,656 respectively. The decrease in sales, general and administrative expense is due to stock compensation expense incurred during the nine months ended September 30, 2013 not present in the 2014 period, partially offset by higher costs for patent and trademark fees incurred in the 2014 period.

Professional fees for the three months ended September 30, 2014 and 2013 were $37,242 and $13,388, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us.  The increase in professional fees in the 2014 periods is directly related to increased costs of consulting and professional services provided to the Company, principally consisting of financial advisory services.  Professional fees for the nine months ended September 30, 2014 and 2013 were $194,927 and $74,433, respectively.

Research and development costs for the three months ended September 30, 2014 and 2013 were $30,044 and $20,083, respectively.  The increase in research and development fees in the 2014 period is directly attributable to the costs associated with clinical trial expense in the 2014 period. Research and development costs for the nine months ended September 30, 2014 and 2013 were $51,960 and $23,294, respectively.

Interest income for the three months ended September 30, 2014 and 2013, was $808 and $3,085, respectively.  Interest income for the nine months ended September 30, 2014 and 2013 was $4,175 and $11,085, respectively. The interest income related to the Company’s investment(s) has been deemed to be fully impaired therefore, accordingly, the Company recorded a loss on impairment during the three and nine months ended September 30, 2014 in the amount of $808 and $4,175, respectively.

Interest expense for the three months ended September 30, 2014 and 2013, was $29,340 and $12,988, respectively.  The increase in interest expense in the 2014 period is related to a higher notes payable balance. Interest expense for the nine months ended September 30, 2014 and 2013, was $74,640 and $44,951.

During the three and nine months ended September 30, 2014, the Company recorded non-cash interest expense related to the amortization of debt discount, beneficial conversion features, and debt issuance costs of notes payable of $44,669 and $111,342 respectively.  During the three and nine months ended September 30, 2013, non-cash interest expense related to the amortization of debt discount on notes payable was zero and $2,407, respectively.

During the three months ended September 30, 2014, the Company recorded $26,660 in non-cash other financing costs related to the assignment of FPMI Warrants in connection with the consulting service deferral extension with BHA.  During the nine months ended September 30, 2014 and 2013, the Company recorded non-cash other financing expenses related to the exchange of FPMI Warrants of $48,420 and $27,753, respectively.

During the three and nine months ended September 30, 2014, the Company recorded non-cash loss on the issuance of Common Stock in exchange of accrued interest payable on notes payable in the amount of $62,150.

During the three months ended September 30, 2014, and 2013, the Company recorded a gain on equity investment of $25,852 and $40,953, respectively,.  During the nine months ended September 30, 2014 and 2013, the Company recorded a gain on equity investment of $22,485 and $40,953,  The gains recorded in the 2014 periods primarelyrepresent gains related to the exchange of FPMI Warrants in the amount of $25,852.  Gains recorded in the 2013 periods represent gains related to the exchange of the FPMI Warrants in the amount of $27,753 and the reacquisition of the NuRx intellectual property in the amount of $13,200.

The Company’s net loss for the three months ended September 30, 2014 was $157,747 compared to net loss for the three months ended September 30, 2013 of $61,747.  The increase in net losses in the three month periods ended September 30, 2014 compared to the comparable periods in 2013 is due to higher expenses related to higher intellectual property and higher professional fees during the 2014 period. Net loss for the nine months ended September 30, 2014 was $602,229 compared to net loss for the nine months ended September 30, 2013 of $201,441.

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash and cash equivalents of $253,545, compared to cash and cash equivalents of $4,457 as of December 31, 2013.  During the nine months ended September 30, 2014, the Company’s cash flows from investing activities totaled $90,000 and cash flows from financing activities totaled $386,000.  The overall net increase in cash of $249,088 for the nine months ended September 30, 2014, is principally attributable to net cash received from financing activities.

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

The Company believes that the ability of the Company to launch commercial operations, and therefore continue as a going concern is dependent upon its ability to do any or all of the following:

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

Under the supervision and with the participation of our management, including our principal executive officer/ principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2014. Based on this evaluation, the Company’s principal executive officer/ principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer/ principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 18, 2014	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer