Form 10-K
period 2014-12-31
QUANTRX BIOMEDICAL CORP
filed 2015-04-15
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2014

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
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014):  $4,349,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 13, 2015:  65,654,227 shares.

QUANTRX BIOMEDICAL CORPORATION

FORM 10-K

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

ITEM 1.  Business

    QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 10190 SW 90th Avenue, Tualatin, Oregon 97123. When used in this Annual Report on Form 10-K, the terms “Company,” “we,” “our,” “ours,” or “us” refer to QuantRx Corporation, a Nevada corporation.

Recent Developments

    PadKit Studies

    During the year ended December 31, 2014, the Company initiated two separate international studies to develop the laboratory techniques needed to utilize the Company’s PadKit sampling technology for fetal cell and genome detection and analysis.  The Company completed one of the studies initiated during 2014, and expects current and future studies to be an on-going effort, as it continues to expand and validate new disease targets and markets for its PadKit based diagnostic system.

    Bridge Financing

    In July 2014, the Company’s Board of Directors approved of a private offering of convertible promissory demand notes (the “Bridge Notes”) to certain accredited investors in the aggregate principal amount of up to $500,000. As additional consideration for the purchase of the Bridge Notes, the Board approved of the issuance of 200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), to participating investors for every $100,000 invested. During the year ended December 31, 2014, the Company issued Bridge Notes in the aggregate principal amount of $386,000, and issued an aggregate total of 772,000 shares of its Common Stock.

    Each Bridge Note accrues interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock and matures during the first half of 2015. Each Bridge Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the Bridge Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of all Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

    The Company presently intends to issue additional promissory notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional promissory notes.

Overview

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

    In June 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), and proceeded to transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business (“Diagnostics Business”). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s remaining business line consists of its OTC business, including the InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stockholders.

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

Diagnostic Products

    Diagnostic products historically constitute the core of the Company’s product development focus. The Company’s healthcare technologies are currently in different stages of development, ranging from commercialization to proof of concept. The Company ultimately plans to bring its products to commercialization; however, commercialization of these technologies is contingent on the development of a financing and operating plan that permits the Company to successfully capitalize on its development efforts to date.  Such plan may include seeking a strategic or other partner to economically commercialize or finance the Company’s technologies. The Company’s objective in the interim is to maintain strict cost control measures, as well as maintain control of its technologies, in order to continue as a going concern.  The discussion below assumes the Company continues with the development and commercialization of its technologies, although no assurances can be given.

Product and Product Candidates

    The Company has historically operated under a two-fold product development strategy: (i) maximize the value of internally developed products that are market-ready for near-term distribution, and (ii) aggressively develop technology platforms for products the Company believes will address medical diagnostic and treatment issues into the future.

    When introducing its PAD product lines and other products, the Company sought to align itself with experienced marketing partners that have established distribution channels. The Company teamed with a manufacturing partner in Asia, as well as niche United States manufacturers, in order to bring products to market in an efficient manner while controlling product quality.  While these relationships are currently in effect, each has been suspended pending the development of a financing and operating plan to commercialize the Company’s products and technology.

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

PADKit®

    The PADKit integrates the Company’s miniform technology with its diagnostic expertise. The PADKit contains a miniform used as a collection device to collect samples for diagnostic evaluation. Vaginally, the miniform collects blood along with numerous cells, vaginal mucous and discharge flushed out by the menstrual flow or during normal daily exfoliation.  The PADKit is designed to provide the preferred sample collection system for use in population scale testing of indications such as HPV, HIV and general health screenings where healthcare professionals are not readily accessible.

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

Unique® Miniforms

    Miniform is a safe, convenient, and flushable technology for the underserved OTC hemorrhoid, feminine hygiene and urinary incontinence markets.  The disposable miniform pads contain no adhesives, requires no insertion, and are small enough to fit in the palm of a hand.

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

    The Company has significant experience manufacturing its miniform and a clear understanding of its costs.  The miniform technology is protected by numerous patents covering various applications, the manufacturing process, and certain materials. The Company previously contracted with a firm based in Taiwan to manufacture its pads, although the manufacturing relationship is currently suspended due to the Company’s financial condition, and pending the development of a financing and operation plan that allows the Company to recommence active operations.

Competition

    Our industry is highly competitive and characterized by rapid and significant technological change. Significant competitive factors in our industry include, among others product efficacy and safety; the timing and scope of regulatory approvals; the government reimbursement rates for and the average selling price of products; the availability of raw materials and qualified manufacturing capacity; manufacturing costs; intellectual property and patent rights and their protection; and sales, marketing and distribution capabilities.

    We face, and will continue to face, competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions.

    Any product candidates that we successfully develop, which are cleared for sale by the FDA or similar international regulatory authorities in other countries, may compete with similar products currently available or that may become available in the future. Most of our competitors have substantially greater capital resources than we have, and greater capabilities and resources for research, conducting preclinical studies and clinical trials, regulatory affairs, manufacturing, marketing and sales. As a result, we may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product. In addition, given our current lack of working capital, our competitors will have the opportunity to capture market opportunities missed by the Company as we attempts to secure additional financing necessary to commercialize our products.

Raw Materials and Manufacturing

    The Company currently does not have manufacturing capacity for any of its products and therefore has historically contracted for the manufacturing of its products to third-party manufacturers in and outside the United States. All manufactured products are produced under FDA mandated Good Manufacturing Practices standard operating procedures developed and controlled by the Company’s quality system, which specifies approved raw materials, vendors, and manufacturing methodology. During the quarter ended June 30, 2012, the Company’s operations were inspected by the FDA and found to be in full compliance.

Intellectual Property Rights and Patents

    As of December 31, 2014, the Company had thirteen (13) patents issued, seven (7) patents pending, one (1) allowed patent, and two (2) licensed patents.  Our issued patents expire between 2018 and 2030; however, the Company may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development.  The Company also holds six (6) registered U.S. and foreign trademarks and has one (1) pending trademark.

    Patents and other proprietary rights are an integral part of our business. It is our policy to seek patent protection for our inventions and also to rely upon trade secrets and continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

    However, our patent positions involve complex legal and factual questions and, therefore, enforceability of our patents cannot be predicted with any certainty. Our issued patents, those licensed to us, and those that may be issued to us in the future may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be approved for sale and commercialized, our relevant patent rights may expire or remain in force for only a short period following commercialization. Expiration of patents we own or license could adversely affect our ability to protect future product development and, consequently, our operating results and financial position.

Licensing, Distribution and Development Agreements

    On August 14, 2008, the Company entered into a ten-year Technology License Agreement with Church & Dwight Co., Inc. (“Church & Dwight”). Under the terms of the Agreement, Church & Dwight acquired exclusive world-wide rights to use certain Company technology related to a jointly developed at-home diagnostic test and began distributing the product in early 2009, resulting in the Company receiving royalties on net sales of the product in 2014 and 2013 of $1,027 and $5,147 respectively.

    The Company licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings from The Procter & Gamble Company. The five-year license agreement was entered into July 2006 and has a five-year automatic renewal option.  Although the Company renewed the agreement in 2011, payments have been suspended due to the Company’s current financial condition.  The Company has subsequently filed for a patent to address the technology used in its treated miniforms, which patent was issued during 2013.

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

Research and Development Activities

    The Company spent $65,735 and $27,917 on research and development activities during the years ended December 31, 2014 and 2013, respectively.  The increase in research and development fees in 2014 is directly attributable to the costs associated with international studies conducted on the Company’s PadKit sampling technology during the 2014 period.

    The Company anticipates that its research and development activities will continue to increase as the Company seeks to expand and validate new disease targets and markets for its PadKit based diagnostic system.

Employees

    As of December 31, 2014, we had no employees; however, the Company has four part-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect the Company’s IP and other assets.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risks, along with other information contained in this Annual Report on Form 10-K.  The risks and uncertainties described below are not the only ones that may affect us.  Additional risks and uncertainties may also adversely affect our business and operations, including those discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation. If any of the following risks actually occur, our business, result of operations, and financial condition could be adversely affected.

We have a history of incurring net losses and, currently, we are not generating significant revenue. There can be no assurances that we will generate significant revenue in the future, achieve profitable operations or continue as a going concern.

    As of the year ended December 31, 2014, the Company had an accumulated deficit of $50,506,847.  Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Currently, we are not generating significant revenue from operations, and we will incur substantial and increasing losses in 2015.  Historically, we have financed our operations with the proceeds from issuances of equity and debt securities, including, most recently, issuances of promissory notes.  In the past, we also provided for our cash needs by issuing shares of our Common Stock, options and warrants as payment for certain operating costs, including consulting and professional fees, as well as divesting our minority equity interests and equity-linked investments.

    Our history of operating losses, limited cash resources and the absence of an operating plan necessary to capitalize on our assets raise substantial doubt about our ability to continue as a going concern, absent a strengthening of our cash position.  Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic, merger or other transaction to obtain additional funding to recommence operation and to continue the development of, and to successfully commercialize, our products.  There can be no assurance that we will be successful in our efforts.  Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, our business, result of operations, liquidity and financial condition would be materially and adversely harmed, and we will be unable to continue as a going concern.

    There can be no assurance that, assuming we are able to strengthen its cash position, we will achieve adequate revenue or profitable operations sufficient to continue as a going concern.

Our ability to recommence and support operations and continue as a going concern is dependent upon raising adequate financing. We may not be able to obtain such capital on a timely basis or under commercially reasonable terms, if at all.

    We expect that our need for additional capital to recommence operations will be substantial and the extent of this need will depend on many factors, some of which are beyond our control, including the continued development of our product candidates; the costs associated with maintaining, protecting and expanding our patent and other intellectual property rights; future payments, if any, received or made under existing or possible future collaborative arrangements; the timing of regulatory approvals needed to market our product candidates; and market acceptance of our products. Although we are pursuing various funding and related options to recommence operations and, ultimately, commercialize our innovative PAD-based products, management has been unsuccessful to date in securing financing other than bridge financing.  There can be no assurance that we will be successful in our efforts to obtain adequate financing. Should we be unable to raise adequate financing or generate revenue in the future, the Company’s business prospects would be materially and adversely harmed. As a result, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern.

    During the years ended December 31, 2014 and 2013, we issued promissory notes in the aggregate principal amount of approximately $736,000, of which approximately $268,000 was due and payable at December 31, 2013 and now bears interest at 12.0% per annum. Additionally, promissory notes with an aggregate principal amount of approximately $467,000 became due and payable on demand on March 31, 2014, and now bear interest at 8.0% per annum.   In the event the holders of any of these notes demand repayment and we are unable to pay such notes or restructure the notes, the notes will be in default, and the Company may not be able to continue as a going concern.

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

The Company faces intense competition.

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

We currently do not have any full-time employees, resulting from our objective of substantially reducing expenses.  At such time as we recommence operations, we may be unable to attract skilled personnel and maintain key.

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

    Trading of our Common Stock, which is conducted on the OTCBB, has been limited.  This adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts and the media’s coverage of us.  This may result in lower prices for our Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our Common Stock.

The issuance of shares of our preferred stock may adversely affect our Common Stock.

    The board of directors of the Company is authorized to designate one or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without any action by the stockholders. The designation and issuance of such shares of our preferred stock may adversely affect our Common Stock if the rights, preferences and privileges of such preferred stock (i) restrict the declaration or payment of dividends on our Common Stock, (ii) dilute the voting power of our Common Stock, (iii) impair the liquidation rights of our Common Stock, or (iv) delay or prevent a change in control of the Company from occurring, among other possibilities.

Our Common Stock is subject to “penny stock” rules.

    Our stock is currently defined as a “penny stock” under Rule 3a51-1 promulgated under the Exchange Act. “Penny stocks” are subject to Rules 15g-2 through 15g-7 and Rule 15g-9, which impose additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. Among other things, for transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, these rules may affect the ability of broker-dealers to sell our Common Stock and affect the ability of holders to sell their shares of our Common Stock in the secondary market. To the extent our Common Stock is subject to the penny stock regulations, the market liquidity for our shares will be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.  PROPERTIES

    We did not maintain a corporate headquarters during the year ended December 31, 2014 or 2013, nor do we have any further obligation under any prior lease agreements. We currently plan to transfer operations to a new facility pending obtaining financing to recommence operations.

ITEM 3.  LEGAL PROCEEDINGS

    On April 8, 2013, the Company filed a Motion for Summary Judgment in Lieu of Complaint (the “Complaint”) against Genomics USA, Inc. ("GUSA") to recover all amounts due the Company under the terms of a promissory note in the principal amount of $200,000.  (“GUSA Note”).  The Complaint was filed in the Supreme Court of the State of New York, and sought repayment of all amounts due under the terms of the GUSA Note, and accrued interest thereon, plus attorney's fees.   On May 24, 2013, the Company and GUSA settled the Company’s complaint.  The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month has been paid on the 7th day of each consecutive month thereafter.  As of December 31, 2014, the GUSA Note was paid in full.  There are no obligations to the Company under the GUSA Note.

    As of the date hereof, there are no additional material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 4.  MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

    Our common stock, par value $0.01 per share (“Common Stock”) trades on the OTCBB under the symbol “QTXB”. The prices below are based on high and low reported sales prices as reported by the OTC Markets during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2014
Fourth Quarter	$0.08	$0.02
Third Quarter	$0.09	$0.05
Second Quarter	$0.11	$0.04
First Quarter	$0.10	$0.01

Year ended December 31, 2013
Fourth Quarter	$0.04	$0.01
Third Quarter	$0.04	$0.02
Second Quarter	$0.14	$0.02
First Quarter	$0.09	$0.02

Stockholders

    As of December 31, 2014, there were approximately 256 shareholders of record of our Common Stock, one of which was Cede & Co., a nominee for the Depository Trust Company or DTC.  Shares of Common Stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

    We have not declared nor paid any cash dividends on our Common Stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

    As discussed under Item 1, ‘Recent Developments’, above, we issued Bridge Notes in the aggregate principal amount of $386,000 in unregistered transactions during fiscal year 2014 and issued an aggregate total of 772,000 shares of Common Stock to investors as additional consideration for the purchase of the Bridge Notes. Additionally, during the year ended December 31, 2014, we also issued an aggregate total of 2,601,233 shares of Common Stock to holders of certain outstanding promissory notes as payment of interest accrued on those notes. All securities were issued in non-registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

    In June 2012, we formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), and proceeded to transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business (“Diagnostics Business”). The Diagnostic Business is based principally on the Company’s proprietary PadKit® technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s remaining business line consists of its OTC business, including the InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

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

Recent Developments

    PadKit Studies. During the year ended December 31, 2014, the Company initiated two separate international studies to develop the laboratory techniques needed to utilize the Company’s PadKit sampling technology for fetal cell and genome detection and analysis.  The Company completed one of the studies initiated during 2014, and expects current and future studies to be an on-going effort, as it continues to expand and validate new disease targets and markets for its PadKit based diagnostic system.

    Bridge Notes. In July 2014, the Company’s Board of Directors approved of a private offering of Bridge Notes to certain accredited investors in the aggregate principal amount of up to $500,000. As additional consideration for the purchase of the Bridge Notes, the Board approved of the issuance of 200,000 shares of Common Stock to participating investors for every $100,000 invested. During the year ended December 31, 2014, the Company issued Bridge Notes in the aggregate principal amount of $386,000, and issued an aggregate total of 772,000 shares of its Common Stock.

    Each Bridge Note accrues interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock and matures during the first half of 2015. Each Bridge Note is convertible, at the option of the holder thereof, into Conversion Shares equal to the Outstanding Balance of the Bridge Notes, divided by $0.08. Additionally, in the event the Company completes a Qualified Financing with gross proceeds to the Company of at least $1.5 million, the Outstanding Balance of all Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

    The Company presently intends to issue additional promissory notes to finance its current working capital needs. However, there can be no assurance that the Company will be able to issue additional promissory notes.

Our Results of Operations

    We recognized total revenues of $2,430 and $6,113 for the years ended December 31, 2014 and 2013, respectively.  The decrease in revenue for the 2014 period, as compared to the 2013 period, is due to lower sales of licensed products in the 2014 period.  Until we are able to develop a plan to commercialize our products, which is contingent on the receipt of additional financing, management does not anticipate that revenue will materially increase above amounts received during the year ended December 31, 2014.

    Total costs and operating expenses for the years ended December 31, 2014 and 2013 were $464,911and $383,074, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Sales, general and administrative	$95,951	$111,232
Professional fees	$291,583	$234,155
Research and development	$65,735	$27,917
Other operating expense, net	$11,643	$9,770

    Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The increase in sales, general and administrative expenses in the year ended December 31, 2014 compared to the year ended December 31, 2013 is attributable to higher legal fees related to maintaining our intellectual property incurred during the 2014 period. Also included in sales, general and administrative expenses for the year ended December 31, 2014 are non-cash expenses of $21,000 related to stock issued as compensation under certain consulting agreements.

    Professional fees include the costs of legal, consulting and auditing services provided to us. The increase in professional fees in the 2014 period is primarily attributable to the expansion of the Company's intellectual property suite.

    Research and development expense during 2014 primarily reflects technical consulting and expenses incurred to support international studies conducted on the Company’s PadKit sampling technology during the 2014 period. The Company anticipates that its research and development activities will continue to increase as the Company seeks to expand and validate new disease targets and markets for its PadKit based diagnostic system.

    Other operating expenses for the years ended December 31, 2014 and 2013 were $11,643 and $9,480, respectively. The increase in other operating expenses is due primarily to increased amortization expenses in the 2014 period.

    Other income and expense for the years ended December 31, 2014 and 2013 include expenses of $364,504 and of $18,630, respectively.  Highlights of the major components of other income and expense our results of operations are detailed and discussed below:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Gain (loss) on settlement of accounts payable	$(62,150)	$16,850
Amortization of debt discount to interest expense	$(197,666)	$(2,407)
Interest expense	$(104,687)	$(56,931)
Loss on dispositions	$-	$-
Loss on impairment	$(4,376)	$(13,706)
Interest, dividend and rental income	$4,376	$13,706
Gain on securities	$26,660	$86,944
Other financing costs	$(26,660)	$(39,026)
Gain on acquisition of IP	$-	$13,200

    During the year ended December 31, 2014, the Company recorded losses of $62,150, as compared to gains of $16,850 during the year ended December 31, 2013, on the settlement of accounts payable related to settlement agreements reached with its vendors and compensation settlements reached with executive management.

    During the year ended December 31, 2014, interest expense increased to $104,687 from $56,931 during the 2013 period, primarily due to an increase in outstanding notes payable in the 2014 period.

    Net loss for the 2014 period was $826,985, compared to net loss of $358,331 reported for the 2013 period.  The increase in net losses during the year ended December 31, 2014, as compared to the same period for 2013, is primarily due to increased interest, increased debt discount costs and increased professional fees during the 2014 period.

Liquidity and Capital Resources

    At December 31, 2014, the Company had cash and cash equivalents of $218,546, as compared to $4,457 at December 31, 2013.

    During the year ended December 31, 2014, we used $291,911 of cash for operating activities, as compared to $149,532 during the year ended December 31, 2013. The overall net increase in cash of $214,089 for the year ended December 31, 2014, is attributable to net cash used for operating activities offset by cash received from financing activities.

    During the year ended December 31, 2014, cash provided by investing activities totaled $120,000 from the receipt of payments on the GUSA Note during the year.

    Cash provided by financing activities during the year ended December 31, 2014 was $386,000 as compared to $64,000 during the year ended December 31, 2013. The period over period increase is primarily attributable to proceeds received from the issuance of the Bridge Notes.

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

Deferred Taxes

    We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2014 and 2013, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Audited balance sheets for the years ended December 31, 2014 and 2013 and audited statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

    Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the U.S. as of December 31, 2014. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2010 Annual Report on Form 10-K.

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

 ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The following table sets forth the Company’s executive officers and directors:

Directors and Executive Officers	Age	Position
Dr. Shalom Hirschman	78	Chief Executive Officer, Principal Accounting Officer and Chairman
William H. Fleming, Ph.D. (1)	68	Chief Scientific Officer, President and Director
Michael Abrams	45	Director

(1)	Dr. Fleming passed away on March 22, 2015.

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

    William H. Fleming, Ph.D., prior to his passing on March 22, 2015, Dr. Fleming served as the Company’s President since November 2008, Chief Scientific Officer since July 2005, and as a Director and Secretary of the Company since February 1994.  Prior to that, he served as the Company’s Vice President of Diagnostics from August 1997 through July 2005, and as Acting CEO from 2003 until May 2005. From February 1994 through August 1997, Dr. Fleming served as the Company’s President and Chief Operating Officer. In addition, he was President, Chief Operating Officer and a Director of ProFem from July 1993 until its merger with the Company in June 1994. From April 1992 until July 1993, Dr. Fleming served as an associate with Sovereign Ventures, a healthcare consulting firm; concurrently he served as director of corporate development of Antivirals, Inc., a biotechnology company involved in antisense technology. Additionally, Dr. Fleming developed and marketed the first automatic defibrillator (AED) while serving as Executive Vice President at Cardiac Resuscitator Corporation, and was part of the team at Epitope, Inc. that discovered the first antibody to HIV. Dr. Fleming is also a director of ERC, a non-profit organization.

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

Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes no delinquent Section 16 reports were filed during 2014.

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

Audit Committee

    At December 31, 2014, the Company did not have an audit committee. Considering the current suspension of active development of our PAD based products, together with the costs associated with procuring and providing the infrastructure to support an independent audit committee and the Company’s limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are justified and manageable.  Management will, however, periodically reevaluate its position with a view to establishing an audit committee in the event it is deemed to be in the best interests of the Company’s stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

    The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of December 31, 2014 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Name And Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All other Compensation ($)		Total ($)
Dr. Shalom Hirschman	2014	-	-	-	-		-
Chief Executive Officer and Principal Accounting Officer	2013	2,000	-	-	10,500	(2)	12,500

(1)	During the years ended December 31, 2014 and 2013, the Company did not grant stock options to its Named Executive Officers or Directors.
(2)	Amount represents the fair value of 550,000 shares of Common Stock issued to Dr. Hirschman as compensation during 2013.

Outstanding Equity Awards at Fiscal Year-End

    Dr. Shalom Hirschman, the Company’s only Named Executive Officer, did not hold any outstanding equity awards at December 31, 2014.

Director Compensation

    No compensation was paid to any of our non-employee directors during the year ended December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth certain information as of April 13, 2015, concerning the ownership of Common Stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current member of the Board of Directors of Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of April 13, 2015	Percentage of Class (2)

Officers and Directors
William H. Fleming (3)	1,714,034	2.61%

Shalom Hirschman (4)	1,450,000	2.21%

Michael Abrams (5)	511,728	*

Total Officers and Directors as a Group (3 persons)	3,675,762	5.59%

5% Beneficial Owners
Jason T. Adelman (6) c/o Cipher Capital Partners LLC 1251 Avenue of Americas, Suite 936 New York, NY 10020	4,437,918	6.76%

Matthew Balk (7) 50 North 5th Street, Apt. 5GE Brooklyn, NY 11249	5,302,898	8.08%

*	Less than 1%.
(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 10190 SW 90th Avenue, Tualatin, Oregon 97123.
(2)
The percentage of beneficial ownership of Common Stock is based on 65,654,772 shares of Common Stock outstanding as of April 13, 2015 and excludes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock or conversion of any Common Stock equivalents, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of April 13, 2015.

(3)
Dr. Fleming passed away on March 22, 2105. Prior to his passing, his ownership included beneficial ownership of 1,000 shares of Common Stock held by his brother, 112,500 Common Stock options currently exercisable, and Common Stock warrants currently exercisable for 260,000 common shares.  Does not include 650,000 shares of Common Stock reserved for issuance at April 13, 2015.

(4)	Does not include 550,000 shares of Common Stock reserved for issuance at April 13, 2015.
(5)	Does not include 1,000,000 shares of Common Stock reserved for issuance at April 13, 2015.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

    Mr. Michael Abrams, a director of the Company, is an employee of Burnham Hill Advisors, LLC (“BHA”).  BHA is a party to a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated as of October 29, 2013, which Agreement replaced the previous Consulting Agreement for Services dated August 1, 2012.  As compensation for services rendered to the Company under the terms of the Agreement, the Company is required to issue to BHA 100,000 shares of restricted stock monthly through the date of termination, as well as accrue $12,000 per month, which amount continues to accrue until the earlier to occur of such time as the Company's cash balance exceeded $1.5 million, or the date of termination of the Amended Agreement. On July 1, 2014, the Company and BHA modified the terms of this agreement to provide for a one-time $15,000 payment in August 2014, and deferral of all other remaining cash fees until December 31, 2014 in consideration for the issuance of warrants previously held by the Company to purchase and aggregate total of 109,917 shares of common stock of FluoroPharma Medical, Inc.

Director Independence

    The Company has determined that none of its directors were independent as of December 31, 2014, as determined under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    The aggregate fees billed for professional services rendered by MartinelliMick PLLC ("MartinelliMick") for the audit of our annual financial statements and the reviews of financial statements for years 2014 and 2013 were $26,604 and $25,891, respectively.

Audit-Related Fees

    During the years ended December 31, 2014 and 2013, no assurance or related services were performed MartinelliMick that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

    During the year ended December 31, 2014 and 2013, no fees were billed by MartinelliMick for tax compliance, tax advice or tax planning services.

All Other Fees

    During the years ended December 31, 2014 and 2013, no fees were billed by MartinelliMick other than the fees set forth under the captions “Audit Fees” and “Tax Fees” above.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this annual report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Form 10-KSB filed on April 16, 2001)
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated November 30, 2005 (incorporated by reference to Exhibit 3.2 filed with Form 10-KSB on March 31, 2006)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 filed with Form 10KSB40/A filed on September 23, 1999)
3.4	Certificate of Amendment to the Bylaws of the Company dated December 2, 2005 (incorporated by reference to Exhibit 3.4 filed with Form 10-KSB on March 31, 2006)
3.5	Certificate of Amendment to the Articles of Incorporation dated January 25, 2010 (incorporated by reference to Exhibit 3.5 filed with Form 10-K on April 14, 2014)
3.6
Certificate of Withdrawal of the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock, dated November 19, 2010 (incorporated by reference to Exhibit 3.6 filed with Form 10-K on April 14, 2014)

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

10.1	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007)
10.2	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009)
10.3	Settlement Agreement and Release, dated as of July 7, 2011, by and between the Company and NuRx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on July 8, 2011).
14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)
31**	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive and Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101..DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**          Document is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: April 15, 2015	By:	/s/ Shalom Hirschman
Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 15, 2015	By:	/s/ Shalom Hirschman
Shalom Hirschman, Director

Date: April 15, 2015	By:	/s/ Michael Abrams
Michael Abrams, Director

QUANTRX BIOMEDICAL CORPORATION

FINANCIAL STATEMENTS

218 North Bernard Street Second Floor Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of QuantRx Biomedical Corp. Portland, Oregon

We have audited the accompanying consolidated balance sheets of QuantRx Biomedical Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. QuantRx Biomedical Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss during the period and has no history of profitability, currently generates little revenue, and relies on outside funding, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

MartinelliMick PLLC Spokane, WA
April 15, 2015

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$218,546	$4,457
Accounts receivable	352	917
Interest receivable – related party, less impairment reserve of $0 and $59,935	-	-
Inventories	-	1,978
Prepaid expenses	40,902	30,218
Note receivable	-	120,000
Total Current Assets	259,800	157,570

Investments	200,000	200,000
Property and equipment, net	2,191	3,285
Intangible assets, net	28,521	37,092
Total Assets	$490,512	$397,947

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$462,306	$285,412
Accrued expenses	42,770	19,711
Notes payable, net of discount	1,156,378	738,694
Total Current Liabilities	1,661,454	1,043,817
Notes payable, long-term	44,000	44,000
Total Liabilities	1,705,454	1,087,817

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares: 16,676,942 and 20,416,228 issued and outstanding	166,769	204,162
Common Stock; $0.01 par value; 150,000,000 authorized; 63,341,163 and 52,728,644 shares issued and outstanding, respectively	633,412	527,286
Common Stock to be issued	63,000	120,000
Additional paid-in capital	48,428,724	48,138,544
Accumulated deficit	(50,506,847)	(49,679,862)
Total Stockholders’ Equity (Deficit)	(1,214,942)	(689,870)

Total Liabilities and Stockholders’ Equity (Deficit)	$490,512	$397,947

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Revenues:
Revenues	$2,430	$6,113
Total Revenues	2,430	6,113

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	1,978	586
Sales, general and administrative	95,951	111,232
Professional fees	291,583	234,155
Research and development	65,735	27,917
Amortization	8,571	8,089
Depreciation	1,094	1,095
Total Costs and Operating Expenses	464,912	383,074

Loss from Operations	(462,482)	(376,961)

Other Income (Expense):
Interest and dividend income	4,376	13,706
Interest expense	(104,687)	(56,931)
Amortization of debt discount to interest expense	(197,666)	(2,407)
Loss on impairment of interest	(4,376)	(13,706)
Gain on issuance of equity securities	26,660	86,944
Other financing costs	(26,660)	(39,026)
Net loss on dispositions	-	-
Gain on settlement of accounts payable	(62,150)	16,850
Gain on acquisition of IP	-	13,200
Total Other Income (Expense), net	(364,503)	(18,630)

Income (Loss) Before Taxes	(826,985)	(358,331)

Provision for Income Taxes	-	-

Net Income (Loss)	$(826,985)	$(358,331)

Net Income (Loss) Available to Common Shareholders	$(826,985)	$(358,331)

Basic and Diluted Net Income (Loss) per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	58,805,401	52,563,165

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(826,985)	$(358,331)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,665	9,184
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	213,347	(45,798)
Non-cash gain on equity investment	(26,660)	86,944
Non-cash fair value of Common Stock issued as compensation	21,000	39,000
Non-cash fair value of Common Stock issued in connection with notes payable	63,760	-
Net gain on settlement of accounts payable	62,150	16,850
Net gain on acquisition of IP	-	(13,200)
(Increase) decrease in:
Accounts receivable	565	1,417
Interest receivable	(4,376)	(13,706)
Loss on impairment	4,376	13,706
Inventories	1,978	586
Prepaid expenses	(10,684)	(7,439)
Increase (decrease) in:
Accounts payable	176,894	118,522
Accrued expenses	23,059	2,733

Net Cash Used by Operating Activities	(291,911)	(149,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable, related party	120,000	80,000

Net Cash Provided (Used) by Investing Activities	120,000	80,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	386,000	64,000

Net Cash Provided by Financing Activities	386,000	64,000

Net Increase (Decrease) in Cash and Cash Equivalents	214,089	(5,532)
Net Cash of Deconsolidated Subsidiary
Cash and Cash Equivalents, Beginning of Period	4,457	9,989

Cash and Cash Equivalents, End of Period	$218,546	$4,457

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Common Stock issued from stock to be issued for settlements	$-	$9,000

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, DECEMBER 31, 2012	20,416,228	$204,162	52,528,644	$525,286	$48,130,044	$82,500	$(49,321,531)	$(379,539)

Issuance of common stock related to accounts payable						9,000		9,000
Fair value of common stock issued as compensation						39,000		39,000
Issuance of common stock related to notes payable			200,000	2,000	8,500	(10,500)		-
Net loss for the year ended December 31, 2013							(358,331)	(358,331)

BALANCE, DECEMBER 31, 2013	20,416,228	$204,162	52,728,644	$527,286	$48,138,544	$120,000	$(49,679,862)	$(689,870)

Issuance of common stock related to notes payable			505,881	5,059	91,812	27,967		124,838
Fair value of common stock for services			1,800,000	18,000	54,000	72,000		-
Issuance of common stock as compensation			2,200,000	22,000	26,000	(48,000)		-
Issuance of common stock in exchange for interest payable			2,367,352	23,674	118,368	14,033		156,075
Issuance of common stock for services						21,000		21,000
Preferred stock conversion into common stock	(3,739,286)	(37,393)	3,739,286	37,393				-
Net loss for the year ended December 31, 2014							(826,985)	(826,985)

BALANCE, DECEMBER 31, 2014	16,676,942	$166,769	63,341,163	$633,412	$48,428,724	$63,000	$(50,506,847)	$(1,214,942)

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Recent Developments

    PadKit Studies

    During the year ended December 31, 2014, the Company initiated two separate international studies to develop the laboratory techniques needed to utilize the Company’s PadKit sampling technology for fetal cell and genome detection and analysis.  The Company completed one of the studies initiated during 2014, and expects current and future studies to be an on-going effort, as it continues to expand and validate new disease targets and markets for its PadKit based diagnostic system.

     Bridge Financing

    In July 2014, the Company’s Board of Directors approved of a private offering of convertible promissory demand notes (the “Bridge Notes”) to certain accredited investors in the aggregate principal amount of up to $500,000. As additional consideration for the purchase of the Bridge Notes, the Board approved of the issuance of 200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), to participating investors for every $100,000 invested. During the year ended December 31, 2014, the Company issued Bridge Notes in the aggregate principal amount of $386,000, and issued an aggregate total of 772,000 shares of its Common Stock.

    Each Bridge Note accrues interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock and matures during the first half of 2015. Each Bridge Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the Bridge Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of all Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

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

Accounting for Share-Based Payments

    The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the years ended December 31, 2014 and 2013 of $0 and $39,000, respectively.

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

    During 2014, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using an average risk free interest rate of 2.73%, expected volatility of 242%, and a dividend yield of zero.  During 2013, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using a risk free interest rate of 2.6%, expected volatility of 331%, and a dividend yield of zero.

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

Accounts, Notes and Interest Receivable and Allowance for Bad Debts

    The Company carries its receivables at net realizable value. Interest on notes receivable is accrued based upon the terms of the note agreement. The Company provides reserves against receivables and related accrued interest for estimated losses that may result from a debtor’s inability to pay. The amount is determined by analyzing known uncollectible accounts, economic conditions, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve.  At December 31, 2014, the Company has determined that its Accounts Receivable outstanding is deemed to be collectible, and accordingly has not recorded a reserve for the year ended December 31, 2014.

Cash and Cash Equivalents

    The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2014 and 2013.

Concentration of Risks

    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2014 and 2013, our cash was not in excess of these limits.

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

    As of December 31, 2014, the Company had outstanding options exercisable for 152,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock. The above options and preferred shares were deemed to be antidilutive for the year ended December 31, 2014.

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

		At December 31, 2014 Fair Measurements Using
Description	Year Ended 12/31/2013	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Investment from GUSA	$200,000		$200,000	-

Recognized in earnings				$-

    In determining fair value of our investment from GUSA, the Company estimated fair value based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

    In May 2011, FluoroPharma, Inc. (“FPI”) entered into a reverse merger with FluoroPharma Medical, Inc. (“FPMI”). In connection with this transaction, the Company's warrants in FPI were exchanged for warrants in FPMI (the “FPMI Warrants”). During 2012, the Company recognized a gain in the amount of $115,752 as a result of the issuance of certain of these warrants to holders of promissory notes of the Company that matured during the period. During the period ended September 30, 2014, the Company assigned its remaining 109,917 FPMI Warrants, with an exercise price of $1.00 and expiring on February 15, 2019 to Burnham Hill Advisors, LLC (“BHA”) in exchange for the extension of BHA’s previous cash deferral agreement through December 31, 2014. Following the transaction, the Company recognized a gain on the exchange in the amount of $26,660 and no longer held FPMI warrants.

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

    At December 31, 2013, the Company determined that its interest receivable from a related party in the amount of $59,395 was fully impaired. At December 31, 2014 the related party obligation was fulfilled and all interest owed was fully forgiven and written off.

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

    Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2014 or 2013, and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2014 or 2013. See Note 11, Income Taxes, below.

Intangible Assets

    The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the years ended December 31, 2014 and 2013, totaled $8,571 and $8,089. The remaining unamortized costs will be amortized through 2024.  The Company estimates its amortization expense for 2015 will be $8,572.

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

    On May 5, 2009, the Company and FPMI reorganized their relationship by terminating their investment and related agreements. The termination of these agreements, which were originally executed on March 10, 2006, allowed FPMI to close an equity financing with third party investors.  In conjunction with the termination of these agreements and the additional investment in FPMI by third parties, the Company agreed to convert all outstanding receivables from FPMI into Common Stock of FPMI. As a result of these transactions and the third party investment, the Company’s ownership interest in FPMI’s issued and outstanding capital stock was reduced to a noncontrolling interest, which resulted in deconsolidation and a loss at deconsolidation in accordance with ASC 810.  See Note 8 below for additional details.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2014 and 2013 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $1,094 and $1,095 for the years ended December 31, 2014 and 2013. Expenditures for repairs and maintenance are expensed as incurred. See Note 5 below.

Recently Issued Accounting Principles

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted.  The Company does not intend to early adopt this standard.  Adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. Adoption of the new guidance is not expected to have a material impact on the financial condition of  Company.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted.  Adoption of the new guidance is not expected to have a material impact on the consolidated financial position, results of operations or cash flows.

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

    Development Agreements and Royalties

    In 2007, the Company entered into a development agreement for an at-home diagnostic test with Church & Dwight Co., Inc.  (“C&D”). The C&D agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, the Company entered into a Technology License Agreement with C&D.  Under the terms of the agreement, C&D acquired exclusive worldwide rights to use certain Company technology related to the jointly developed test. Under the ten-year agreement, the Company received royalties on net sales of the product of $1,027 and $5,147 in 2014 and 2013, respectively.

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

5.	OTHER BALANCE SHEET INFORMATION

    Components of selected captions in the accompanying balance sheets as of December 31, 2014 and 2013 consist of:

	2014	2013
Prepaid expenses:
Prepaid insurance	24,866	23,718
Other	16,036	6,500
Prepaid expenses	$40,902	$30,218

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(31,315)	(30,221)
Property and equipment, net	$2,191	$3,285

Accrued expenses:
Other accrued expenses	42,770	19,711
Accrued expenses	$42,770	$19,711

6.	NOTES RECEIVABLE

Genomics USA, Inc.

    In January 2007, the Company advanced $200,000 to GUSA through an 8% promissory note due April 8, 2007 (the “GUSA Note”). On September 24, 2012, the Company sent a final notice to GUSA, demanding immediate payment in full of all amounts due under the terms of the GUSA Note.  On April 8, 2013, the Company filed a Motion for Summary Judgment in Lieu of Complaint (the “Complaint”) against GUSA to recover all amounts due the Company under the terms of GUSA Note.  On May 24, 2013, the Company and GUSA settled the Company’s complaint.  The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month shall be paid on the 7th day of each consecutive month thereafter for a total of 18 months (collectively, the “Settlement Payments”). As of December 31, 2014, the Company had received full payment under the GUSA Note.

7.	INVESTMENTS

	Warrants Held	Options Held	Recognized Gain/(Loss)
Balance as of December 31, 2013	109,917	-		-
Warrants issued for consideration of debt extension	(109,917)	-	-
Balance as of December 31, 2014	-

     In May 2011, FPI entered into a reverse merger with FPMI, and the Company's warrants in FPI were exchanged for FPMI Warrants. During 2012, the Company recognized a gain in the amount of $115,752 as a result of the issuance of certain of these warrants to holders of promissory notes of the Company that matured during the period. During the year ended December 31, 2014, the Company assigned its remaining 109,917 FPMI Warrants, with an exercise price of $1.00 and expiring on February 15, 2019 to BHA in exchange for the extension of BHA’s previous cash deferral agreement through December 31, 2014. Following this transaction, the Company recognized a gain on the exchange in the amount of $26,660 and no longer held FPMI warrants.

8.	INTANGIBLE ASSETS

    Intangible assets as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,044
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(75,684)	(67,112)
Intangibles, net	$28,521	$37,092

Patent under Licensing

    The Company licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings from The Procter & Gamble Company. The five-year license agreement was entered into July 2006 and has a five-year automatic renewal option.  Although the Company renewed the agreement in 2011, payments have been suspended due to the Company’s current financial condition.  The Company has subsequently filed for a patent to address the technology used in its treated miniforms, which was issued during 2014.

9.	CONVERTIBLE NOTES PAYABLE

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

    Bridge Notes.

    During the year ended December 31, 2014, the Company issued Bridge Notes in the aggregate principal amount of $386,000. As additional consideration for the purchase of the Bridge Notes, the Company issued an aggregate total of 772,000 shares of Common Stock to the purchasers of the Bridge Notes.  In connection with the issuance of the Bridge Notes during the year ended December 31, 2014, the Company recorded debt discount and expenses related to the beneficial conversion feature in the amount of $35,944 and $48,444, respectively.  The Company will amortize these amounts over the life of the debt and, accordingly, recorded interest expense related to the debt discount and beneficial conversion feature in the amount of $26,958, and $36,333, respectively.  The Company also incurred $46,000 of costs related to issuance of the Bridge Notes, which will also be amortized over the life of the debt.  Total issuance costs recognized during the year ended December 31, 2014 amounted to $34,263.

    During the year ended December 31, 2014, the Company authorized the issuance of 2,601,233 shares of Common Stock to the holders of all outstanding notes payable with an aggregate outstanding principal balance of $870,693 in order to satisfy all accrued, but unpaid, interest on the notes issued between 2012 and June 2014.  During the period, all of the authorized shares of Common Stock were issued to settle the total outstanding interest payable on the notes, which amounted to $93,924.  The Company recognized a loss of $62,150 in connection with the settlement.

10.	LONG-TERM NOTES PAYABLE

    The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $2,582 for the year ended December 31, 2014.

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

    At December 31, 2014 and 2013, the Company had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $10,548,000 and $10,251,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $10,548,000 and $10,251,000 has been established at December 31, 2014 and 2013, respectively.

    Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2014, the Company had taken no tax positions that would require disclosure under ASC 740.

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

    There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

    The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2014 and 2013 are as follows:

	2014	2013
Gross deferred tax assets:
Net operating loss carryforwards	$9,566,000	$9,275,000
Difference between book and tax basis of former subsidiary stock held		-
Stock based expenses	217,000	202,000
Tax credit carryforwards	205,000	211,000
All others	560,000	563,000
	10,548,000	10,251,000

Deferred tax asset valuation allowance	(10,548,000)	(10,251,000)
Net deferred tax asset (liability)	$-	-

    At December 31, 2014, the Company has net operating loss carryforwards of approximately $9,566,000, which expire in the years 2014 through 2032. The net change in the allowance account was an increase of $297,000 for the year ended December 31, 2014 and $136,000 for the year ended December 31, 2013.

12.	CAPITAL STOCK

Preferred Stock

    The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $166,769  (“Series B Preferred”).  The remaining authorized preferred shares have not been designated by the Company as of December 31, 2014.  During the year ended December 31, 2014, 3,739,286 shares of Series B Preferred stock were converted into a like number of shares of Common Stock.

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

    At December 31, 2014, the Company had 16,676,942 shares of Series B Preferred issued and outstanding with a liquidation preference of $166,769, and convertible into 16,676,942 shares of Common Stock.

Common Stock

    The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 63,341,163 and 52,728,644 shares of its Common Stock at December 31, 2014 and 2013.

    During the year ended December 31, 2014, the Company issued 3,739,286 shares of Common Stock from the conversion of Series B Preferred stock; 1.8 million shares of Common Stock issued in connection with a professional services agreement, 300,000 shares of Common Stock issued to a consultant for financial services, 300,000 shares of Common Stock as settlement of accounts payable, 1.9 million shares of Common Stock issued to management, 500,000 shares of Common Stock to certain Bridge Note investors and 2,367,352 shares of to certain note investors as payment of accrued interest on convertible notes payable.  At December 31, 2014, 800,000 of the aforementioned shares are reserved for issuance.

    During the year ended December 31, 2013, the Company reserved for issuance 300,000 shares Common Stock as settlement of accounts payable, and 1,900,000 shares of Common Stock as compensation to its three board members.

13.	STOCK PURCHASE WARRANTS

Common Stock Warrants

    The following is a summary of all Common Stock warrant activity during the years ended December 31, 2014 and 2013:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2012	2,480,000	$0.31 - $1.25	$0.66
Warrants granted	-	-	-
Warrants expired	(924,000)	$0.55 - $1.25	$0.75
Warrants exercised	-
Warrants issued and exercisable at December 31, 2013	1,556,000	$0.31 - $1.25	$0.61
Warrants granted
Warrants expired	(1,556,000)	$0.31 - $1.25	$0.61
Warrants exercised
Warrants issued and exercisable at December 31, 2014	-	-	$-

    During the years ended December 31, 2014 and 2013, there were no warrants issued by the Company.  As of December 31, 2014, the Company had no warrants issued and outstanding.

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

    During the years ended December 31, 2014 and 2013 no stock options were granted by the Company.

    The following is a summary of all Common Stock option activity during the year ended December 31, 2014 and 2013:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	304,500	$0.91
Options granted	-	$-
Options forfeited	-	$-
Options exercised	-	-
Outstanding at December 31, 2013	304,500	$0.91
Options granted	-	$-
Options forfeited	(152,500)	$(0.47)
Options exercised	-	$-
Outstanding at December 31, 2014	152,000	$1.34

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2013	142,000	$0.60
Exercisable at December 31, 2014	52,000	$0.85

    The following represents additional information related to Common Stock options outstanding and exercisable at December 31, 2014:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.80	1,000	3.16	$0.80	1,000	$0.80
$0.85	51,000	2.77	$0.85	51,000	$0.85
$1.60	100,000	1.26	$1.00	-	$-
	152,000	1.78	$1.34	52,000	$0.85

    The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 2.0 years.

    A summary of the status of the Company’s nonvested stock options as of December 31, 2014 and changes during the year ended December 31, 2014 is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	162,500	1.09
Options granted	-	-
Options vested	-	-
Options forfeited	-	-
Nonvested at December 31, 2013	162,500	$1.09
Options granted	-	-
Options vested	-	$-
Options forfeited	(62,500)	(0.47)
Nonvested at December 31, 2014	100,000	$1.60

15.	COMMITMENTS AND CONTINGENCIES

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

    On May 28, 2014, we entered into a Consulting Services Agreement for financial related services from Mayer & Associates (“Mayer”) through November 30, 2014. Under the terms of the agreement, Mayer will receive 300,000 shares of Common Stock and four payments of $12,500. During the year ended December 31, 2014, the Company has recorded the expenses under this agreement totaling $50,000 of which $25,000 has been paid, additionally the Company has reserved for issuance 300,000 shares of its Common Stock in connection with this agreement.

    On May 28, 2014, the Company entered into a Consulting Services Agreement for financial related services from JFS Investments PR LLC (“JFS”).  Under the terms of the agreement, JFS will receive a total of 2.5 million restricted shares of Common Stock as compensation under the agreement. The initial payment of 625,003 shares will be issued provided the Company receives gross proceeds of at least $500,000 of equity capital (the “Initial Capital Raise”). As of December 31, 2014, the requirements under this agreement had not been met.

16.	SUBSEQUENT EVENTS

Issuance of Additional Bridge Notes and Payment of Interest in Shares of Common Stock

    On January 2, 2015, the Company issued an additional Bridge Note in the aggregate principal amount of $36,500 and issued 73,000 shares of Common Stock to the purchaser of the additional Bridge Note. Additionally, we issued 500,000 shares of Common Stock in January 2015 to certain investors who purchased Bridge Notes during the year ended December 31, 2014.

    In February 2015, the Company issued 815,061 shares of Common Stock as payment for accrued interest for the period from July 1, 2014 through December 31, 2014 under certain convertible notes payable.

Issuance of Stock Options; Cancellation of Management Shares

    On February 3, 2015, the Board of Directors granted an aggregate of 2.3 million stock options to its executive management at an exercise price of $0.04 per share.  The options have a five year term and are fully vested on the date of grant.

    In May 2013, the executive management received an aggregate of 1 million shares of Common Stock as compensation for the completion of certain objectives. On February 20, 2015, the Board of Directors agreed to cancelled these shares, as the Company had failed to meet the specified objectives.

Financial Consulting Agreements

    Although the Company has yet to receive proceeds sufficient to constitute an Initial Capital Raise (as defined above), in February 2015, the Company agreed to issue 300,000 shares of Common Stock to Mayer and 625,003 shares to JFS Investments as consideration for services rendered under the agreements thus far.

Passing of Dr. William H. Fleming

              On March 21, 2015, Dr. William Fleming, the Company's Chief Scientific Officer and member of the Company's Board of Directors, unexpectedly passed away. The Board of Directors is currently searching for a successor to manage the Company as it executed its current business plan.