Form 10-Q
period 2015-03-31
QUANTRX BIOMEDICAL CORP
filed 2015-07-22
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(212) 980-2235
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes []   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

The number of shares outstanding of the issuer’s common stock as of July 10, 2015 was 65,754,227.

-i-

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING.  VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014.  WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$189,379	$218,546
Accounts receivable	155	352
Prepaid expenses	18,938	40,902
Total Current Assets	208,472	259,800

Investments	200,000	200,000
Property and equipment, net	1,918	2,191
Intangible assets, net	26,378	28,521
Total Assets	$436,768	$490,512

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$474,299	$462,306
Accrued expenses	36,846	42,770
Notes payable, net of discount	1,196,696	1,156,378
Current portion of notes payable	2,255	2,229
Total Current Liabilities	1,710,096	1,663,683
Notes payable, less current portion	41,196	41,771
Total Liabilities	1,751,292	1,705,454

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 65,654,227 and 63,341,163 shares issued and outstanding, respectively	656,542	633,412
Common Stock to be issued	-	63,000
Additional paid-in capital	48,581,982	48,428,724
Accumulated deficit	(50,719,817)	(50,506,847)
Total Stockholders’ Equity (Deficit)	(1,314,524)	(1,214,942)

Total Liabilities and Stockholders’ Equity (Deficit)	$436,768	$490,512

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,
	2015	2014
Revenue:
Revenue	$156	$602
Total Revenue	156	602

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	-	241
Sales, general and administrative	95,216	39,994
Professional fees	62,584	43,934
Research and development	13,154	6,098
Amortization	2,143	1,853
Depreciation	273	274
Total Costs and Operating Expenses	173,370	92,394

Loss from Operations	(173,214)	(91,792)

Other Income (Expense):
Interest and dividend income	-	1,972
Interest expense	(38,660)	(21,613)
Gain on settlement of debt	12,336
Other financing costs	-	(21,760)
Amortization of debt discount to interest expense	(13,432)	(49,211)
Loss on Impairment	-	(1,972)
Total Other Income (Expense), net	(39,756)	(92,584)

Loss Before Taxes	(212,970)	(184,376)

Provision for Income Taxes	-	-

Net Loss	$(212,970)	$(184,376)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	64,394,509	52,728,644

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2015		March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(212,970)		$(184,376)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,416		2,126
Interest expense related to amortization of beneficial conversion features	7,603		-
Interest expense related to amortization of debt discount	12,111		49,211
Gain on settlement of debt	(12,336)		-
Stock compensation	56,000		-
Interest receivable	-		(1,972)
Loss on impairment	-		1,972
Fair value of common stock issued & to be issued with notes and services	24,786		21,760
(Increase) Decrease in:
Accounts receivable	196		504
Inventories		-	242
Prepaid expenses	21,964		14,406
Increase (decrease) in:
Accounts payable	11,993		21,016
Accrued interest and expenses	23,119		25,201

Net Cash Used by Operating Activities	(65,118)		(49,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on note receivable	-		30,000

Net Cash Provided by Investing Activities	-		30,000

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(549)		-
Cash provided by Notes Payable	36,500		136,000

Net Cash Provided from financing activities	35,951		136,000

Net Increase (Decrease) in Cash and Cash Equivalents	(29,167)		116,089

Cash and Cash Equivalents, Beginning of Period	218,546		4,457

Cash and Cash Equivalents, End of Period	$189,379		$120,546

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-		$-
Income tax paid	$-		$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for notes payable	$44,944		$21,760

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

The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, supplement its management team, and develop a longer term financing and operating plan to: (i) leverage its broad-based intellectual property (“IP”) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets.  As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on limited online sale of our Unique® Miniform PAD product, and obtaining financing necessary to maintain the Company as a going concern.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015.  The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Bridge Financing

In July 2014, the Company’s Board of Directors approved of a private offering of convertible promissory demand notes (the “BridgeNotes”) to certain accredited investors in the aggregate principal amount of up to $500,000. As additional consideration for the purchase of the Bridge Notes, the Board approved of the issuance of 200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), to participating investors for every $100,000 invested. During the three months ended March 31, 2015, the Company issued Bridge Notes in the aggregate principal amount of $36,500, and issued an aggregate total of 73,000 shares of its Common Stock. As described under Note 11, Subsequent Events, below, on June 30, 2015, the Company issued additional Bridge Notes in the aggregate principal amount of $50,000 and issued an aggregate total of 100,000 shares of Common Stock.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the three months ended March 31, 2015, the Company recorded stock compensation expense related to options issued for director fees in the amount of $56,000.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three months ending March 31, 2015, the Company used an average risk-free interest rate of 1.61%, a dividend yield of zero, and an average volatility of 417%, to calculate the fair value of equity securities issued for services. During the year ended December 31, 2014, the Company used an average risk free interest rate of 2.73%, expected volatility of 242%, and a dividend yield of zero.

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

As of March 31, 2015, the Company had outstanding options exercisable for 2,452,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock, which options and preferred shares were deemed to be antidilutive for the three months ended March 31, 2015.

As of March 31, 2014, the Company had outstanding options exercisable for 289,500 shares of its Common Stock, warrants exercisable for 793,000 shares of its Common Stock, and preferred shares convertible into 20,416,228 shares of its Common Stock, which options, warrants, and preferred shares were deemed to be antidilutive for the three months ended March 31, 2014.

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

Recent Accounting Pronouncements.

Management has considered all recent accounting pronouncements.  The following pronouncements were deemed applicable to our financial statements:

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted.  The Company does not intend to early adopt this standard.  Adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the Financial Accountings Standards Board issued ASU 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  This will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company does not anticipate significant impact upon its financial statements at this time and will continue to evaluate the potential for material impact.

4.  Investments

In May 2011, FluoroPharma, Inc. (“FPI”) entered into a reverse merger with FluoroPharma Medical, Inc. (“FPMI”). In connection with this transaction, the Company's warrants to purchase FPI common stock were exchanged for warrants in FPMI (the “FPMI Warrants”). During 2012, the Company recognized a gain in the amount of $115,752 as a result of the issuance of certain of these warrants to holders of promissory notes of the Company that matured during the period. During the period ended September 30, 2014, the Company assigned its remaining 109,917 FPMI Warrants, with an exercise price of $1.00 and expiring on February 15, 2019 to Burnham Hill Advisors, LLC (“BHA”) in exchange for the extension of BHA’s previous cash deferral agreement through December 31, 2014. Following the transaction, the Company recognized a gain on the exchange in the amount of $20,660 and no longer held FPMI warrants.

5.  Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2015	December 31, 2014
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(77,826)	(75,684)
Intangibles, net	$26,378	$28,521

The Company’s intangible assets consist of patents, licensed patents and patent rights, are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows:

Asset Categories	Estimated Useful Life in Years
Patents	17
Patents under licensing	10
Intangibles acquired in 2008 (weighted average)	15

Amortization expense for the three months ended March 31, 2015 and 2014 totaled $2,143 and $1,853, respectively.

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

Bridge Notes. During the year ended December 31, 2014, the Company issued Bridge Notes in the aggregate principal amount of $386,000. As additional consideration for the purchase of the Bridge Notes, the Company issued an aggregate total of 772,000 shares of Common Stock to the purchasers of the Bridge Notes.  In connection with the issuance of the Bridge Notes during the year ended December 31, 2014, the Company recorded debt discount and expenses related to the beneficial conversion feature in the amount of $35,944 and $48,444, respectively.  The Company will amortize these amounts over the life of the debt and, accordingly, recorded interest expense related to the debt discount and beneficial conversion feature in the amount of $26,958, and $36,333, respectively.  The Company also incurred $46,000 of costs related to issuance of the Bridge Notes, which were amortized over the life of the debt.  Total issuance costs recognized during the year ended December 31, 2014 amounted to $34,263.

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

On January 2, 2015, the Company issued an additional Bridge Note in the aggregate principal amount of $36,500 and issued 73,000 shares of Common Stock to the purchaser of the additional Bridge Note. Additionally, we issued 500,000 shares of Common Stock in January 2015 to certain investors who purchased Bridge Notes during the year ended December 31, 2014, which were previously classified as shares to be issued.

In February 2015, the Company issued 815,061 shares of Common Stock as payment for accrued interest for the period from July 1, 2014 through December 31, 2014 under certain convertible notes payable.

Long-Term Notes Payable

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $545 and $540 for the three months ended March 31, 2015 and 2014, respectively. The loan balance as of March 31, 2015 and 2014 was $43,451 (current portion of $2,255) and $44,000 (current portion of $2,229), respectively.

7.  Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

	March 31, 2015 (unaudited)	December 31, 2014
Prepaid expenses:
Prepaid insurance	$16,577	$24,866
Other	2,361	16,036
Prepaid expenses	$18,938	$40,902

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(31,588)	(31,315)
Property and equipment, net	$1,918	$2,191

Accrued expenses:
Other accrued expenses	36,846	42,770
Accrued expenses	$36,846	$42,770

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at March 31, 2015 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. Depreciation expense for the three months ended March 31, 2015 and 2014 was $273 and $274.

Expenditures for repairs and maintenance are expensed as incurred.

8.  Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $166,769  (“Series B Preferred”).  The remaining authorized preferred shares have not been designated by the Company as of March 31, 2015.

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

At March 31, 2015, the Company had 16,676,942 shares of Series B Preferred issued and outstanding with a liquidation preference of $166,769, and convertible into 16,676,942 shares of Common Stock.

9.  Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 65,654,227 and 63,341,163 shares of its Common Stock at March 31, 2015 and December 31, 2014.

On January 2, 2015, the Company issued 73,000 shares of Common Stock to the purchaser of a $36,500 note (see Note 6). Additionally, we issued 500,000 shares of Common Stock to certain investors who purchased Bridge Notes during the year ended December 31, 2014, which were previously classified as shares to-be-issued.

In February 2015, the Company agreed to issue common stock to two consultants for services rendered under the terms of their respective agreements, although neither consultant had fully completed the obligations of their agreements. An aggregate of 925,003 common shares were issued (see Note 10) during the three months ended March 31, 2015.

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

In May 2013, the executive management received an aggregate of 1 million shares of Common Stock as compensation for the completion of certain objectives. On February 20, 2015, the Board of Directors agreed to cancel these shares, as the Company had failed to meet the specified objectives.  As of March 31, 2015, these shares were still outstanding.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During three months ended March 31, 2015 and 2014, the Company recorded stock compensation expense related to options issued for director fees in the amount of $56,000.

10.  Commitments and Contingencies

On October 29, 2013, we entered into a new advisory agreement with BHA.  Pursuant to this agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013. The initial term of the agreement expired on December 31, 2014. BHA agreed to defer the cash fees due under the new agreement until June 30, 2014.  On July 1, 2014, the Company and BHA modified the terms of this agreement to provide for a one-time $15,000 payment in August 2014, and deferred all other remaining cash fees through December 31, 2014 in consideration for the issuance of the 109,917 FPMI Warrants. As of March 31, 2015, this obligation is still due and payable to BHA and we are currently in negotiations for an extension to the agreement.

On May 28, 2014, we entered into a Consulting Services Agreement for financial related services from Mayer & Associates (“Mayer”) through November 30, 2014. Under the terms of the agreement, Mayer was to receive 300,000 shares of Common Stock and four payments of $12,500 pending an Initial Capital Raise (as defined below).

On May 28, 2014, the Company entered into a Consulting Services Agreement for financial related services with JFS Investments PR LLC (“JFS”).  Under the terms of the agreement, JFS will receive a total of 2.5 million restricted shares of Common Stock as compensation under the agreement. The initial payment of 625,003 shares was to be issued, provided the Company receives gross proceeds of at least $500,000 of equity capital (the “Initial Capital Raise”). As of March 31, 2015, the Initial Capital Raise had not been completed.

Although the Company has yet to receive proceeds sufficient to constitute an Initial Capital Raise (as defined above), in February 2015, the Company agreed to issue 300,000 shares of Common Stock to Mayer and 625,003 shares to JFS Investments as consideration for services rendered under the agreements thus far.

 11.  Subsequent Events

On June 30, 2015, the Company issued two additional Bridge Notes in the aggregate principal amount of $50,000 and issued an aggregate total of 100,000 shares of Common Stock to the purchasers of the additional Bridge Notes. In connection with the issuance of these notes, the Company recorded debt discount expenses totaling $2,800 and will amortize these costs over the life of the notes.

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

The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, supplement its management team, and develop a longer term financing and operating plan to: (i) leverage its broad-based intellectual property (“IP”) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets.  As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on limited online sale of our Unique® Miniform PAD product, and obtaining financing necessary to maintain the Company as a going concern.

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 15, 2015.

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

Bridge Financing

In July 2014, the Company’s Board of Directors approved of a private offering of convertible promissory demand notes (the “Bridge Notes”) to certain accredited investors in the aggregate principal amount of up to $500,000. As additional consideration for the purchase of the Bridge Notes, the Board approved of the issuance of 200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), to participating investors for every $100,000 invested. During the three months ended March 31, 2015, the Company issued Bridge Notes in the aggregate principal amount of $36,500, and issued an aggregate total of 73,000 shares of its Common Stock. Subsequent to the end of the quarter, on June 30, 2015, the Company issued additional Bridge Notes in the aggregate principal amount of $50,000 and issued an aggregate total of 100,000 shares of Common Stock.

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

Consolidated Results of Operations

Comparison of the Three months ended March 31, 2015 to the Three Months Ended March 31, 2014

Total revenue for the three months ended March 31, 2015 and 2014 was $156 and $602, respectively.  The decrease in revenue during the 2015 period, as compared to the same period in 2014, is due to a decrease in royalty fees received from our Technology License Agreement with Church & Dwight Co., Inc. Until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of additional financing, and supplements its management team, management does not anticipate that revenue will materially increase above amounts received in the current fiscal quarter.

Sales, general and administrative expense for the three months ended March 31, 2015 and 2014 was $41,389 and $39,994, respectively.  The increase in sales, general and administrative expense is principally attributable to higher costs of maintaining our intellectual property portfolio in the 2015 period, as compared to the 2014 period.

Professional fees for the three months ended March 31, 2015 and 2014 were $61,411 and $43,934, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us.  The increase in professional fees in the 2015 period is directly related to higher costs of legal, consulting, and financial services during the three-months ended March 31, 2015, as compared to the same period in 2014.

Research and development costs for the three months ended March 31, 2015 and 2014 were $12,154 and $6,098, respectively.  The increase in research and development fees in the 2015 period is directly attributable to clinical trials expense in the 2015 period.

Interest income for the three month periods ended March 31, 2015 and 2014 was $0 and $1,972, respectively. The interest income in 2014 related an investment by the Company that was fully repaid by December 31, 2014.

Interest expense for the three months ended 2015 and 2014 was $38,661 and $21,613, respectively.  The increase in interest expense in the 2015 period is attributable to a higher balance of outstanding notes payable, as compared to the 2014 period.

During the three months ended March 31, 2015, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $13,432.  During the three months ended March 31, 2014, non-cash interest expense related to the amortization of debt discount on notes payable was $49,2117.

During the three months ended March 31, 2015, the Company recorded a gain from settlement of interest payable of $12,336 related to the conversion of interest on notes payable to Common Stock. During the three months ended March 31, 2014, the Company recorded non-cash other financing expenses related to the amortization of the debt discount related to the exchange of FPMI Warrants on Notes payable of $21,760.

The Company’s net loss for the three months ended March 31, 2015 was $212,970 compared to net loss for the three months ended March 31, 2014 of $184,376.  The increase in net losses in the three month period ended March 31, 2015 compared to the comparable period in 2014 is due to higher expenses, including higher professional fees and sales, general and administrative expense, as discussed above.

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash and cash equivalents of $189,379, as compared to cash and cash equivalents of $218,546 as of December 31, 2014.  During the three months ended March 31, 2015, the Company’s cash flows provided by financing activities totaled $35,951.  The overall net decrease in cash of $29,167 for the three months ended March 31, 2015, is attributable to net cash used for operating activities offset by cash received from financing activities.

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

The Company believes that the ability of the Company to recommence operations, and therefore continue as a going concern is dependent upon its ability to do any or all of the following:

●	obtain adequate sources of funding to pay operating expenses and fund long-term business operations;
●	attract and retain additional executive management;
●	enter into a licensing or other relationship that allows the Company to commercialize its products;

●	manage or control working capital requirements by reducing operating expenses; and

●	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2015. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)  Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no progress towards remediating our previously disclosed material weakness due to the lack of funding. In addition, as a result of the reccent death of our Chief Scientific Officer, any progress toward remediating our material weaknesses is likely to be delayed.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, there are no material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 2.  Unregistered Sales of Equity Securities, and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit	Description
10.1	Form of Bridge Note (filed herewith)
31	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
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

Date: July 22, 2015	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive and Financial Officer