Form 10-Q
period 2015-09-30
QUANTRX BIOMEDICAL CORP
filed 2015-11-16
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer’s common stock as of November 16, 2015 was 69,772,918.

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

-ii-

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$84,432	$218,546
Accounts receivable	-	352
Prepaid expenses	37,885	40,902
Deposit on Investment	50,000	-
Total Current Assets	172,317	259,800

Investments	200,000	200,000
Property and equipment, net	1,372	2,191
Intangible assets, net	22,092	28,521
Total Assets	$395,781	$490,512

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$419,334	$462,306
Accrued expenses	40,795	42,770
Notes payable, net of discount	1,270,055	1,156,378
Current portion of LT notes payable	2,293	2,229
Total Current Liabilities	1,732,477	1,663,683
LT notes payable, less current portion	40,765	41,771
Total Liabilities	1,773,242	1,705,454

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 68,272,918 and 63,341,163 shares issued and outstanding, respectively	682,729	633,412
Common Stock to be issued	30,000	63,000
Additional paid-in capital	48,626,924	48,428,724
Accumulated deficit	(50,883,883)	(50,506,847)
Total Stockholders’ Equity (Deficit)	(1,377,461)	(1,214,942)

Total Liabilities and Stockholders’ Equity (Deficit)	$395,781	$490,512

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Revenue	$-	$590	$156	$1,819
Total Revenue	-	590	156	1,819

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	-	656	-	1,532
Sales, general and administrative	52,999	13,390	170,322	78,487
Professional fees	19,830	37,242	96,652	194,927
Research and development	-	30,044	13,154	51,960
Amortization	2,144	2,723	6,429	6,429
Depreciation	273	273	820	821
Total Costs and Operating Expenses	75,246	84,328	287,377	334,156

Loss from Operations	(75,246)	(83,738)	(287,221)	(332,337)

Other Income (Expense):
Interest and dividend income	-	808	-	4,175
Interest expense	(23,243)	(29,340)	(92,207)	(74,640)
Gain on exchange of equity investment	-	26,660	(7,163)	26,660
Other financing costs	-	(26,660)	-	(48,420)
Amortization of debt discount to interest expense	(11,335)	(44,669)	(26,149)	(111,342)
Gain on settlement of note interest	-	-	35,700	(62,150)
Loss on Impairment	-	(808)	-	(4,175)
Total Other Income (Expense), net	(34,578)	(74,009)	(89,819)	(269,892)

Loss Before Taxes	(109,824)	(157,747)	(377,040)	(602,229)

Provision for Income Taxes	-	-	-	-

Net Loss	$(109,824)	$(157,747)	$(377,040)	$(602,229)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	67,607,773	63,328,170	65,911,204	59,585,203

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(377,040)	$(602,229)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,249	7,248
Loss on deferred financing costs	-	120,019
Non-cash gain on exchange of equity investment	-	(26,660)
Non-cash fair value of common stock issued as compensation	-	21,000
Interest expense related to amortization of beneficial conversion features	6,523	-
Interest expense related to amortization of debt discount	12,111	-
Loss on equity issuance for other financing costs	7,163	-
Stock compensation	86,000	-
Interest receivable	-	(4,175)
Loss on impairment	-	4,175
Fair value of common stock issued & to be issued with notes and for services	41,861	63,760
Loss on issuance of common stock in exchange for interest settlement on notes payable	(35,700)	62,150
(Increase) Decrease in:
Accounts receivable	352	917
Inventories	-	1,532
Prepaid expenses	3,017	(3,253)
Increase (decrease) in:
Accounts payable	(42,970)	121,661
Accrued interest and expenses	86,763	6,943

Net Cash Used by Operating Activities	(204,671)	(226,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on note receivable	-	90,000
Deposit on Investment	(50,000)

Net Cash Provided by Investing Activities	(50,000)	90,000

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(942)
Cash provided by Notes Payable	121,500	386,000

Net Cash Provided from financing activities	120,558	386,000

Net Increase (Decrease) in Cash and Cash Equivalents	(134,113)	249,088

Cash and Cash Equivalents, Beginning of Period	218,546	4,457

Cash and Cash Equivalents, End of Period	$84,432	$253,545

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015.  The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

Recent Developments

Global Cancer Diagnostic, Inc. Letter of Intent

On September 3, 2015, the Company entered into a non-binding letter of intent (the “Global LOI”) with Global Cancer Diagnostics, Inc., a privately held laboratory in Tempe, Arizona (“Global”), for a proposed business combination of the two entities. If executed, the Company will acquire 100% of the outstanding capital stock of Global in exchange for restricted shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), and will continue as the surviving entity, with Global becoming a wholly owned subsidiary of the Company. The Global LOI had an original termination date of October 31, 2015 (the “Termination Date”), but may be terminated or extended anytime by the mutual written consent of the parties. Management is currently in active discussions with Global regarding certain matters contained in the Global LOI, including an extension of the Termination Date.

Pursuant to the terms and conditions of the Global LOI, the Company advanced to Global $50,000 during the quarter ended September 30, 2015 (the “Global Advance”), which amount is due and payable by Global, on demand, anytime after the Termination Date. In the event the Company and Global execute definitive merger documents on or before the Termination Date, Global will issue to the Company that number of shares of Global’s common stock equal to 10% of the then outstanding shares of Global’s common stock, on a fully-diluted basis, as payment of the Global Advance.

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

Bridge Financing

In July 2014, the Company’s Board of Directors approved of a private offering of convertible promissory demand notes (the “Bridge Notes”) to certain accredited investors in the aggregate principal amount of up to $500,000. As additional consideration for the purchase of the Bridge Notes, the Board approved of the issuance of 200,000 shares of the Company’s Common Stock to participating investors for every $100,000 invested. During the nine months ended September 30, 2015, the Company issued Bridge Notes in the aggregate principal amount of $121,500, and issued an aggregate total of 243,000 shares of its Common Stock. During the three months ended September 30, 2015, the Company arranged for an extension of the maturity date of Bridge Notes from June 30, 2015 to December 31, 2015. As consideration for the extension of the maturity date of the Bridge Notes, the Company issued an aggregate total of 286,500 shares of Common Stock to the Bridge Note holders.

Each Bridge Note accrues interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock and matures on December 31, 2015. Each Bridge Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the Bridge Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of all Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the nine months ended September 30, 2015, the Company recorded stock compensation expense related to options issued for director fees in the amount of $56,000.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the nine months ending September 30, 2015, the Company used an average risk-free interest rate of 1.61%, a dividend yield of zero, and an average volatility of 417%, to calculate the fair value of equity securities issued for services. During the year ended December 31, 2014, the Company used an average risk free interest rate of 2.73%, expected volatility of 242%, and a dividend yield of zero.

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

As of September 30, 2015, the Company had outstanding options exercisable for 2,452,000 shares of its Common Stock, and preferred shares convertible into 16,676,972 shares of its Common Stock, which options and preferred shares were deemed to be antidilutive for the nine months ended September 30, 2015.

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

Recent Accounting Pronouncements.

Management has considered all recent accounting pronouncements in the current period and identified no pronouncements that would have an impact on our financial statements.

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

In May 2006, the Company purchased 144,024 shares of common stock of Genomics USA, Inc. (“GUSA”) for $200,000. After the investment, QuantRx owned approximately 5% of the total issued and outstanding common stock of GUSA. As of the end of September 30, 2015, the Company’s position had been diluted to less than 5% of the issued and outstanding common stock of GUSA, and it is expected that the Company’s position will continue to be diluted in the future.  The investment is recorded at historical cost and is assessed at least annually for impairment.  GUSA now does business as GMS Biotech.

Pursuant to the Global LOI described in Note 1 above, under the heading “Recent Developments”, in September 2015, the Company advanced to Global Cancer Diagnostics, Inc. $50,000 during the quarter ended September 30, 2015, which amount is due and payable by Global, on demand, anytime after the Termination Date of the Global LOI. In the event the Company and Global execute definitive merger documents contemplated by the Global LOI on or before the Termination Date, Global will issue to the Company that number of shares of Global’s common stock equal to 10% of the then outstanding shares of Global’s common stock, on a fully-diluted basis as payment of the Global Advance.

5.  Intangible Assets

Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2015	December 31, 2014
Licensed patents and patent rights	$50,000	$50,000
Patents	41,004	41,004
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(82,112)	(75,683)
Intangibles, net	$22,092	$28,521

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

Amortization expense for the nine months ended September 30, 2015 and 2014 totaled $6,429 and $6,429, respectively.

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

On January 2, 2015, the Company issued an additional Bridge Note in the principal amount of $36,500 and issued 73,000 shares of Common Stock to the purchaser of the additional Bridge Note. Additionally, we issued 500,000 shares of Common Stock in January 2015 to certain investors who purchased Bridge Notes during the year ended December 31, 2014, which were previously classified as shares to be issued.

In February 2015, the Company issued an aggregate total of 815,061 shares of Common Stock as payment for accrued interest for the period from July 1, 2014 through December 31, 2014 under certain convertible notes payable.

On June 30, 2015, the Company issued two additional Bridge Notes in the aggregate principal amount of $50,000 and issued an aggregate total of 100,000 shares of Common Stock to the purchasers of these Bridge Notes. In connection with the issuance of these notes, the Company recorded debt discount expenses totaling $2,830 and will amortize these costs over the life of the notes.

In June 2015, the Company authorized the issuance of an aggregate total of 1,875,691 shares of Common Stock as payment for accrued interest for the period from January 1, 2015 through June 30, 2015 under certain convertible notes payable.  The Company settled a total of $70,256 in accrued interest, recognizing a gain on settlement in the amount of $23,364.  The Company and the holders of the Bridge Notes also agreed to extend the maturity date of the Bridge Notes from June 30, 2015 to December 31, 2015. As consideration for the extension of the maturity date of the Bridge Notes, the Company issued an aggregate total of 286,500 shares of Common Stock to the Bridge Note holders.

In July 2015, the Company issued a Bridge Note in the principal amount of $35,000 and issued an aggregate total of 70,000 shares of Common Stock to the purchaser of the Bridge Note.

Long-Term Notes Payable

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulated monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $709 and $741 for the three months ended September 30, 2015 and 2014, respectively.  The Company recorded interest expense on this loan of $1,432 and $1,851 for the nine months ended September 30, 2015 and 2014, respectively. The loan balance as of September 30, 2015 was $43,058 (current portion of $2,293), and the loan balance as of September 30, 2014 was $44,000.

7.  Other Balance Sheet Information

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	September 30, 2015 (unaudited)	December 31, 2014
Prepaid insurance	$35,195	$24,866
Other	-	16,036
Prepaid expenses	$35,195	$40,902

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(32,134)	(31,315)
Property and equipment, net	$1,372	$2,191

Accrued expenses:
Other Accrued expenses	$40,795	42,770
Accrued expenses	$40,795	42,770

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at September 30, 2015 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. Depreciation expense for the three and nine months ended September 30, 2015 was $273 and $820, while depreciation expense for the three and nine months ended September 30, 2014 was $273 and $821, respectively.

Expenditures for repairs and maintenance are expensed as incurred.

8.  Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining authorized preferred shares have not been designated by the Company as of September 30, 2015.

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

At September 30, 2015 and December 31, 2014, the Company had 16,676,942 shares of Series B Preferred issued and outstanding with a liquidation preference of $166,769, and convertible into 16,676,942 shares of Common Stock.

9.  Common Stock, Options and Warrants

The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 68,272,918 and 63,341,163 shares of its Common Stock at September 30, 2015 and December 31, 2014.

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

On February 3, 2015, the Board of Directors granted an aggregate of 2.3 million stock options to its executive management at an exercise price of $0.04 per share.  The options have a five-year term and are fully vested on the date of grant.

In May 2013, the executive management received an aggregate of 1 million shares of Common Stock as compensation for the completion of certain objectives. On February 20, 2015, the Board of Directors agreed to cancel these shares, as the Company had failed to meet the specified objectives.  As of September 30, 2015, these shares were still outstanding.

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

In July 2015, the Company issued an aggregate total of 70,000 shares of Common Stock to the purchaser of a $35,000 Bridge Note.

In September 2015, the Company authorized an aggregate total of 1.5 million shares of Common Stock to its officers and directors as consideration for services rendered to the Company, subject to certain vesting schedules. These shares were issued subsequent to September 30, 2015.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During the nine months ended September 30, 2015 and 2014, the Company recorded stock compensation expense related to options issued for director fees in the amount of $56,000 and $0, respectively.

10.  Commitments and Contingencies

On October 29, 2013, we entered into an advisory agreement with BHA.  Pursuant to this agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013. The initial term of the agreement expired on December 31, 2014. BHA agreed to defer the cash fees due under the new agreement until June 30, 2014.  On July 1, 2014, the Company and BHA modified the terms of this agreement to provide for a one-time $15,000 payment in August 2014, and deferred all other remaining cash fees through December 31, 2014 in consideration for the issuance of the 109,917 FPMI Warrants. As of September 30, 2015, this obligation is still due and payable to BHA and we are currently in negotiations for an extension to the agreement.

On May 28, 2014, we entered into a Consulting Services Agreement for financial related services from Mayer & Associates (“Mayer”) through November 30, 2014. Under the terms of the agreement, Mayer was to receive 300,000 shares of Common Stock and four payments of $12,500 pending an Initial Capital Raise (as defined below).

On May 28, 2014, the Company entered into a Consulting Services Agreement for financial related services with JFS Investments PR LLC (“JFS”).  Under the terms of the agreement, JFS will receive a total of 2.5 million restricted shares of Common Stock as compensation under the agreement. The initial payment of 625,003 shares was to be issued, provided the Company receives gross proceeds of at least $500,000 of equity capital (the “Initial Capital Raise”). As of September 30, 2015, the Initial Capital Raise had not been completed.

Although the Company has yet to receive proceeds sufficient to constitute an Initial Capital Raise (as defined above), in February 2015, the Company agreed to issue 300,000 shares of Common Stock to Mayer and 625,003 shares to JFS Investments as consideration for services rendered under the agreements thus far, and during the nine months ended September 30, 2015, the Company issued an aggregate total of 286,500 shares of Common Stock to Mayer for services rendered under the Consulting Services Agreement.

11.  Subsequent Events

In October 2015, the Company issued 1.5 million shares of restricted Common Stock to its officers and directors as discussed in Note 9 above, which were classified as Shares To Be Issued as of September 30, 2015.

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015.

Recent Developments

Global Cancer Diagnostic, Inc. Letter of Intent

On September 3, 2015, the Company entered into a non-binding letter of intent (the “Global LOI”) with Global Cancer Diagnostics, Inc., a privately held laboratory in Tempe, Arizona (“Global”), for a proposed business combination of the two entities. If executed, the Company will acquire 100% of the outstanding capital stock of Global in exchange for restricted shares of the Company’s common stock, and will continue as the surviving entity, with Global becoming a wholly owned subsidiary of the Company. The Global LOI had an original termination date of October 31, 2015 (the “Termination Date”), but may be terminated or extended anytime by the mutual written consent of the parties. Management is currently in active discussions with Global regarding certain matters contained in the Global LOI, including an extension of the Termination Date.

Pursuant to the terms and conditions of the Global LOI, the Company advanced to Global $50,000 during the quarter ended September 30, 2015 (the “Global Advance”), which amount is due and payable by Global, on demand, anytime after the Termination Date. In the event the Company and Global execute definitive merger documents on or before the Termination Date, Global will issue to the Company that number of shares of Global’s common stock equal to 10% of the then outstanding shares of Global’s common stock, on a fully-diluted basis as payment of the Global Advance.

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

Bridge Financing

In July 2014, the Company’s Board of Directors approved of a private offering of convertible promissory demand notes (the “Bridge Notes”) to certain accredited investors in the aggregate principal amount of up to $500,000. As additional consideration for the purchase of the Bridge Notes, the Board approved of the issuance of 200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), to participating investors for every $100,000 invested. During the nine months ended September 30, 2015, the Company issued Bridge Notes in the aggregate principal amount of $121,500, and issued an aggregate total of 243,000 shares of its Common Stock. During the three months ended September 30, 2015, the Company arranged for an extension of the maturity date of Bridge Notes from June 30, 2015 to December 31, 2015. As consideration for the extension of the maturity date of the Bridge Notes, the Company issued an aggregate total of 286,500 shares of Common Stock to the Bridge Note holders.

Each Bridge Note accrues interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock and matures on December 31, 2015. Each Bridge Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the Bridge Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of all Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

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

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 to the Three and Nine Months Ended September 30, 2014

The Company had total revenue during the three months ended September 30, 2015 of $0 and $590 during the three months ended September 30, 2014.  Total revenue for the nine months ended September 30, 2015 and 2014 was $156 and $1,819, respectively.  The decrease in revenue during the 2015 period, as compared to the same period in 2014, is due to a decrease in royalty revenue attributable to the Company’s PAD technology. Until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of additional financing, management does not anticipate that revenue will materially increase above amounts received in the current fiscal quarter.

Sales, general and administrative expense for the three months ended September 30, 2015 and 2014 was $52,995 and $13,390, respectively. Sales, general and administrative expense for the nine months ended September 30, 2015 and 2014 was $170,318 and $78,487, respectively. The decrease in sales, general and administrative expense is principally attributable to lower costs of maintaining our intellectual property portfolio in the 2015 period, as compared to the 2014 period.

Professional fees for the three months ended September 30, 2015 and 2014 were $19,830 and $37,242, respectively. Professional fees for the nine months ended September 30, 2015 and 2014 were $96,652 and $194,927, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees in the 2015 periods is directly related to lower costs of legal, accounting, consulting, and financial services during the three and nine-months ended September 30, 2015, as compared to the same periods in 2014.

Research and development costs during the three months ended September 30, 2015 and 2014 were $0 and $30,044, respectively.  Research and development costs for the nine months ended September 30, 2015 and 2014 were $13,154 and $51,960, respectively. The decrease in research and development fees in the 2015 period is directly attributable to lower costs associated with clinical trial expense in the 2015 period.

The Company had no interest income during the three months and nine months ended September 30, 2015, and interest income of $808 and $4,175 during the three and nine months ended September 30, 2014, respectively. The interest income in 2014 related to an investment by the Company that was fully repaid by December 31, 2014.

Interest expense for the three months ended September 30, 2015 and 2014, was $23,243 and $29,340, respectively.  Interest expense for the nine months ended September 30, 2015 and 2014, was $92,207 and $74,640, respectively. The increase in interest expense in the 2015 period is related to a higher balance of outstanding notes payable, as compared to the 2014 period.

During the three and nine months ended September 30, 2015, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $11,335 and $26,149, respectively.   During the three and nine months ended September 30, 2014, the Company recorded non-cash interest expense related to the amortization of debt discount, beneficial conversion features, and debt issuance costs of notes payable of $44,669 and $111,342 respectively. During the three months ended September 30, 2014, the Company recorded $26,660 in non-cash other financing costs related to the assignment of FPMI Warrants in connection with the consulting service deferral extension with BHA.  During the nine months ended September 30, 2014, the Company recorded non-cash other financing expenses related to the exchange of FPMI Warrants of $48,420.

During the three and nine months ended September 30, 2015, the Company recorded a gain on the issuance of Common Stock in exchange of accrued interest payable on notes payable in the amount of $0 and $35,700, respectively. During the three and nine months ended September 30, 2014, the Company recorded non-cash loss on the issuance of Common Stock in exchange of accrued interest payable on notes payable in the amount of $62,150.

During the three months and nine months ended September 30, 2014, the Company recorded a gain on equity investment of $25,852 and $22,485, respectively. The gains recorded in the 2014 periods primarily represent gains related to the exchange of FPMI Warrants in the amount of $25,852.

The Company’s net loss for the three months ended September 30, 2015 was $109,824 compared to net loss for the three months ended September 30, 2014 of $157,747, Net loss for the nine months ended September 30, 2015 was $377,040 compared to net loss for the nine months ended September 30, 2014 of $602,229. The decrease in net losses in the three and nine month periods ending September 30, 2015 compared to the comparable periods in 2014 is due to lower expenses, including lower professional fees and sales, general and administrative expense, as discussed above.

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash and cash equivalents of $84,432, compared to cash and cash equivalents of $218,546 as of December 31, 2014.  During the nine months ended September 30, 2015, the Company’s cash used for operating activities totaled $254,316.  During the nine months ended September 30, 2015, the Company’s cash provided by financing activities totaled $120,202.  The overall net decrease in cash of $134,114 for the nine months ended September 30, 2015, is attributable to net cash used for operating activities offset by cash received from financing activities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2015. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)  Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no progress towards remediating our previously disclosed material weakness due to the lack of funding. In addition, as a result of the recent death of our Chief Scientific Officer, any progress toward remediating our material weaknesses is likely to be delayed.

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

Date: November 16, 2015	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer