Form 10-K
period 2015-12-31
QUANTRX BIOMEDICAL CORP
filed 2016-04-13
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant's telephone number, including area code (212) 980-2235

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015):  $2,198,913.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 5, 2016:  69,772,918 shares.

QUANTRX BIOMEDICAL CORPORATION
FORM 10-K

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

Overview

We have developed and are working towards commercializing our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing and intend to commercialize genomic diagnostics for the laboratory market, based on our patented PadKit(R) technology.  Our platforms include: inSync(R), Unique(TM), PadKit(R), and OEM branded over-the-counter and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

The continuation of our operations remain contingent on the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, we have nominal operations, focused principally on maintaining and expanding our intellectual property portfolio and maintaining compliance with the public company reporting requirements. We have continued to issue promissory notes to continue as a going concern. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

On June 20, 2012, the Company formed a wholly owned subsidiary, QX Labs, Inc. (“QX”), and proceeded to transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business (“Diagnostics Business”). The Diagnostic Business is based principally on the Company’s proprietary PadKit(R) technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s remaining business line consists of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique(R) Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) leverage its broad-based intellectual property and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets.  As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

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

Pursuant to the terms and conditions of the Global LOI, the Company advanced to Global $50,000 during the quarter ended September 30, 2015 (the “Global Advance”), which amount is currently due and payable by Global, on demand. In the event the Company and Global execute definitive merger documents, Global will issue to the Company that number of shares of Global’s common stock equal to 10% of the then outstanding shares of Global’s common stock, on a fully-diluted basis, as payment of the Global Advance.

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

Bridge Financing

In July 2014, the Company’s Board of Directors approved of a private offering of convertible promissory demand notes (the “Bridge Notes”) to certain accredited investors in the aggregate principal amount of up to $500,000. As additional consideration for the purchase of the Bridge Notes, the Board approved of the issuance of 200,000 shares of the Company’s Common Stock to participating investors for every $100,000 invested. During the year ended December 31, 2015 and 2014, the Company issued Bridge Notes in the aggregate principal amount of $121,500, and issued an aggregate total of 243,000 shares of its Common Stock. The Company also arranged for an extension of the maturity date of Bridge Notes from June 30, 2015 to December 31, 2015. As consideration for the extension of the maturity date of the Bridge Notes, the Company issued an aggregate total of 286,500 shares of Common Stock to the Bridge Note holders.

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

PAD/Health and Wellness

 PAD products are based on the Company’s non-woven disposable absorbent pad technology, with products for aiding the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, the over-the-counter catamenial markets, and other medical needs, including diagnostic sampling products which enable self-collection and worldwide transport for indications such as various cancers, premature delivery, and genomic testing.

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

PADs for Diagnosis and Treatment

 Our miniform PAD is a patented technology that provides the basis for a line of products that address an array of consumer health issues, including temporary relief of hemorrhoid and minor vaginal infection itch and discomfort, feminine urinary incontinence, catamenial needs, drug delivery, and medical sample collection and transport for diagnostic testing.

 The Company’s PAD products for the consumer markets are FDA Class I over-the-counter devices, and are easy to use, non-invasive, fully biodegradable, highly absorbent pads. Additionally, the unique non-woven technology utilized for the PADs allows for a PAD to be used as a sample collection device, providing a sample for diagnostic purposes, or to provide local or systemic therapy.

PADKit(R)

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

Unique(R) Miniforms

Miniform is a safe, convenient, and flushable technology for the underserved over-the-counter hemorrhoid, feminine hygiene and urinary incontinence markets.  The disposable miniform pads contain no adhesives, requires no insertion, and are small enough to fit in the palm of a hand.

 The Unique(R) miniform is available as a treated pad for the temporary relief of the itch and discomfort associated with hemorrhoids and minor vaginal infection, and as an untreated pad, for the daily protection of light urinary, vaginal or anal leakage.

 While the Company initiated a limited web-based domestic roll-out of the Unique(R) miniform, it is in search of a strategic partnership(s) to expand the retail availability of the product across the United States and internationally.

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

Competition

 Our industry is highly competitive and characterized by rapid and significant technological changes. Significant competitive factors in our industry include, among others, product efficacy and safety, the timing and scope of regulatory approvals, the government reimbursement rates for and the average selling price of products, the availability of raw materials and qualified manufacturing capacity, manufacturing costs, intellectual property and patent rights and their protection, and sales, marketing and distribution capabilities.

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

Raw Materials and Manufacturing

 The Company currently does not have manufacturing capacity for any of its products and therefore has historically contracted for the manufacturing of its products to third-party manufacturers, both in and outside the United States. All manufactured products are produced under FDA mandated Good Manufacturing Practices standard operating procedures developed and controlled by the Company’s quality system, which specifies approved raw materials, vendors, and manufacturing methodology. During the quarter ended June 30, 2012, the Company’s operations were inspected by the FDA and found to be in full compliance.

Intellectual Property Rights and Patents

 As of December 31, 2015, the Company had thirteen (13) patents issued, seven (7) patents pending, one (1) allowed patent, and two (2) licensed patents.  Our issued patents expire between 2018 and 2030; however, the Company may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development.  The Company also holds six (6) registered U.S. and foreign trademarks and has one (1) pending trademark.

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

Licensing, Distribution and Development Agreements

 On August 14, 2008, the Company entered into a ten-year Technology License Agreement with Church & Dwight Co., Inc. (“Church & Dwight”). Under the terms of the Agreement, Church & Dwight acquired exclusive world-wide rights to use certain Company technology related to a jointly developed at-home diagnostic test and began distributing the product in early 2009, resulting in the Company receiving royalties on net sales of the product in 2015 and 2014 of $156 and $1,027 respectively.

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

 All of our over-the-counter products derived from the miniform technology, including Unique(R), are currently classified as Class I – exempt devices, requiring written notification to the FDA before marketing.

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

Research and Development Activities

 The Company spent $13,154 and $65,735 on research and development activities during the years ended December 31, 2015 and 2014, respectively.  The decrease in research and development fees in 2015 is directly attributable to lower costs associated with clinical trial expense in the 2015 period.

 The Company anticipates that its research and development activities will continue to increase as the Company seeks to expand and validate new disease targets and markets for its PadKit based diagnostic system.

Employees

 As of December 31, 2015, we had no employees; however, the Company has four part-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect the Company’s intellectual property portfolio and other assets.

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

We have a history of incurring net losses and, currently, we are not generating any revenue. There can be no assurances that we will generate any revenue in the future, achieve profitable operations or continue as a going concern.

 As of the year ended December 31, 2015, the Company had an accumulated deficit of $50,974,627.  Our losses resulted principally from costs related to our research programs and the development of our product candidates and general and administrative costs relating to our operations. Currently, we are not generating any revenue from operations, and we will incur substantial and increasing losses in 2016.  Historically, we have financed our operations with the proceeds from issuances of equity and debt securities, including, most recently, issuances of promissory notes.  In the past, we also provided for our cash needs by issuing shares of our Common Stock, options and warrants as payment for certain operating costs, including consulting and professional fees, as well as divesting our minority equity interests and equity-linked investments.

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

 We expect that the capital required to recommence our operations will be substantial, and the extent of this need will depend on many factors, some of which are beyond our control, including the continued development of our product candidates; the costs associated with maintaining, protecting and expanding our patent and other intellectual property rights; future payments, if any, received or made under existing or possible future collaborative arrangements; the timing of regulatory approvals needed to market our product candidates; and market acceptance of our products. Although we are pursuing various funding and related options to recommence operations and, ultimately, commercialize our innovative PAD-based products, management has been unsuccessful to date in securing financing other than bridge financing.  There can be no assurance that we will be successful in our efforts to obtain adequate financing. Should we be unable to raise adequate financing or generate revenue in the future, the Company’s business prospects would be materially and adversely harmed. As a result, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern.

 During the years ended December 31, 2015 and 2014, we issued promissory notes in the aggregate principal amount of approximately $371,500, which were due and payable at December 31, 2015 and now bears interest at 18% per annum. In the event the holders of these notes demand repayment and we are unable to pay such notes or restructure the notes, the notes will be in default, and the Company may not be able to continue as a going concern.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.  PROPERTIES

 We did not maintain a corporate headquarters during the year ended December 31, 2015 or 2014, nor do we have any further obligation under any prior lease agreements. We currently plan to transfer operations to a new facility pending obtaining financing to recommence operations.

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

	High	Low
Year ended December 31, 2015
Fourth Quarter	$0.08	$0.02
Third Quarter	$0.04	$0.02
Second Quarter	$0.05	$0.02
First Quarter	$0.05	$0.03

Year ended December 31, 2014
Fourth Quarter	$0.08	$0.02
Third Quarter	$0.09	$0.05
Second Quarter	$0.11	$0.04
First Quarter	$0.10	$0.01

Stockholders

 As of December 31, 2015, there were approximately 735 shareholders of record of our Common Stock, one of which was Cede & Co., a nominee for the Depository Trust Company or DTC.  Shares of Common Stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

 We have not declared nor paid any cash dividends on our Common Stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

 As discussed under Item 1, ‘Recent Developments’, above, we issued Bridge Notes in the aggregate principal amount of $121,500 in unregistered transactions during fiscal year 2015 and issued an aggregate total of 243,000 shares of Common Stock to investors as additional consideration for the purchase of the Bridge Notes. Additionally, during the year ended December 31, 2015, we also issued an aggregate total of 2,690,752 shares of Common Stock to holders of certain outstanding promissory notes as payment of interest accrued on those notes and, as consideration for the extension of the maturity date of the Bridge Notes, the Company issued an aggregate total of 286,500 shares of Common Stock to the Bridge Note holders. All securities were issued in non-registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 6.  SELECTED FINANCIAL DATA

 Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have developed and intend to commercialize our innovative PAD based products for the over-the-counter markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are developing and intend to commercialize genomic diagnostics for the laboratory market, based on our patented PadKit(R) technology.  Our platforms include: inSync(R), Unique(TM), PadKit(R), and OEM branded over-the-counter and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

            Our efforts to commercialize our products remain contingent on the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, we have had nominal operations, focused principally on maintaining and expanding our intellectual property portfolio and maintaining compliance with the public company reporting requirements. We have continued to issue promissory notes to continue as a going concern. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

On June 20, 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), and proceeded to transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business ("Diagnostics Business"). The Diagnostic Business is based principally on the Company’s proprietary PadKit(R) technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s remaining business line consists of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique(R) Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) leverage its broad-based intellectual property (“IP”) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets.  As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on limited online sale of our Unique(R) Miniform PAD product, and obtaining financing necessary to maintain the Company as a going concern.

 Recent Developments

Global Cancer Diagnostic, Inc. Letter of Intent. On September 3, 2015, the Company entered into a non-binding letter of intent (the “Global LOI”) with Global Cancer Diagnostics, Inc., a privately held laboratory in Tempe, Arizona (“Global”), for a proposed business combination of the two entities. If executed, the Company will acquire 100% of the outstanding capital stock of Global in exchange for restricted shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), and will continue as the surviving entity, with Global becoming a wholly owned subsidiary of the Company. The Global LOI had an original termination date of October 31, 2015 (the “Termination Date”), but may be terminated or extended anytime by the mutual written consent of the parties. Management is currently in active discussions with Global regarding certain matters contained in the Global LOI, including an extension of the Termination Date.

Pursuant to the terms and conditions of the Global LOI, the Company advanced to Global $50,000 during the quarter ended September 30, 2015 (the “Global Advance”), which amount is currently due and payable by Global, on demand. In the event the Company and Global execute definitive merger documents, Global will issue to the Company that number of shares of Global’s common stock equal to 10% of the then outstanding shares of Global’s common stock, on a fully-diluted basis, as payment of the Global Advance.

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

Bridge Financing. In July 2014, the Company’s Board of Directors approved of a private offering of convertible promissory demand notes (the “Bridge Notes”) to certain accredited investors in the aggregate principal amount of up to $500,000. As additional consideration for the purchase of the Bridge Notes, the Board approved of the issuance of 200,000 shares of the Company’s Common Stock to participating investors for every $100,000 invested. During the year ended December 31, 2015 and 2014, the Company issued Bridge Notes in the aggregate principal amount of $121,500, and issued an aggregate total of 243,000 shares of its Common Stock. The Company also arranged for an extension of the maturity date of Bridge Notes from June 30, 2015 to December 31, 2015. As consideration for the extension of the maturity date of the Bridge Notes, the Company issued an aggregate total of 286,500 shares of Common Stock to the Bridge Note holders.

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

Passing of Dr. William H. Fleming. On March 21, 2015, Dr. William Fleming, the Company's Chief Scientific Officer and member of the Company's Board of Directors, unexpectedly passed away. The Board of Directors is currently searching for a successor to manage the Company as it executes its current business plan.

Our Results of Operations

 We recognized total revenues of $156 and $2,430 for the years ended December 31, 2015 and 2014, respectively. The decrease in revenue during the 2015 period, as compared to the same period in 2014, is due to a decrease in royalty revenue attributable to the Company’s PAD technology. Until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of additional financing, management does not anticipate generating any revenue.

 Total costs and operating expenses for the years ended December 31, 2015 and 2014 were $358,865 and $464,912, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Sales, general and administrative	$229,852	$95,951
Professional fees	$106,194	$291,583
Research and development	$13,154	$65,735
Other operating expense, net	$9,665	$11,643

 Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The increase in sales, general and administrative expenses in the year ended December 31, 2015 compared to the year ended December 31, 2014 is attributable to higher legal fees related to maintaining our intellectual property incurred during the 2015 period. Also included in sales, general and administrative expense for the year ended December 31, 2015 are non-cash expense of $122,000 related to stock issued as compensation to the Company’s board of directors, and $25,000 related to stock issued as compensation under certain consulting agreements.

Professional fees include the costs of legal, consulting and auditing services provided to us, each of which were lower in the 2015 period, as compared to the 2014 period.

 Research and development expense during 2015 primarily reflects technical consulting and expense incurred to support international studies conducted on the Company’s PadKit sampling technology during the 2014 period. The decrease in research and development fees in the 2015 period is directly attributable to lower costs associated with clinical trial expense in the 2015 period.

 Other operating expense for the years ended December 31, 2015 and 2014 was $9,665 and $11,643, respectively. The decrease in other operating expense is attributable to a lack of cost of goods sold, as the Company generated minimal revenue during the 2015 period.

 Other income and expense for the years ended December 31, 2015 and 2014 include expenses of $99,143 and of $364,504, respectively.  Highlights of the major components of other income and expense our results of operations are detailed and discussed below:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Gain (loss) on settlement of accounts payable	$57,066	$(62,150)
Amortization of debt discount to interest expense	$(35,075)	$(197,666)
Interest expense	$(123,899)	$(104,687)
Loss on impairment	$-	$(4,376)
Interest, dividend and rental income	$-	$4,376
Gain on securities	$-	$26,660
Other financing costs	$(7,163)	$(26,660)
Gain on acquisition of IP	$-	$-

 During the year ended December 31, 2015, the Company recorded gains of $57,066, as compared to losses of $62,150 during the year ended December 31, 2014, on the settlement of accounts payable related to settlement agreements reached with its vendors and compensation settlements reached with executive management.

 During the year ended December 31, 2015, interest expense increased to $123,899 from $104,687 during the 2014 period, primarily due to an increase in outstanding notes payable in the 2015 period.

 Net loss for the 2015 period was $431,780, compared to net loss of $826,985 reported for the 2014 period.  This decrease is due to lower expenses, including lower professional fees and research and development expense, as discussed above.

Liquidity and Capital Resources

 At December 31, 2015, the Company had cash and cash equivalents of $61,078, as compared to $218,546 at December 31, 2014.

 During the year ended December 31, 2015, we used $276,378 of cash for operating activities, as compared to $291,911 during the year ended December 31, 2014. The overall net decrease in cash of $157,468 for the year ended December 31, 2015, is attributable to net cash used for operating activities offset by cash received from financing activities.

 Cash provided by financing activities during the year ended December 31, 2015 was $121,500 as compared to $386,000 during the year ended December 31, 2014. The period over period decrease is primarily attributable to lower proceeds received from the issuance of the Bridge Notes in the 2015 period, as compared to the 2014 period.

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

Deferred Taxes

 We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2015 and 2014, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Audited balance sheets for the years ended December 31, 2015 and 2014 and audited statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

 Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the U.S. as of December 31, 2015. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2015, our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2010 Annual Report on Form 10-K.

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

 ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the Company’s executive officers and directors:

Directors and Executive Officers	Age	Position
Dr. Shalom Hirschman	79	Chief Executive Officer, Principal Accounting Officer and Chairman
Michael Abrams	46	Director

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

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes both Dr. Hirschman and Mr. Abrams failed to file required Section 16 reports during 2015.

Code of Ethics

 The Company has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Any person may also obtain a copy of the Company’s code of ethics without charge by sending a written request addressed to: QuantRx Biomedical Corporation, 10190 SW 90th Avenue, No. 4690, Tualatin, Oregon, 97123.

Audit Committee

 At December 31, 2015, the Company did not have an audit committee. Considering the current suspension of active development of our PAD based products, together with the costs associated with procuring and providing the infrastructure to support an independent audit committee and the Company’s limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are justified and manageable.  Management will, however, periodically reevaluate its position with a view to establishing an audit committee in the event it is deemed to be in the best interests of the Company’s stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

 The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of December 31, 2015 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Name And Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All other Compensation ($)		Total ($)
Dr. Shalom Hirschman	2015	-	-	30,000	(1)	20,000	(2)	50,000
Chief Executive Officer and Principal Accounting Officer	2014	-	-	-		-		-

(1)	Amount represents the grant date fair value of stock options to purchase 750,000 shares of Common Stock issued to Dr. Hirschman on February 3, 2015, computed in accordance with FASB guidance.
(2)	Amount represents the fair value of 1,000,000 shares of Common Stock issued to Dr. Hirschman as compensation during 2015.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Shalom Hirschman	750,000	-	-	0.04	2/3/2020
Chief Executive Officer and Principal Accounting Officer

Director Compensation

Name	Fees earned or Paid in Cash ($)	Option Awards ($)		Stock Awards ($)		Total ($)
Michael Abrams	$-	$40,000	(1)	$10,000	(2)	$50,000

(1)	Amount represents the grant date fair value of stock options to purchase 1,000,000 shares of Common Stock issued to Mr. Abrams on February 3, 2015, computed in accordance with FASB guidance.
(2)	Amount represents the fair value of 500,000 shares of Common Stock issued to Mr. Abrams as compensation during 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth certain information as of April 5, 2016, concerning the ownership of Common Stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current member of the Board of Directors of Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of April 5, 2016	Percentage of Class (2)

Officers and Directors
Shalom Hirschman (3)	2,800,000	2.85%
Chief Executive Officer
Michael Abrams (4)	2,014,768	3.97%
Director
Total Officers and Directors as a Group (2 persons)	4,814,768	6.73%

5% Beneficial Owners
Jason T. Adelman (5) c/o Cipher Capital Partners LLC 1251 Avenue of Americas, Suite 936 New York, NY 10020	4,657,156	6.67%

Matthew Balk (6) 50 North 5th Street, Apt. 5GE Brooklyn, NY 11249	5,328,169	7.64%

*	Less than 1%.
(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 10190 SW 90th Avenue, Tualatin, Oregon 97123.
(2)
The percentage of beneficial ownership of Common Stock is based on 69,772,918 shares of Common Stock outstanding as of April 5, 2016 and excludes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock or conversion of any Common Stock equivalents, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of April 5, 2016.

(3)	Includes 750,000 shares issuable upon exercise of stock options.
(4)	Includes 1,000,000 shares issuable upon exercise of stock options.
(5)
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

(6)
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

 Mr. Michael Abrams, a director of the Company, is an employee of Burnham Hill Advisors, LLC (“BHA”), and Mr. Jason Adelman, one of the Company’s majority shareholders, is the managing director of BHA.  On October 29, 2013, the Company and BHA entered into a Consulting Agreement for Services ("BHA Agreement"), pursuant to which the Company agreed to issue to BHA 100,000 shares of restricted stock monthly during the term of the agreement, as well as accrue $12,000 per month until such time as the Company's cash balance exceeded $1.5 million or the upon termination of the BHA Agreement, as consideration for certain advisory services rendered to the Company by BHA. On July 1, 2014, the BHA Agreement was modified to provide for a one-time payment of $15,000 in August 2014, and deferral of all other remaining fees owed until December 31, 2014, the termination date of the BHA Agreement, in consideration for the issuance of warrants previously held by the Company to purchase and aggregate total of 109,917 shares of common stock of FluoroPharma Medical, Inc.

During the first quarter of 2016, BHA agreed to exchange all amounts owed to BHA for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000. The BHA Note matures on December 31, 2016.

Director Independence

 The Company has determined that none of its directors were independent as of December 31, 2015, as determined under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

 The aggregate fees billed for professional services rendered by Fruci & Associates II, PLLC (fka MartinelliMick, PLLC) (“Fruci II”) for the audit of our annual financial statements and the reviews of financial statements for years 2015 and 2014 were $29,901 and $26,604, respectively.

Audit-Related Fees

 During the years ended December 31, 2015 and 2014, no assurance or related services were performed Fruci II that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

 During the year ended December 31, 2015 and 2014, no fees were billed by Fruci II for tax compliance, tax advice or tax planning services.

All Other Fees

 During the years ended December 31, 2015 and 2014, no fees were billed by Fruci II other than the fees set forth under the captions “Audit Fees” and “Tax Fees” above.

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

QuantRx Biomedical Corporation

Date: April 13 , 2016	By:	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 13, 2016	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer and Director

Date: April 13, 2016	By:	/s/ Michael Abrams
Michael Abrams, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Quant Rx Biomedical Corp.

We have audited the accompanying consolidated balance sheets of QuantRx Biomedical Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two period ended December 31, 2015 and 2014. QuantRx Biomedical Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two period ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC Spokane, WA

April 11, 2016

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$61,078	$218,546
Accounts receivable	-	352
Deposit on investment	50,000	-
Prepaid expenses	26,396	40,902
Total Current Assets	137,474	259,800

Investments	200,000	200,000
Property and equipment, net	1,098	2,191
Intangible assets, net	19,949	28,521
Total Assets	$358,521	$490,512

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$121,821	$179,306
Accounts payable, related party	283,000	283,000
Accrued expenses	34,366	42,770
Notes payable, net of discount	814,433	663,27
Notes payable, related party	495,340	493,151
Current portion of LT notes payable	2,336	2,229
Total Current Liabilities	1,751,296	1,663,683
Notes payable, long-term	39,430	41,771
Total Liabilities	1,790,726	1,705,454

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 69,772,918 and 63,341,163 shares issued and outstanding, respectively	697,729	633,412
Common Stock to be issued	-	63,000
Additional paid-in capital	48,677,924	48,428,724
Accumulated deficit	(50,974,627)	(50,506,847)
Total Stockholders’ Equity (Deficit)	(1,432,205)	(1,214,942)

Total Liabilities and Stockholders’ Equity (Deficit)	$358,521	$490,512

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Revenues:
Revenues	$156	$2,430
Total Revenues	156	2,430

Costs and Operating Expenses:
Cost of goods sold (excluding depreciation and amortization)	-	1,978
Sales, general and administrative	229,852	95,951
Professional fees	106,194	291,583
Research and development	13,154	65,735
Amortization	8,572	8,571
Depreciation	1,093	1,094
Total Costs and Operating Expenses	358,865	464,912

Loss from Operations	(358,709)	(462,482)

Other Income (Expense):
Interest and dividend income	-	4,376
Interest expense	(123,899)	(104,687)
Amortization of debt discount to interest expense	(35,075)	(197,666)
Loss on impairment of interest	-	(4,376)
Gain on issuance of equity securities		26,660
Other financing costs	(7,163)	(26,660)
Net loss on dispositions		-
Gain (loss) on settlement of accounts payable	57,066	(62,150)
Total Other Income (Expense), net	(109,071)	(364,503)

Income (Loss) Before Taxes	(467,780)	(826,985)

Provision for Income Taxes	-	-

Net Income (Loss)	$(467,780)	$(826,985)

Net Income (Loss) Available to Common Shareholders	$(467,780)	$(826,985)

Basic and Diluted Net Income (Loss) per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	66,834,677	58,805,401

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(467,780)	$(826,985)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,665	9,665
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	28,612	213,347
Non-cash gain on equity investment	-	(26,660
Non-cash fair value of Common Stock issued as compensation to management	30,000	-
Non-cash fair value of Common Stock issued as compensation to consultant	25,000	21,000
Non-cash fair value of Stock Options issued as compensation to management	92,000	-
Non-cash loss on equity issuance for other financing costs	7,163	-
Non-cash loss on issuance of common stock in exchange for interest on notes payable	35,700	-
Non-cash fair value of Common Stock issued in connection with notes payable	99,672	63,760
Net gain on settlement of accounts payable	-	62,150
(Increase) decrease in:
Accounts receivable	352	565
Interest receivable	-	(4,376)
Loss on impairment	-	4,376
Inventories	-	1,978
Prepaid expenses	14,506	(10,684)
Increase (decrease) in:
Accounts payable	(57,485)	176,894
Accrued expenses	(43,783)	23,059

Net Cash Used by Operating Activities	(226,378)	(291,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable, related party	-	120,000
Deposit on Investment	(50,000)	-
Net Cash Provided (Used) by Investing Activities	(50,000)	120,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on long term debt	(2,590)	-
Proceeds from issuance of convertible promissory notes	121,500	386,000

Net Cash Provided by Financing Activities	118,910	386,000

Net Increase (Decrease) in Cash and Cash Equivalents	(157,468)	214,089)
Net Cash of Deconsolidated Subsidiary
Cash and Cash Equivalents, Beginning of Period	218,546	4,457

Cash and Cash Equivalents, End of Period	$61,078	$218,546

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Common Stock issued from stock to be issued for settlements	$-	$-

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, DECEMBER 31, 2013	20,416,228	$204,162	52,728,644	$527,286	$48,138,544	$120,000	$(49,679,862)	$(689,870)

Issuance of common stock related to accounts payable			505,881	5,059	91,812	27,967		124,838
Fair value of common stock issued for services			1,800,000	18,000	54,000	72,000		-
Issuance of common stock as compensation			2,200,000	22,000	26,000	(48,000)		-
Issuance of common stock in exchange for interest payable			2,367,352	23,674	118,368	14,033		156,075
Issuance of common stock for services						21,000		21,000
Preferred stock conversion into common stock	(3,739,286)	(37,393)	3,739,286	37,393				-
Net loss for the year ended December 31, 2014							(826,985)	(826,985)

BALANCE, DECEMBER 31, 2014	16,676,942	$166,769	63,341,163	$633,412	$48,428,724	$63,000	$(50,506,847)	$(1,214,942)

Issuance of common stock related to notes payable			1,029,500	10,295	46,888	(42,000)		15,183
Issuance of common stock in exchange for interest payable			2,690,752	26,908	54,265	-		814,173
Issuance of common stock for services to consultant			1,211,503	27,115	41,048	(21,000)		32,163
Issuance of common stock for services to management			1,500,000		30,000			30,000
Issuance of stock options as compensation					92,000			92,000

Net loss for the year ended December 31, 2015							(467,780)	(431,780)

BALANCE, DECEMBER 31, 2015	16,676,942	$166,769	69,772,918	$697,729	$48,677,927	$-	$(50,974,627)	$(1,432,205)

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Overview

 We have developed and intend to commercialize our innovative PAD based products for the OTC markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are developing and intend to commercialize genomic diagnostics for the laboratory market, based on our patented PadKit(R) technology.  Our platforms include: inSync(R), Unique(TM), PadKit(R), and OEM branded OTC and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

 Our efforts to commercialize our products remain contingent on the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, we have had nominal operations, focused principally on the limited online sale of our Unique(R) Miniform PAD product, maintaining and expanding our intellectual property and maintaining compliance with the public company reporting requirements. We have continued to issue promissory notes to continue as a going concern. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

 On June 20, 2012, the Company formed a wholly-owned subsidiary, QX Labs, Inc. (“QX”), and proceeded to transfer to QX all intellectual property and assets related to the Company’s diagnostic testing business ("Diagnostics Business"). The Diagnostic Business is based principally on the Company’s proprietary PadKit(R) technology, which the Company believes provides a patented platform technology for genomic diagnostics, including fetal genomics. Following the transfer of the Diagnostics Business to QX, the Company’s remaining business line consists of its over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique(R) Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes the creation of QX permits the Company to more efficiently explore different options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

 The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) leverage its broad-based intellectual property (“IP”) and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize its OTC Business and its Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of the Company’s investments in non-core assets.  As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on limited online sale of our Unique(R) Miniform PAD product, and obtaining financing necessary to maintain the Company as a going concern.

Recent Developments

Global Cancer Diagnostic, Inc. Letter of Intent. On September 3, 2015, the Company entered into a non-binding letter of intent (the “Global LOI”) with Global Cancer Diagnostics, Inc., a privately held laboratory in Tempe, Arizona (“Global”), for a proposed business combination of the two entities. If executed, the Company will acquire 100% of the outstanding capital stock of Global in exchange for restricted shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), and will continue as the surviving entity, with Global becoming a wholly owned subsidiary of the Company. The Global LOI had an original termination date of October 31, 2015 (the “Termination Date”), but may be terminated or extended anytime by the mutual written consent of the parties. Management is currently in active discussions with Global regarding certain matters contained in the Global LOI, including an extension of the Termination Date.

Pursuant to the terms and conditions of the Global LOI, the Company advanced to Global $50,000 during the quarter ended September 30, 2015 (the “Global Advance”), which amount is currently due and payable by Global, on demand. In the event the Company and Global execute definitive merger documents, Global will issue to the Company that number of shares of Global’s common stock equal to 10% of the then outstanding shares of Global’s common stock, on a fully-diluted basis, as payment of the Global Advance.

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

Bridge Financing. In July 2014, the Company’s Board of Directors approved of a private offering of convertible promissory demand notes (the “Bridge Notes”) to certain accredited investors in the aggregate principal amount of up to $500,000. As additional consideration for the purchase of the Bridge Notes, the Board approved of the issuance of 200,000 shares of the Company’s Common Stock to participating investors for every $100,000 invested. During the year ended December 31, 2015 and 2014, the Company issued Bridge Notes in the aggregate principal amount of $121,500, and issued an aggregate total of 243,000 shares of its Common Stock. The Company also arranged for an extension of the maturity date of Bridge Notes from June 30, 2015 to December 31, 2015. As consideration for the extension of the maturity date of the Bridge Notes, the Company issued an aggregate total of 286,500 shares of Common Stock to the Bridge Note holders.

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

Passing of Dr. William H. Fleming. On March 21, 2015, Dr. William Fleming, the Company's Chief Scientific Officer and member of the Company's Board of Directors, unexpectedly passed away. The Board of Directors is currently searching for a successor to manage the Company as it executes its current business plan.

2.	MANAGEMENT STATEMENT REGARDING GOING CONCERN

 The Company currently is not generating revenue from operations, and does not anticipate generating meaningful revenue from operations or otherwise in the short-term.  The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes.  In the past, the Company also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments.

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

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the years ended December 31, 2015 and 2014 of $122,000 and $0, respectively.

 The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete.  Accordingly, compensation cost has been recognized for the issuance of common stock to non-employee consultants for the years ended December 31, 2015 and 2014 of $25,000 and $21,000, respectively.

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

 During 2015, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using an average risk free interest rate of 0.52%, expected volatility of 417%, and a dividend yield of zero.  During 2014, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using a risk free interest rate of 2.73%, expected volatility of 242%, and a dividend yield of zero.

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

Accounts, Notes and Interest Receivable and Allowance for Bad Debts

 The Company carries its receivables at net realizable value. Interest on notes receivable is accrued based upon the terms of the note agreement. The Company provides reserves against receivables and related accrued interest for estimated losses that may result from a debtor’s inability to pay. The amount is determined by analyzing known uncollectible accounts, economic conditions, historical losses and customer credit-worthiness. Additionally, all accounts with aged balances greater than one year are fully reserved. Amounts later determined and specifically identified to be uncollectible are charged or written off against the reserve.  At December 31, 2015, the Company has determined that its Accounts Receivable outstanding is deemed to be collectible, and accordingly has not recorded a reserve for the year ended December 31, 2015.

Cash and Cash Equivalents

 The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2015 and 2014.

Concentration of Risks

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2015 and 2014, our cash was not in excess of these limits.

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

 As of December 31, 2015, the Company had outstanding options exercisable for 2,452,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock. The above options and preferred shares were deemed to be antidilutive for the year ended December 31, 2015.

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

		At December 31, 2015 Fair Measurements Using
Description	Year Ended 12/31/2014	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Investment from GUSA	$200,000	-	200,000	-

Recognized in earnings				$-

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

Impairments

 We assess the impairment of long-lived assets, including our other intangible assets, at least annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold investments in companies having operations or technologies in areas, which are within, or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

 Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2015 or 2014, and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2015 or 2014. See Note 11, Income Taxes, below.

Intangible Assets

 The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the years ended December 31, 2015 and 2014, totaled $8,572 and $8,571. The remaining unamortized costs will be amortized through 2024.  The Company estimates its amortization expense for 2016 will be $6,071.

Inventories

 Inventories, consisting solely of products available for sale, are accounted for using the first-in, first-out (FIFO) method, and are valued at the lower of cost of market value.  This valuation requires us to make judgments, based on current market conditions, about the likely method of dispositions and expected recoverable value inventories.

Property and Equipment

 Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2015 and 2014 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $1,093 and $1,094 for the years ended December 31, 2015 and 2014. Expenditures for repairs and maintenance are expensed as incurred. See Note 5 below.

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

 Development Agreements and Royalties

 In 2007, the Company entered into a development agreement for an at-home diagnostic test with Church & Dwight Co., Inc.  (“C&D”). The C&D agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, the Company entered into a Technology License Agreement with C&D.  Under the terms of the agreement, C&D acquired exclusive worldwide rights to use certain Company technology related to the jointly developed test. Under the ten-year agreement, the Company received royalties on net sales of the product of $156 and $1,027 in 2015 and 2014, respectively.

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

4.	OTHER BALANCE SHEET INFORMATION

 Components of selected captions in the accompanying balance sheets as of December 31, 2015 and 2014 consist of:

	2015	2014
Prepaid expenses:
Prepaid insurance	26,396	24,866
Other	-	16,036
Prepaid expenses	$26,396	$40,902

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(32,408)	(31,315)
Property and equipment, net	$1,098	$2,191

Accrued expenses:
Other accrued expenses	34,366	42,770
Accrued expenses	$34,366	$42,770

5.	NOTES RECEIVABLE

Genomics USA, Inc.

 In January 2007, the Company advanced $200,000 to GUSA through an 8% promissory note due April 8, 2007 (the “GUSA Note”). On September 24, 2012, the Company sent a final notice to GUSA, demanding immediate payment in full of all amounts due under the terms of the GUSA Note.  On April 8, 2013, the Company filed a Motion for Summary Judgment in Lieu of Complaint (the “Complaint”) against GUSA to recover all amounts due the Company under the terms of GUSA Note.  On May 24, 2013, the Company and GUSA settled the Company’s complaint.  The settlement agreement entered into by the parties provides for the payment to the Company of $200,000, of which $20,000 was paid on June 7, 2013, and $10,000 per month shall be paid on the 7th day of each consecutive month thereafter for a total of 18 months (collectively, the “Settlement Payments”). As of December 31, 2015, the Company had received full payment under the GUSA Note.

6.	INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of Genomics USA, Inc. (“GUSA”) for $200,000. After the investment, QuantRx owned approximately 5% of the total issued and outstanding common stock of GUSA. As of the end of December 31, 2015, the Company’s position had been diluted to approximately 2% of the issued and outstanding common stock of GUSA.  The investment is recorded at historical cost and is assessed at least annually for impairment.  Genomics USA, Inc. now does business as GMS Biotech.

7.	INTANGIBLE ASSETS

 Intangible assets as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,044
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(84,295)	(75,684)
Intangibles, net	$19,949	$28,521

Patent under Licensing

 The Company licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings from The Procter & Gamble Company. The five-year license agreement was entered into July 2006 and has a five-year automatic renewal option.  Although the Company renewed the agreement in 2011, payments have been suspended due to the Company’s current financial condition.  The Company has subsequently filed for a patent to address the technology used in its treated miniforms, which was issued during 2015.

8.	CONVERTIBLE NOTES PAYABLE

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

At December 31, 2015 and 2014, the Company’s Convertible Notes Payable are as follows:

	December 31,
	2015	2014
Notes Payable	814,433	663,227
Notes Payable, related party	495,340	493,151
Total notes payable, net of discount	1,309,773	1,156,378

10.	LONG-TERM NOTES PAYABLE

 The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2015, at a 5% annual rate.  The Company recorded interest expense on this loan of $2,137 for the year ended December 31, 2015.

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

 At December 31, 2015 and 2014, the Company had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $10,700,000 and $10,500,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $10,700,000 and $10,500,000 has been established at December 31, 2015 and 2014, respectively.

 Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2015, the Company had taken no tax positions that would require disclosure under ASC 740.

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

 There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

	2015	2014
Gross deferred tax assets:
Net operating loss carryforwards	$9,700,000	$9,550,000
Difference between book and tax basis of former subsidiary stock held
Stock based expenses	250,000	200,000
Tax credit carryforwards	200,000	200,000
All others	550,000	550,000
	10,700,000	10,500,000

Deferred tax asset valuation allowance	(10,700,000)	(10,500,000)
Net deferred tax asset (liability)	$-	-

 At December 31, 2015, the Company has net operating loss carryforwards of approximately $9,700,000, which expire in the years 2015 through 2033. The net change in the allowance account was an increase of approximately $150,000 for the year ended December 31, 2015 and approximately $300,000 for the year ended December 31, 2014.

12.	CAPITAL STOCK

Preferred Stock

 The Company has authorized 20,500,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000   (“Series B Preferred”).  The remaining authorized preferred shares have not been designated by the Company as of December 31, 2015.

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

 As of December 31, 2015 and 2014, the Company had 16,676,942 shares of Series B Preferred Stock issued and outstanding with a liquidation preference of $166,769, and convertible into 16,676,942 shares of Common Stock.

Common Stock

 The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 69,772,918 and 63,341,163 shares of its Common Stock at December 31, 2015 and 2014.

On January 2, 2015, the Company issued 73,000 shares of Common Stock to the purchaser of a $36,500 note. Additionally, we issued 500,000 shares of Common Stock to certain investors who purchased Bridge Notes during the year ended December 31, 2014, which were previously classified as shares to-be-issued.

In February 2015, the Company agreed to issue Common Stock to two consultants for services rendered under the terms of their respective agreements, although neither consultant had fully completed the obligations of their agreements. An aggregate of 925,003 common shares were issued during the three months ended March 31, 2015.

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

In May 2013, the executive management received an aggregate of 1.0 million shares of Common Stock as compensation for the completion of certain objectives. On February 20, 2015, the Board of Directors agreed to cancel these shares, as the Company had failed to meet the specified objectives.  As of September 30, 2015, these shares were still outstanding.

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

In September 2015, the Company authorized an aggregate total of 1.5 million shares of Common Stock to its officers and directors as consideration for services rendered to the Company, subject to certain vesting schedules. These shares were issued subsequent to September 30, 2015, and all shares were fully vested as of December 31, 2015. Since the shares fully vested during the year ended December 31, 2015, the Company elected to expense the full amount during the 2015 period, rather than amortizing the amount over multiple periods.

13.	STOCK PURCHASE WARRANTS

Common Stock Warrants

 The following is a summary of all Common Stock warrant activity during the years ended December 31, 2015 and 2014:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2013	1,556,000	$0.31 - $1.25	$0.61
Warrants granted	-
Warrants expired	(1,556,000)	$0.31 - $1.25	$0.61
Warrants exercised	-
Warrants issued and exercisable at December 31, 2014	-
Warrants granted	-
Warrants expired	-
Warrants exercised	-
Warrants issued and exercisable at December 31, 2015	-	-	$-

 During the years ended December 31, 2015 and 2014, there were no warrants issued by the Company.  As of December 31, 2015, the Company had no warrants issued and outstanding.

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

During the years ended December 31, 2014, no stock options were granted by the Company. During the year ended December 31, 2015, the Company issued options to purchase 2,300,000 shares of common stock to its management team. Each option has an expiration date of February 3, 2020, and are exercisable for $0.04 per share.

 The following is a summary of all Common Stock option activity during the year ended December 31, 2015 and 2014:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	304,500	$0.91
Options granted	-	$-
Options forfeited	(152,500)	$(0.47)
Options exercised	-	-
Outstanding at December 31, 2014
Options granted	152,000	$1.34
Options forfeited	2,300,000	$0.04
Options exercised	-	$-
Outstanding at December 31, 2015	2,452,000	$0.12

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2014	52,000	$0.85
Exercisable at December 31, 2015	2,352,000	$0.06

 The following represents additional information related to Common Stock options outstanding and exercisable at December 31, 2015:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.04	2,300,000	4.10	$0.04	2,300,000	$$0.04
$0.80	1,000	2.16	$0.80	1,000	$$0.80
$0.85	51,000	1.77	$0.85	51,000	$0.85
$1.60	100,000	0.26	$$1.60	-	$-
	2,452,000	3.89	$$0.12	2,352,000	$$0.06

 The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 3.89 years.

 A summary of the status of the Company’s nonvested stock options as of December 31, 2015 and changes during the year ended December 31, 2015 is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	162,500	$162,500
Options granted	-	-
Options vested	-	$-
Options forfeited	(62,500)	(62,500)
Nonvested at December 31, 2014	100,000	$100.000
Options granted	-	-
Options vested	-	-
Options forfeited	-	-
Nonvested at December 31, 2015	100,000	100,000

15.	COMMITMENTS AND CONTINGENCIES

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

16.	SUBSEQUENT EVENTS

During the first quarter of 2016, BHA agreed to exchange all amounts owed to BHA under the October 2013 for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000. The BHA Note matures on December 31, 2016.

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that, except as disclosed in this note, no subsequent events occurred that are reasonably likely to impact these financial statements.