Form 10-Q
period 2016-03-31
QUANTRX BIOMEDICAL CORP
filed 2016-05-20
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer’s common stock as of May 15, 2016 was 69,772,918.

-i-

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING.  VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015.  WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

-ii-

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,715	$61,078
Deposit on investment	50,000	50,000
Prepaid expenses	17,597	26,396
Total Current Assets	103,312	137,474

Investments	200,000	200,000
Property and equipment, net	825	1,098
Intangible assets, net	17,806	19,949
Total Assets	$321,943	$358,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$122,830	$121,821
Accounts payable, related party	-	283,000
Accrued expenses	24,764	34,366
Notes payable, net of discount	844,174	814,433
Notes payable, related party	794,411	495,340
Current portion of LT notes payable	2,370	2,336
Total Current Liabilities	1,788,549	1,751,296
Notes payable, long-term	38,819	39,430
Total Liabilities	1,827,368	1,790,726

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 69,772,918 shares issued and outstanding	697,729	697,729
Additional paid-in capital	48,677,924	48,677,924
Accumulated deficit	(51,047,847)	(50,974,627)
Total Stockholders’ Equity (Deficit)	(1,505,425)	(1,432,205)

Total Liabilities and Stockholders’ Equity (Deficit)	$321,943	$358,521

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Revenue	$-	$156
Total Revenue	-	156

Costs and Operating Expenses:
Sales, general and administrative	18,236	95,216
Professional fees	5,993	62,584
Research and development	-	13,154
Amortization	2,143	2,143
Depreciation	273	273
Total Costs and Operating Expenses	26,645	173,370

Loss from Operations	(26,645)	(173,214)

Other Income (Expense):
Interest expense	(46,575)	(38,660)
Gain on settlement of debt	-	12,336
Amortization of debt discount to interest expense	-	(13,432)
Total Other Income (Expense), net	(46,575)	(39,756)

Income (Loss) Before Taxes	(73,220)	(212,970)

Provision for Income Taxes	-	-

Net Income (Loss)	$(73,220)	$(212,970)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	69,772,918	64,394,509

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(73,220)	$(212,970)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,416	2,416
Interest expense related to amortization of beneficial conversion features	-	7,603
Interest expense related to amortization of debt discount	-	12,111
Gain on settlement of debt	-	(12,336)
Stock compensation	-	56,000
Fair value of common stock issued & to be issued with notes and services	-	24,786
(Increase) Decrease in:
Accounts receivable	-	196
Prepaid expenses	8,799	21,964
Increase (decrease) in:
Accounts payable	1,009	11,993
Accrued interest and expenses	35,633	23,119

Net Cash Used by Operating Activities	(25,363)	(65,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	-	(549)
Cash provided by Notes Payable	-	36,500

Net Cash Provided by Financing Activities	-	35,951

Net Increase (Decrease) in Cash and Cash Equivalents	(25,363)	(29,167)
Cash and Cash Equivalents, Beginning of Period	61,078	218,546

Cash and Cash Equivalents, End of Period	$35,715	$189,379

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$518	$-
Income tax paid	$-	$-

NON CASH INVESTING & FINANCING ACTIVITIES:
Shares issued for notes payable	$-	$44,944

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

Our efforts to commercialize our products remain contingent on the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, we have had nominal operations, focused principally on maintaining and expanding our intellectual property portfolio, and maintaining compliance with the public company reporting requirements. We have continued to issue promissory notes to continue as a going concern. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-K required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2016.  The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

Recent Developments

BHA Note. On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange all amounts owed pursuant to the Advisory Agreement by and between the Company and BHA, dated October 2013 (the “BHA Agreement”), for a promissory note, on terms substantially similar to the Bridge Notes (as defined in Note 6, “Convertible Notes Payable” below), in the principal amount of $283,000 (the “BHA Note”). The BHA Note matures on December 31, 2016.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the three months ended March 31, 2016, the Company had no stock compensation expense.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During 2015, the Company used an average risk free interest rate of 0.52%, a dividend yield of zero, and an average expected volatility of 417%. The Company did not issue any equity securities during the three months ended March 31, 2016.

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

The Company had outstanding options exercisable for 2,452,500 shares of its Common Stock as of March 31, 2016 and 2015, and preferred shares convertible into 16,676,942 shares of its Common Stock at each of March 31, 2016 and 2015. These options and preferred shares were deemed to be antidilutive for the three months ended March 31, 2016 and 2015.

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

4.           INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of Genomics USA, Inc. (“GUSA”) for $200,000. After the investment, QuantRx owned approximately 5% of the total issued and outstanding common stock of GUSA. As of the end of March 31, 2016, the Company’s position had been diluted to approximately 2% of the issued and outstanding common stock of GUSA.  The investment is recorded at historical cost and is assessed at least annually for impairment.  Genomics USA, Inc. now does business as GMS Biotech.

5.           INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2016	December 31, 2015
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,044
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(86,438)	(84,295)
Intangibles, net	$17,806	$19,949

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

Amortization expense for the three months ended March 31, 2016 and 2015 totaled $2,143 and $2,143, respectively.

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

6.           CONVERTIBLE NOTES PAYABLE

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

Each Bridge Note accrues interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock. The Bridge Notes matured on December 31, 2015, and are currently due and payable on demand. Each Bridge Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the Bridge Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of all Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

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

BHA Note. On March 31, 2016, BHA agreed to exchange all amounts owed to BHA under the BHA Agreement for a promissory note, on terms substantially similar to the Bridge Notes, in the principal amount of $283,000. The BHA Note matures on December 31, 2016.

 At March 31, 2016 and December 31, 2015, the Company’s Convertible Notes Payable are as follows:

	March 31, 2016	December 31, 2015
Notes Payable	$844,174	$814,433
Notes Payable, related party	794,411	495,340
Total notes payable, net of discount	$1,638,585	$1,309,773

7.           LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulated monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $518 and $545 for the three months ended March 31, 2016 and 2015, respectively. The loan balance as of March 31, 2016 and 2015 was $41,190 (current portion of $2,370) and $43,451 (current portion of $2,255), respectively.

8.           OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	March 16, 2016 (unaudited)	December 31, 2015
Prepaid insurance	$17,597	$26,396
Other	-	-
Prepaid expenses	$17,597	$26,396

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(32,681)	(32,408)
Property and equipment, net	$825	$1,098

Accrued expenses:
Other Accrued expenses	$24,764	$34,366
Accrued expenses	$24,764	$34,366

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at March 31, 2016 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. Depreciation expense for each of the three months ended March 31, 2016 and 2015 was $273.

Expenditures for repairs and maintenance are expensed as incurred.

9.           PREFERRED STOCK

The Company has authorized 20,500,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of March 31, 2016.

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

As of March 31, 2016 and December 31, 2015, the Company had 16,676,942 shares of Series B Preferred Stock issued and outstanding with a liquidation preference of $166,769, respectively, and convertible into 16,676,942 shares of Common Stock.

10.           COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock, of which 69,772,918 shares were issued and outstanding at each of March 31, 2016 and December 31, 2015.

On January 2, 2015, the Company issued 73,000 shares of Common Stock to the purchaser of a Bridge Note in the principal amount of $36,500. Additionally, we issued 500,000 shares of Common Stock to certain investors who purchased Bridge Notes during the year ended December 31, 2014, which were previously classified as shares to-be-issued.

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

In May 2013, the executive management received an aggregate of 1.0 million shares of Common Stock as compensation for the completion of certain objectives. On February 20, 2015, the Board of Directors agreed to cancel these shares, as the Company had failed to meet the specified objectives.  As of March 31, 2016, these shares were still outstanding.

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

In September 2015, the Company authorized an aggregate total of 1.5 million shares of Common Stock to its officers and directors as consideration for services rendered to the Company, subject to certain vesting schedules. These shares were issued during the quarter ended December 31, 2015, and all shares were fully vested as of December 31, 2015. Since the shares fully vested during the year ended December 31, 2015, the Company elected to expense the full amount during the 2015 period, rather than amortizing the amount over multiple periods.

During the three months ended March 31, 2016 and 2015, there were no warrants issued by the Company.  As of March 31, 2016, the Company had no warrants issued and outstanding.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During the three months ended March 31, 2015, the Company recorded stock compensation expense related to options issued for director fees in the amount of $56,000. The Company did not issue any options during the three months ended March 31, 2016.

11.  COMMITMENTS AND CONTINGENCIES

Professional Services Agreement. On October 29, 2013, we entered into the BHA Agreement.  Pursuant to this agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013. The initial term of the agreement expired on December 31, 2014. BHA agreed to defer the cash fees due under this agreement until June 30, 2014. On July 1, 2014, the Company and BHA modified the terms of this agreement to provide for a one-time $15,000 payment in August 2014, and deferral of all other remaining cash fees until December 31, 2014 in consideration for the issuance of the 109,917 FPMI Warrants. On March 31, 2016, BHA agreed to exchange all amounts owed to BHA under the BHA Agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000. The BHA Note matures on December 31, 2016.

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

12.  SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that no subsequent events occurred that are reasonably likely to impact these financial statements

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 13, 2016.

Recent Developments

BHA Note. On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange all amounts owed pursuant to the Advisory Agreement by and between the Company and BHA, dated October 2013 (the “BHA Agreement”), for a promissory note, on terms substantially similar to the Bridge Notes, in the principal amount of $283,000 (the “BHA Note”). The BHA Note matures on December 31, 2016.

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

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

The Company did not have any revenue revenue during the three months ended March 31, 2016, compared to $156 in total revenue during the three months ended March 31, 2015.  The absence of revenue during the 2016 period, as compared to the same period in 2015, is due to no royalty revenue attributable to the Company’s PAD technology received during the 2016 period. Until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of additional financing, management does not anticipate that revenue will materially increase above amounts received in the current fiscal quarter.

Sales, general and administrative expense for the three months ended March 31, 2016 and 2015 was $18,236 and $95,216 respectively.  The decrease in sales, general and administrative expense is principally attributable to non-cash stock compensation expense of $86,000 in the 2015 period, and lower costs for maintaining our intellectual property portfolio in the 2016 period, as compared to the 2015 period.

Professional fees for the three months ended March 31, 2016 and 2015 were $5,933 and $62,584, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees in the 2016 period is directly related to lower overall costs for professional services including lower non-cash expenses for stock based compensation paid to a consultant, lower general management fees and, lower costs of legal, accounting, consulting, and financial services during the three months ended March 31, 2016, as compared to the same periods in 2015.

The Company did not incur any research and development costs during the three months ended March 31, 2016, as compared to research and development costs of $13,154 for the three months ended March 31, 2015. The Company did not engage in any research and development efforts in the 2016 period, nor does the Company expect to engage in any research and development activity and until it develops a plan to commercialize its products.

Interest expense for the three months ended March 31, 2016 and 2015, was $46,575 and $38,660, respectively.  The increase in interest expense in the 2016 period compared to the 2015 period, is related to a higher balance of outstanding notes payable and higher interest rate calculated using the default interest rate during the 2016 period.

During the three months ended March 31, 2015, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $13,432.

During the three months ended March 31, 2015, the Company recorded a gain from settlement of interest payable of $12,336 related to the conversion of interest on notes payable to Common Stock.

The Company’s net loss for the three months ended March 31, 2016 was $73,220, compared to net loss for the three months ended March 31, 2015 of $212,970. The decrease in net losses in the three month period ending March 31, 2016 compared to the comparable periods in 2015 is due to lower expenses, including lower professional fees and sales, general and administrative expense, as discussed above.

Liquidity and Capital Resources

At March 31, 2016, the Company had cash and cash equivalents of $35,715, as compared to $61,078 at December 31, 2015.

During the three months ended March 31, 2016, the Company had no cash flows provided by financing activities, as compared to $35,951 provided during the three months ended March 31, 2015. The overall net decrease in cash of $25,363 for the three months ended March 31, 2016, is primarily attributable the lack of financing activities during the quarter.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Date: May 20, 2016	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer