Form 10-Q
period 2016-06-30
QUANTRX BIOMEDICAL CORP
filed 2016-08-17
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the issuer’s common stock as of August 15, 2016 was 78,696,461.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,557	$61,078
Deposit on investment	50,000	50,000
Prepaid expenses	8,799	26,396
Total Current Assets	62,356	137,474

Investments	200,000	200,000
Property and equipment, net	551	1,098
Intangible assets, net	15,661	19,949
Total Assets	$278,568	$358,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$142,957	$121,821
Accounts payable, related party	-	283,000
Accrued expenses	15,174	34,366
Notes payable, net of discount	872,544	814,433
Notes payable, related party	820,853	495,340
Current portion of LT notes payable	2,390	2,336
Total Current Liabilities	1,853,918	1,751,296
Notes payable, long-term	38,414	39,430
Total Liabilities	1,892,332	1,790,726

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 69,772,918 and 69,772,918 shares issued and outstanding, respectively	697,729	697,729
Additional paid-in capital	48,677,924	48,677,924
Accumulated deficit	(51,156,186)	(50,974,627)
Total Stockholders’ Equity (Deficit)	(1,613,764)	(1,432,205)

Total Liabilities and Stockholders’ Equity (Deficit)	$278,568	$358,521

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Revenue	$-	$-	$-	$156
Total Revenue	-	-	-	156

Operating Expenses:
Sales, general and administrative	21,494	22,107	39,730	117,323
Professional fees	29,562	14,238	35,555	76,821
Research and development	-	-	-	13,154
Amortization	2,145	2,142	4,288	4,285
Depreciation	275	274	548	547
Total Costs and Operating Expenses	53,476	38,761	80,121	212,130

Loss from Operations	(53,476)	(38,761)	(80,121)	(211,974)

Other Income (Expense):
Interest expense	(55,403)	(30,304)	(101,978)	(68,964)
Other financing costs	-	(7,162)	-	(7,162)
Amortization of debt discount to interest expense	-	(1,382)	-	(14,814)
Gain/(loss) on settlement of interest for common stock	-	23,364	-	35,700
Gain/(loss) on disposition	540	-	540	-
Total Other Income (Expense), net	(54,863)	(15,484)	(101,438)	(55,240)

Loss Before Taxes	(108,339)	(54,245)	(181,559)	(267,214)

Provision for Income Taxes	-	-	-	-

Net Loss	$(108,339)	$(54,245)	$(181,559)	$(276,254)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	69,772,918	65,654,227	69,772,918	65,037,218

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181,559)	$(267,214)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,835	4,832
Interest expense related to amortization of beneficial conversion features	-	6,156
Interest expense related to amortization of debt discount	-	12,111
Loss on equity issuance for other financing costs	-	7,163
Stock compensation	-	56,000
Fair value of common stock issued & to be issued with notes and for services	-	37,777
(Gain)/loss on issuance of common stock for settlement of interest payable	-	(35,700)
(Increase) Decrease in:
Accounts receivable	-	352
Prepaid expenses	17,597	29,923
Increase (decrease) in:
Accounts payable	21,136	5,512
Accrued interest and expenses	81,432	52,490

Net Cash Used by Operating Activities	(56,559)	(90,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(962)	(549)
Cash provided by Notes Payable	-	86,500

Net Cash Provided (used) by financing activities	(962)	85,951

Net Increase (Decrease) in Cash and Cash Equivalents	(57,521)	(4,647)

Cash and Cash Equivalents, Beginning of Period	61,078	218,546

Cash and Cash Equivalents, End of Period	$3,557	$213,899

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. Our principal business office is located at 10190 SW 90th Avenue, Tualatin, Oregon 97123. When used in this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Biomedical Corporation, a Nevada corporation.

We have developed and intend to commercialize our innovative PAD based products for the over-the-counter markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are developing and intend to commercialize genomic diagnostics for the laboratory market, based on our patented PadKit® technology.  Our platforms include: inSync®, Unique™, PadKit®, and OEM branded over-the-counter and laboratory testing products based on our core intellectual property related to our PAD technology.

The continuation of our operations remain contingent on the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture, or other relationship intended to increase shareholder value.  In the interim, we have nominal operations, focused principally on maintaining and expanding our intellectual property portfolio and maintaining compliance with the public company reporting requirements. We have continued to issue promissory notes to continue as a going concern. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2016.  The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Subsequent to June 30, 2016, in accordance with the terms and conditions of the executed Global LOI, the Company deemed the Global LOI terminated. Pursuant to the termination under the agreement, Global is obligated to issue to the Company that number of shares of Global’s common stock equal to 10% of the then outstanding shares of Global’s common stock, on a fully-diluted basis, as payment of the Global Advance. In addition to the share issuance, the Company is evaluating certain additional remedies related to the Global LOI and the $50,000 advance.

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the six months ended June 30, 2016, the Company had no stock compensation expense.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the year ended December 31, 2015, the Company used an average risk free interest rate of 0.52%, a dividend yield of zero, and an average expected volatility of 417%. The Company did not issue any equity securities during the six months ended June 30, 2016.

Risk-Free Interest Rate. The interest rate used is based on the yield of a U.S. Treasury security as of the beginning of the year.

Expected Volatility. The Company calculates the expected volatility based on historical volatility of monthly stock prices over a three-year period.

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

As of June 30, 2016, the Company had outstanding options exercisable for 2,452,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock, which options and preferred shares were deemed to be antidilutive for the six months ended June 30, 2016.

As of June 30, 2015, the Company had outstanding options exercisable for 2,452,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock. The above options, and preferred shares were deemed to be antidilutive for the six months ended June 30, 2015.

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

4.           INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of Genomics USA, Inc. (“GUSA”) for $200,000. After the investment, QuantRx owned approximately 5% of the total issued and outstanding common stock of GUSA. As of the end of June 30, 2016, the Company’s position had been diluted to approximately 5% of the issued and outstanding common stock of GUSA.  The investment is recorded at historical cost and is assessed at least annually for impairment.  Genomics USA, Inc. now does business as GMS Biotech.

5.           INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates consisted of the following:

	June 30, 2016 (unaudited)	December 31, 2015
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,044
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(88,583)	(84,295)
Intangibles, net	$15,661	$19,949

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

Amortization expense for the six months ended June 30, 2016 and 2015 totaled $4,288 and $4,285, respectively.

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

 At June 30, 2016 and December 31, 2015, the Company’s Convertible Notes Payable are as follows:

	June 30, 2016 (unaudited)	December 31, 2015
Notes Payable	$872,544	$814,433
Notes Payable, related party	820,853	495,340
Total notes payable, net of discount	$1,693,397	$1,309,773

7.           LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulated monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $729 and $533 for the three months ended June 30, 2016 and 2015, respectively. The Company recorded interest expense on this loan of $1,823 and $1,094 for the six months ended June 30, 2016 and 2015, respectively. The loan balance as of June 30, 2016 and 2015 was $40,804 (current portion of $2,390) and $43,451 (current portion of $2,647), respectively.

8.           OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	June 30, 2016 (unaudited)	December 31, 2015
Prepaid insurance	$8,799	$26,396
Prepaid expenses	$8,799	$26,396

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(32,955)	(32,408)
Property and equipment, net	$551	$1,098

Accrued expenses:
Other Accrued expenses	$15,174	34,366
Accrued expenses	$15,174	34,366

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at June 30, 2016 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. Depreciation expense for the three and six months ended June 30, 2016 was $274 and $548, while depreciation expense for the three and six months ended June 30, 2015 was $274 and $547, respectively.

Expenditures for repairs and maintenance are expensed as incurred.

9.           PREFERRED STOCK

The Company has authorized 20,500,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of June 30, 2016.

On November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificates of Designations of the Series A Preferred Stock (“Series A Preferred”) with the Nevada Secretary of State, as there were no shares of Series A Preferred issued and outstanding after the exchange transaction discussed below.

Series B Convertible Preferred Stock

The Series B Preferred ranks prior to the Common Stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series B Preferred (“Junior Stock”).  Holders of the Series B Preferred are entitled to receive cash dividends, when, as and if declared by the Board of Directors, and they shall be entitled to receive an amount equal to the cash dividend declared on one share of Common Stock multiplied by the number of shares of Common Stock equal to the outstanding shares of Series B Preferred, on an as converted basis. The holders of Series B Preferred have voting rights to vote as a class on matters a) amending, altering or repealing the provisions of the Series B Preferred so as to adversely affect any right, preference, privilege or voting power of the Series B Preferred; or b) to affect any distribution with respect to Junior Stock.  At any time, the holders of Series B Preferred may, subject to limitations, elect to convert all or any portion of their Series B Preferred into fully paid non-assessable shares of Common Stock at a 1:1 conversion rate.

As of June 30, 2016 and December 31, 2015, the Company had 16,676,942 shares of Series B Preferred Stock issued and outstanding with a liquidation preference of $166,769, respectively, and convertible into 16,676,942 shares of Common Stock.

10.           COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock, of which 69,772,918 were issued and outstanding at each of June 30, 2016 and December 31, 2015.

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

In May 2013, the executive management received an aggregate of 1.0 million shares of Common Stock as compensation for the completion of certain objectives. On February 20, 2015, the Board of Directors agreed to cancel these shares, as the Company had failed to meet the specified objectives.  As of June 30, 2016, these shares were still outstanding.

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

During the three months ended June 30, 2016 and 2015, there were no warrants issued by the Company.  As of June 30, 2016, the Company had no warrants issued and outstanding.

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

11.  COMMITMENTS AND CONTINGENCIES

Professional Services Agreement. On October 29, 2013, we entered into the BHA Agreement.  Pursuant to this agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013. The initial term of the agreement expired on December 31, 2014. BHA agreed to defer the cash fees due under this agreement until June 30, 2014. On July 1, 2014, the Company and BHA modified the terms of this agreement to provide for a one-time $15,000 payment in August 2014, and deferral of all other remaining cash fees until December 31, 2014 in consideration for the issuance of the 109,917 FPMI Warrants. On March 31, 2016, BHA agreed to exchange all amounts owed to BHA under the BHA Agreement for the BHA Note, which note contains terms substantially similar to the Bridge Notes, in the principal amount of $283,000. The BHA Note matures on December 31, 2016.

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

12.  SUBSEQUENT EVENTS

Subsequent to June 30, 2016, in accordance with the terms and conditions of the executed Global LOI, the Company deemed the Global LOI terminated. Pursuant to the termination under the agreement, Global is obligated to issue to the Company that number of shares of Global’s common stock equal to 10% of the then outstanding shares of Global’s common stock, on a fully-diluted basis, as payment of the Global Advance. In addition to the share issuance, the Company is evaluating certain additional remedies related to the Global LOI and the $50,000 advance.

In July 2016, the Company issued an aggregate total of 8,923,543 shares of Common Stock as payment of accrued interest under certain convertible notes payable, including the Bridge Notes and the BHA Note.

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that, except as provided in this Note, no subsequent events occurred that are reasonably likely to impact these financial statements.

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 13, 2016.

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

Subsequent to June 30, 2016, in accordance with the terms and conditions of the executed Global LOI, the Company deemed the Global LOI terminated. Pursuant to the termination under the agreement, Global is obligated to issue to the Company that number of shares of Global’s common stock equal to 10% of the then outstanding shares of Global’s common stock, on a fully-diluted basis, as payment of the Global Advance. In addition to the share issuance, the Company is evaluating certain additional remedies related to the Global LOI and the $50,000 advance.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 to the Three and Six Months Ended June 30, 2015

The Company did not generate any revenue during the three and six months ended June 30, 2016. Total revenue for the three and six months ended June 30, 2015 was $0 and $156, respectively.  The absence of revenue during the 2016 period, as compared to the same period in 2015, is due to no royalty revenue attributable to the Company’s PAD technology received during the 2016 period.  Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of additional financing.

Sales, general and administrative expense for the three months ended June 30, 2016 and 2015 was $21,494 and $22,107, respectively. Sales, general and administrative expense for the six months ended June 30, 2016 and 2015 was $39,730 and $117,323, respectively. The decrease in sales, general and administrative expense  for the six months ended June 30, 2016 is principally attributable to non-cash stock compensation expense of $86,000 in the 2015 period, and lower costs for maintaining our intellectual property portfolio in the 2016 period, as compared to the 2015 period.

Professional fees for the three months ended June 31, 2016 and 2015 were $29,562 and $14,238, respectively. Professional fees for the six months ended June 30, 2016 and 2015 were $35,555 and $76,821, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees for the six months ended June 30, 2016  is directly related to lower overall costs for professional services including lower non-cash expenses for stock based compensation paid to a consultant, lower general management fees and, lower costs of legal, accounting, consulting, and financial services during the three and six months ended June 30, 2016, as compared to the same periods in 2015.

The Company did not incur any research and development costs during the three months ended June 30, 2016 and 2015. Research and development costs for the six months ended June 30, 2015 was $13,154. The Company did not engage in any research and development efforts in the 2016 period, nor does the Company expect to engage in any research and development activity and until it develops a plan to commercialize its products.

Interest expense for the three months ended June 30, 2016 and 2015, was $55,403 and $30,304, respectively.  Interest expense for the six months ended June 30, 2016 and 2015, was $101,978 and $68,964, respectively. The increase in interest expense in the 2016 period compared to the 2015 period, is related to a higher balance of outstanding notes payable and higher interest rate calculated using the default interest rate during the 2016 period.

During the three and six months ended June 30, 2015, non-cash interest expense related to the amortization of debt discount on notes payable was $1,382 and $14,814, respectively.

During the three and six months ended June 30, 2015, the Company recorded a gain on the issuance of Common Stock in exchange of accrued interest payable on notes payable in the amount of $23,364 and $37,500, respectively.

The Company’s net loss for the three months ended June 30, 2016 was $108,399 compared to net loss for the three months ended June 30, 2015 of $54,245.  This increase is primarily attributable to an increase in professional fees and interest expense in the 2016 period.  Net loss for the six months ended June 30, 2016 was $181,559 compared to net loss for the six months ended June 30, 2015 of $267,214. The decrease in net losses in the six-month period ending June 30, 2016, when compared to the same period in 2015 is due to lower expenses, including lower professional fees and sales, general and administrative expense, as discussed above.

Liquidity and Capital Resources

At June 30, 2016, the Company had cash and cash equivalents of $3,557, as compared to $61,078 at December 31, 2015.

During the six months ended June 30, 2016, the Company had $962 used by financing activities, as compared to $85,591 provided by during the six months ended June 30, 2015. The overall net decrease in cash provided by financing activities for the six months ended June 30, 2016, is primarily attributable the lack of financing activities during the quarter.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

Date: August 17, 2016	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer