Form 10-Q
period 2016-09-30
QUANTRX BIOMEDICAL CORP
filed 2016-12-02
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer’s common stock as of December 2, 2016 was 78,696,461.

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING.  VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015.  WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

-i-

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,156	$61,078
Deposit on investment	-	50,000
Prepaid expenses	-	26,396
Total Current Assets	7,156	137,474

Investments	200,000	200,000
Property and equipment, net	277	1,098
Intangible assets, net	14,767	19,949
Total Assets	$222,200	$358,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$152,879	$121,821
Accounts payable, related party	-	283,000
Accrued expenses	12,500	34,366
Shareholder Advance	15,000	-
Notes payable, net of discount	801,415	814,433
Notes payable, related party	778,591	495,340
Current portion of LT notes payable	2,431	2,336
Total Current Liabilities	1,762,816	1,751,296
Notes payable, long-term	37,592	39,430
Total Liabilities	1,800,408	1,790,726

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 and 69,772,918 shares issued and outstanding, respectively	786,964	697,729
Additional paid-in capital	48,740,388	48,677,924
Accumulated deficit	(51,272,329)	(50,974,627)
Total Stockholders’ Equity (Deficit)	(1,578,208)	(1,432,205)

Total Liabilities and Stockholders’ Equity (Deficit)	$222,200	$358,521

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Revenue	$-	$-	$-	$156
Total Revenue	-	-	-	156

Operating Expenses:

Sales, general and administrative	13,319	52,999	53,049	170,322
Professional fees	12,422	19,830	47,977	96,652
Research and development	-	-	-	13,154
Amortization	893	2,144	5,181	6,429
Depreciation	274	273	822	820
Total Costs and Operating Expenses	26,908	75,246	107,029	287,377

Loss from Operations	(26,908)	(75,246)	(107,029)	(287,221)

Other Income (Expense):
Interest expense	(55,738)	(23,243)	(157,716)	(92,207)
Gain (loss) on impairment	(50,000)	-	(50,000)	-
Amortization of debt discount to interest expense	-	(11,335)	-	(26,149)
Gain (Loss) on disposition	-	-	540	-
Gain/(loss) on settlement of interest for common stock	16,503	-	16,503	35,700
Loss on exchange of equity investment	-	-	-	(7,163)
Total Other Income (Expense), net	(89,235)	(34,578)	(190,673)	(89,819)

Loss Before Taxes	(116,143)	(109,824)	(297,702)	(377,040)

Provision for Income Taxes	-	-	-	-

Net Loss	$(116,143)	$(109,824)	$(297,702)	$(377,040)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	67,607,773	72,747,432	65,911,204

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(297,702)	$(377,040)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,003	7,249
Interest expense related to amortization of beneficial conversion features	-	6,523
Interest expense related to amortization of debt discount	-	12,111
Loss on equity issuance for other financing costs	-	7,163
Stock compensation	-	86,000
Loss on impairment	50,000	-
Fair value of common stock issued & to be issued with notes and for services	-	41,861
(Gain)/loss on issuance of common stock for settlement of interest payable	(16,503)	(35,700)
(Increase) Decrease in:
Accounts receivable	-	352
Prepaid expenses	26,396	3,017
Increase (decrease) in:
Accounts payable	31,056	(42,970)
Accrued interest and expenses	132,790	86,763

Net Cash Used by Operating Activities	(67,960)	(204,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Investment	-	(50,000)
Net Cash Provided by Investing Activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(962)	(942)
Cash provided by shareholder advance	15,000	-
Cash provided by Notes Payable	-	121,500

Net Cash Provided (used) by financing activities	14,038	120,558

Net Increase (Decrease) in Cash and Cash Equivalents	(53,922)	(134,113)

Cash and Cash Equivalents, Beginning of Period	61,078	218,546

Cash and Cash Equivalents, End of Period	$7,156	$84,432

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

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

The continuation of our operations remain contingent on the receipt of financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture, or other relationship intended to increase shareholder value.  In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and continuing to comply with the public company reporting requirements. No assurances can be given that we will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

Our diagnostic testing business, operating under our subsidiary QX Labs, Inc. (“QX”) (the “Diagnostic Business”) is based principally on the Company’s proprietary PadKit® technology, which we believe provides a patented platform technology for genomic diagnostics, including fetal genomics. Outside of the Diagnostic Business, our business line consists of our over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes this corporate structure permits the Company to more efficiently explore options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

Our current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) leverage our broad-based intellectual property and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize our OTC Business and Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of our investments in non-core assets.  However, as a result of our current financial condition, our efforts in the short-term will be focused on obtaining financing necessary to continue as a going concern.

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2016.  The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

Recent Developments

Global Cancer Diagnostic, Inc. Letter of Intent. On September 3, 2015, we entered into a non-binding letter of intent (the “Global LOI”) with Global Cancer Diagnostics, Inc., a privately held laboratory in Tempe, Arizona (“Global”), for a proposed business combination. The Global LOI had an original termination date of October 31, 2015 (the “Termination Date”), but could be terminated or extended anytime by the mutual written consent of the parties.

During the quarter ended September 30, 2016, in accordance with the terms and conditions of the executed Global LOI, the Company deemed the Global LOI terminated. Accordingly, Global is obligated to issue to us a number of shares of Global’s common stock equal to 10% of its then outstanding shares of common stock, on a fully-diluted basis, as payment of the Global Advance. In addition to the share issuance, the Company is evaluating certain additional remedies related to the Global LOI and the $50,000 advance. The Company has deemed the $50,000 Global Advance to be fully impaired as of September 30, 2016.

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

The Company’s history of operating losses, limited cash resources and the absence of an operating plan necessary to capitalize on the Company’s assets raise substantial doubt about our ability to continue as a going concern, absent a strengthening of our cash position.  Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic merger or other transaction, to obtain additional funding to continue the development of, and to successfully commercialize, its products.  There can be no assurance that we will be successful in our efforts.  Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, our business, result of operations, liquidity and financial condition will be materially and adversely harmed, and we will be unable to continue as a going concern.

There can be no assurance that, assuming that we are able to strengthen our cash position, we will achieve sufficient revenue or profitable operations to continue as a going concern.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the nine months ended September 30, 2016, the Company had no stock compensation expense.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the year ended December 31, 2015, the Company used an average risk free interest rate of 0.52%, a dividend yield of zero, and an average expected volatility of 417%. The Company did not issue any equity securities during the nine months ended September 30, 2016.

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

As of September 30, 2016, the Company had outstanding options exercisable for 2,352,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock, which options and preferred shares were deemed to be antidilutive for the nine months ended September 30, 2016.

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

4.           INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of Genomics USA, Inc. (“GUSA”) for $200,000. After the investment, QuantRx owned approximately 5% of the total issued and outstanding common stock of GUSA. As of the end of September 30, 2016, the Company’s position had been diluted to approximately 5% of the issued and outstanding common stock of GUSA.  The investment is recorded at historical cost and is assessed at least annually for impairment.  Genomics USA, Inc. now does business as GMS Biotech.

5.           INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2016 (unaudited)	December 31, 2015
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,044
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(89,477)	(84,295)
Intangibles, net	$14,767	$19,949

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

Amortization expense for the nine months ended September 30, 2016 and 2015 totaled $5,182 and $6,429, respectively.

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

BHA Note. On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange all amounts owed to BHA pursuant to the Advisory Agreement by and between the Company and BHA, dated October 2013 (the “BHA Agreement”), for a promissory note, on terms substantially similar to the Bridge Notes, in the principal amount of $283,000 (the “BHA Note”). The BHA Note matures on December 31, 2016.

At September 30, 2016 and December 31, 2015, the Company’s Convertible Notes Payable are as follows:

	September 30, 2016 (unaudited)	December 31, 2015
Notes Payable	$801,415	$814,433
Notes Payable, related party	778,591	495,340
Total notes payable, net of discount	$1,580,006	$1,309,773

7.           LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulated monthly interest only payments from April 2010 through December 2014, at a 5% annual rate.  The Company recorded interest expense on this loan of $677 and $709 for the three months ended September 30, 2016 and 2015, respectively. The Company recorded interest expense on this loan of $1,538 and $1,432 for the nine months ended September 30, 2016 and 2015, respectively. The loan balance as of September 30, 2016 and December 31, 2015 was $40,023 (current portion of $2,431) and $41,766 (current portion of $2,336), respectively.

8.           OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	September 30, 2016 (unaudited)	December 31, 2015
Prepaid insurance	$-	$26,396
Prepaid expenses	$-	$26,396

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(33,229)	(32,408)
Property and equipment, net	$277	$1,098

Accrued expenses:
Other Accrued expenses	$12,500	34,366
Accrued expenses	$12,500	34,366

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at September 30, 2016 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. Depreciation expense for the three and nine months ended September 30, 2016 was $274 and $822, while depreciation expense for the three and nine months ended September 30, 2015 was $273 and $820, respectively.

Expenditures for repairs and maintenance are expensed as incurred.

9.           PREFERRED STOCK

The Company has authorized 20,500,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, the Company had 16,676,942 shares of Series B Preferred Stock issued and outstanding with a liquidation preference of $166,769, respectively, and convertible into 16,676,942 shares of Common Stock.

10.           COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock, of which 78,696,461 were issued and outstanding at each of September 30, 2016.

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

In May 2013, the executive management received an aggregate of 1.0 million shares of Common Stock as compensation for the completion of certain objectives. On February 20, 2015, the Board of Directors agreed to cancel these shares, as the Company had failed to meet the specified objectives.  As of September 30, 2016, these shares were still outstanding.

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

In July 2016, the Company issued an aggregate of 8,923,543 shares of Common Stock as payment of accrued interest under certain convertible notes payable, including the Bridge Notes and BHA Note.

During the three months ended September 30, 2016 and 2015, there were no warrants issued by the Company.  As of September 30, 2016, the Company had no warrants issued and outstanding.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  During the nine months ended September 30, 2015, the Company recorded stock compensation expense related to options issued for director fees in the amount of $15,000.

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

On May 28, 2014, we entered into a Consulting Services Agreement for financial related services from Mayer & Associates (“Mayer”) through November 30, 2014. Under the terms of the agreement, Mayer will receive 300,000 shares of Common Stock and four payments of $12,500. During the year ended December 31, 2014, the Company has recorded the expenses under this agreement totaling $50,000 of which $25,000 has been paid, additionally the Company has reserved for issuance 300,000 shares of its Common Stock in connection with this agreement. Although the Company has yet to receive proceeds sufficient to constitute an Initial Capital Raise of $500,000, in February 2015, the Company agreed to issue 300,000 shares of Common Stock to Mayer as consideration for services rendered under the agreement.  In June 2015, the Company also authorized the issuance of an aggregate total of 286,500 shares of Common Stock to Mayer for services rendered under the Consulting Services Agreement first executed on May 28, 2014. As of September 30, 2016, the requirements under the Mayer agreement had not been met.

On May 28, 2014, the Company entered into a Consulting Services Agreement for financial related services from JFS Investments PR LLC (“JFS”).  Under the terms of the agreement, JFS could receive a total of 2.5 million restricted shares of Common Stock as compensation under the agreement. In February 2015, the Company agreed to issue an initial payment of 625,003 shares as consideration for services rendered. As of September 30, 2016, the requirements under the JFS agreement had not been met and the Company has terminated this agreement and no further compensation is due or will be paid.

12.  SUBSEQUENT EVENTS

Between October 1, 2016 and November 15, 2016, a shareholder advanced the Company $11,000. During fiscal 2016 the Company has received $26,000 in advances from its shareholders to fund operations.

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

Overview

We have developed and are working towards commercializing our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing and intend to commercialize genomic diagnostics for the laboratory market, based on our patented PadKit® technology.  Our platforms include: inSync®, Unique©, PadKit®, and OEM branded over-the-counter and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

The continuation of our operations remain contingent on the receipt of financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture, or other relationship intended to increase shareholder value.  In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and continuing to comply with the public company reporting requirements. No assurances can be given that we will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

Our diagnostic testing business, operating under our subsidiary QX Labs, Inc. (“QX”) (the “Diagnostic Business”) is based principally on the Company’s proprietary PadKit® technology, which we believe provides a patented platform technology for genomic diagnostics, including fetal genomics. Outside of the Diagnostic Business, our business line consists of our over-the-counter business, including the InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as established and continuing licensing relationships related to the OTC Business. Management believes this corporate structure permits the Company to more efficiently explore options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

Our current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) leverage our broad-based intellectual property and patent portfolio to develop new and innovative diagnostic products; (ii) commercialize our OTC Business and Diagnostics Business either directly or through joint ventures, mergers or similar transactions intended to capitalize on commercial opportunities presented by each of the Businesses; (iii) contract manufacturing to third parties while maintaining control over the manufacturing process; and (iv) maximize the value of our investments in non-core assets.  However, as a result of our current financial condition, our efforts in the short-term will be focused on obtaining financing necessary to continue as a going concern.

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 13, 2016.

Recent Developments

Global Cancer Diagnostic, Inc. Letter of Intent. On September 3, 2015, we entered into a non-binding letter of intent (the “Global LOI”) with Global Cancer Diagnostics, Inc., a privately held laboratory in Tempe, Arizona (“Global”), for a proposed business combination. The Global LOI had an original termination date of October 31, 2015 (the “Termination Date”), but could be terminated or extended anytime by the mutual written consent of the parties.

During the quarter ended September 30, 2016, in accordance with the terms and conditions of the executed Global LOI, the Company deemed the Global LOI terminated. Accordingly, Global is obligated to issue to us a number of shares of Global’s common stock equal to 10% of its then outstanding shares of common stock, on a fully-diluted basis, as payment of the Global Advance. In addition to the share issuance, the Company is evaluating certain additional remedies related to the Global LOI and the $50,000 advance. The Company has deemed the $50,000 Global Advance to be fully impaired as of September 30, 2016.

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 to the Three and Nine Months Ended September 30, 2015

The Company did not generate any revenue during the three and nine months ended September 30, 2016. Total revenue for the three and nine months ended September 30, 2015 was $0 and $156, respectively.  The absence of revenue during the 2016 period is due to no royalty revenue attributable to the Company’s PAD technology received during the 2016 period.  Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended September 30, 2016 and 2015 was $13,319 and $52,999, respectively. Sales, general and administrative expense for the nine months ended September 30, 2016 and 2015 was $53,049 and $170,322, respectively. The decrease in sales, general and administrative expense for the nine months ended September 30, 2016 is principally attributable to the non-cash, non-reccurring stock compensation expense of $86,000 in the 2015 period, and lower costs for maintaining our intellectual property portfolio in the 2016 period, as compared to the 2015 period.

Professional fees for the three months ended September 31, 2016 and 2015 were $12,422 and $19,830, respectively. Professional fees for the nine months ended September 30, 2016 and 2015 were $47,977 and $96,652, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees for the nine months ended September 30, 2016 is directly related to lower overall costs for professional services, including lower non-cash expenses for stock based compensation paid to a consultant, lower general management fees and lower costs of legal, accounting, consulting, and financial services during the three and nine months ended September 30, 2016, as compared to the same periods in 2015.

The Company did not incur any research and development costs during the three and nine months ended September 30, 2016. Research and development costs for the three and nine months ended September 30, 2015 was $0 and $13,154, respectively. The Company did not engage in any research and development efforts in the 2016 period, nor does the Company expect to engage in any research and development activity and until funding is secured and we develop a plan to commercialize its products.

Interest expense for the three months ended September 30, 2016 and 2015, was $55,738 and $23,243, respectively.  Interest expense for the nine months ended September 30, 2016 and 2015, was $157,716 and $92,207 respectively. The increase in interest expense in the 2016 period compared to the 2015 period, is related to a higher balance of outstanding notes payable and higher interest rate calculated using the default interest rate during the 2016 period.

During the three months ended September 30, 2016 and 2015, the Company recorded non-cash interest expense related to the amortization of debt discount on notes payable of $0 and $11,335, respectively. During the nine months ended September 30, 2016 and 2015, non-cash interest expense related to the amortization of debt discount on notes payable was $0 and $26,149, respectively.

During the three months ended September 30, 2016 and 2015, the Company recorded a gain on the issuance of Common Stock in exchange of accrued interest payable on notes payable in the amount of $16,503 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded a gain on the issuance of Common Stock in exchange of accrued interest on notes payable in the amount of $16,503 and $35,700, respectively.

The Company’s net loss for the three months ended September 30, 2016 was $116,143 compared to net loss for the three months ended September 30, 2015 of $109,824.  This increase is primarily attributable to an increase in interest expense in the 2016 period. Included in the Net Loss for the three and nine months ended September 30, 2016 is a non-cash loss of $50,000 due to an impairment of an asset during the quarter. Net loss for the nine months ended September 30, 2016 was $297,702 compared to net loss for the nine months ended September 30, 2015 of $377,040. The decrease in net losses in the nine-month period ending September 30, 2016, when compared to the same period in 2015 is due to lower expenses, including lower professional fees and sales, general and administrative expense, as discussed above.

Liquidity and Capital Resources

At September 30, 2016, the Company had cash and cash equivalents of $7,156, as compared to $61,078 at December 31, 2015. During the nine months ended September 30, 2016, the Company used $67,960 for operating activities, compared to $204,671 used during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company had $14,038 provided by financing activities, as compared to $120,558 provided by during the nine months ended September 30, 2015. The overall net decrease in cash provided by financing activities for the nine months ended September 30, 2016 is primarily attributable the lack of financing activities during the quarter.

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

Impairment of Assets

We assess the impairment of long-lived assets, including our other intangible assets, at least annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. During the nine months ended September 30, 2016, the Company determined the Global Advance in the amount of $50,000 to be fully impaired.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At September 30, 2016 and December 31, 2015, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

(b)  Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no progress towards remediating our previously disclosed material weakness due to the lack of funding. In addition, as a result of the death of our Chief Scientific Officer, any progress toward remediating our material weaknesses will continue to be delayed.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, there are no additional material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 1A.  RISK FACTORS

We have identified the following risk factor in addition to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015:

We will incur significant costs to ensure compliance with corporate governance, federal securities law and accounting requirements.

We are subject to the periodic reporting and other requirements of the federal securities laws, rules and regulations.  We have incurred and will incur significant costs to comply with such requirements, including accounting and related auditing costs, and costs to comply with corporate governance and other costs of operating a public company. The filing and internal control reporting requirements imposed by federal securities laws, rules and regulations are rigorous and we may not be able to meet them.  Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

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

Date: December 2, 2016	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer