Form 10-K
period 2016-12-31
QUANTRX BIOMEDICAL CORP
filed 2017-04-17
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2016):  $1,573,929.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 14, 2017: 78,696,461 shares.

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

Overview

We have developed and are working towards commercializing our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing and intend to commercialize genomic diagnostics for the laboratory market, based on our patented PadKit®technology.  Our platforms include: inSync®, UniqueTM, PadKit®and OEM branded over-the-counter and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

The continuation of our operations remain contingent on the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value.  In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include the issuance of debt and/or equity securities. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

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

Unique®Miniforms

Miniform is a safe, convenient, and flushable technology for the underserved over-the-counter hemorrhoid, feminine hygiene and urinary incontinence markets.  The disposable miniform pads contain no adhesives, requires no insertion, and are small enough to fit in the palm of a hand.

 The Unique®miniform is available as a treated pad for the temporary relief of the itch and discomfort associated with hemorrhoids and minor vaginal infection, and as an untreated pad, for the daily protection of light urinary, vaginal or anal leakage.

 While the Company initiated a limited web-based domestic roll-out of the Unique® miniform, it is in search of a strategic partnership(s) to expand the retail availability of the product across the United States and internationally.

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

Intellectual Property Rights and Patents

 As of December 31, 2016, the Company had twelve (12) patents issued, four (4) patents pending, one (1) allowed patent, and two (2) licensed patents.  Our issued patents expire between 2018 and 2030; however, the Company may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development.  The Company also holds six (6) registered U.S. and foreign trademarks and has one (1) pending trademark.

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

Licensing, Distribution and Development Agreements

 On August 14, 2008, the Company entered into a ten-year Technology License Agreement with Church & Dwight Co., Inc. (“Church & Dwight”). Under the terms of the Agreement, Church & Dwight acquired exclusive world-wide rights to use certain Company technology related to a jointly developed at-home diagnostic test and began distributing the product in early 2009, resulting in the Company receiving royalties on net sales of the product in 2016 and 2015 of $0 and $156 respectively.

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

Research and Development Activities

 The Company spent $0 and $13,154 on research and development activities during the years ended December 31, 2016 and 2015, respectively.  The Company did not engage in any research and development efforts in the 2016 period, nor does the Company expect to engage in any research and development activity and until funding is secured and we develop a plan to commercialize its products.

Employees

 As of December 31, 2016, we had no employees; however, the Company has four part-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect the Company’s intellectual property portfolio and other assets.

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

 As of the year ended December 31, 2016, the Company had an accumulated deficit of $51,372,621.  Our losses resulted principally from costs related to general and administrative costs relating to our operations. Currently, we are not generating any revenue from operations, and we will incur substantial and increasing losses in 2017.  Historically, we have financed our operations with the proceeds from issuances of equity and debt securities, including, most recently, issuances of promissory notes.  In the past, we also provided for our cash needs by issuing shares of our Common Stock, options and warrants as payment for certain operating costs, including consulting and professional fees, as well as divesting our minority equity interests and equity-linked investments.

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

We have promissory notes in the aggregate principal amount of approximately $1.6 million outstanding that are all currently due and payable on demand. In the event that demand for repayment is made,  and we are not able to raise sufficient capital to pay such notes or otherwise restructure the same, we will be in default and will not be able to continue as a going concern.

Currently, we have promissory notes with a principal amount aggregating approximately $1.6 million outstanding, all of which approximately are now due and payable on demand.   In the event the holders demand repayment and we are unable to pay such notes or restructure the notes, the notes will be in default, and the Company may not be able to continue as a going concern.

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

We currently do not have any full-time employees, resulting from our objective of substantially reducing expenses.  At such time as we recommence operations, we may be unable to attract skilled personnel and maintain key relationships.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.  PROPERTIES

 We did not maintain a corporate headquarters during the year ended December 31, 2016 or 2015, nor do we have any further obligation under any prior lease agreements. We currently plan to transfer operations to a new facility pending obtaining financing to recommence operations.

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

	High	Low
Year ended December 31, 2016
Fourth Quarter	$0.01	$0.01
Third Quarter	$0.02	$0.01
Second Quarter	$0.02	$0.01
First Quarter	$0.03	$0.02

Year ended December 31, 2015
Fourth Quarter	$0.08	$0.02
Third Quarter	$0.04	$0.02
Second Quarter	$0.05	$0.02
First Quarter	$0.05	$0.03

Stockholders

 As of December 31, 2016, there were approximately 735 shareholders of record of our Common Stock, one of which was Cede & Co., a nominee for the Depository Trust Company or DTC.  Shares of Common Stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

 We have not declared nor paid any cash dividends on our Common Stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

 Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have developed and are working towards commercializing our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing and intend to commercialize genomic diagnostics for the laboratory market, based on our patented PadKit® technology.  Our platforms include: inSync®, Unique®, PadKit®, and OEM branded over-the-counter and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

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

Our Results of Operations

The Company did not generate any revenue during the year ended December 31, 2016. Total revenue for the for year ended December 31, 2015 was $156.  The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the 2016 period.  Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of financing.

 Total costs and operating expenses for the years ended December 31, 2016 and 2015 were $138,839 and $358,865, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Sales, general and administrative	$75,434	$219,292
Professional fees	$56,231	$116,754
Research and development	$-	$13,154
Other operating expense, net	$7,174	$9,665

 Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The decrease in sales, general and administrative expenses in the year ended December 31, 2016 compared to the year ended December 31, 2015 is attributable to lower legal fees related to maintaining our intellectual property incurred during the 2016 period. Also included in sales, general and administrative expense for the year ended December 31, 2016. Included in the year ended December 31, 2015, there are non-cash expense of $122,000 related to stock issued as compensation to the Company’s board of directors, and $25,000 related to stock issued as compensation under certain consulting agreements.

Professional fees include the costs of legal, consulting and auditing services provided to us, each of which were lower in the 2016 period, as compared to the 2015 period. The period over period decrease in professional fees is directly related to lower overall costs for professional services, including lower non-cash expenses for stock based compensation paid to a consultant, lower general management fees and lower costs of legal, accounting, consulting, and financial services during the year ended December 31, 2016, as compared to the year ended December 31, 2015.

The Company did not incur any research and development costs during the year ended December 31, 2016.  Research and development expense during fiscal year 2015 primarily reflects technical consulting and expense incurred to support international studies conducted on the Company’s PadKit sampling technology during the year ended December 31, 2015. The Company does not expect to engage in any research and development activity and until funding is secured and we develop a plan to commercialize its products.

 Other operating expense for the years ended December 31, 2016 and 2015 was $7,174 and $9,665, respectively. The decrease in other operating expense is attributable to lower costs for amortization and depreciation during the 2016 period.

 Other income and expense for the years ended December 31, 2016 and 2015 include expenses of $259,155 and of $109,071, respectively.  Highlights of the major components of other income and expense our results of operations are detailed and discussed below:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Gain (loss) on settlement of accounts payable	$540	$57,066
Amortization of debt discount to interest expense	$-	$(35,075)
Interest expense	$(196,146)	$(123,899)
Loss on impairment	$(80,052)	$-
Gain (loss) on conversion of shares	$16,503	$(7,163)

 During the year ended December 31, 2016, interest expense increased to $196,146 from $128,899 during the 2015 period, primarily due to an increase in outstanding notes payable in the 2016 period. The increase in interest expense in the 2016 period compared to the 2015 period, is related to a higher balance of outstanding notes payable and higher interest rate calculated using the default interest rate during the 2016 period.

During the year ended December 31, 2016, the Company recorded a non-cash expense of $80,052 due to impairment of certain assets during the year.

 Net loss for the 2016 period was $397,994, compared to net loss of $467,780 reported for the 2015 period. This decrease is primarily attributable to lower expenses, including lower professional fees and sales, general and administrative expense, as discussed above, and was offset by an increase in interest expense in the 2016 period related to a non-cash loss of $80,052 due to losses from the impairment of assets during the year.

The Company expects net loss to continue to decrease in future periods due to the current suspension of our active operations and our lack of revenue. We do not expect to recommence active operations until we are able to secure financing necessary to execute our business and operating plan, including the development and launch of its products, or to otherwise capitalize on our PAD technology.

Liquidity and Capital Resources

 At December 31, 2016, the Company had cash and cash equivalents of $691, as compared to $61,078 at December 31, 2015.

 During the year ended December 31, 2016, we used $94,643 of cash for operating activities, as compared to $226,378 during the year ended December 31, 2015. The overall net decrease in cash used for operating activities during the year ended December 31, 2016, is attributable to net losses incurred in the period, partially offset by accrued and unpaid interest of $127,773 and non-expenses related to losses on an impairment of $80,052 and losses due to the issuance of common stock in exchange for interest on notes payable of $52,201.

 Cash provided by financing activities during the year ended December 31, 2016 was $34.256 as compared to $118,910 during the year ended December 31, 2015. The overall net decrease in cash provided by financing activities for the year ended December 31, 2016 is attributable to convertible note financing activities of $0 in 2016 compared to $121,500 in 2015. During 2016, the Company received $36,000 from shareholder loans.

             The Company has not generated sufficient revenues from operations to meet its operating expenses. The Company requires additional funding to complete the development and launch of its products, or to otherwise capitalize on its PAD technology. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees.

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

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentation. The reclassifications have no effect on net loss or earnings per share.

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

Deferred Taxes

 We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2016 and 2015, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

Transactions with Related Parties
Mr. Michael Abrams, a director of the Company, is an employee of Burnham Hill Advisors, LLC (“BHA”). On October 29, 2013, we entered into a new advisory agreement with BHA. Pursuant to this agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013. The initial term of the agreement expired on December 31, 2014. BHA agreed to defer the cash fees due under the new agreement until June 30, 2014. On July 1, 2014, the Company and BHA modified the terms of this agreement to provide for a one-time $15,000 payment in August 2014, and deferred all other remaining cash fees under this agreement through December 31, 2014 in consideration for the issuance of the 109,917 FPMI Warrants.

          During the first quarter of 2016, BHA agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2016. This note is past due as of December 31, 2016.

As of December 31, 2016, the Company owed Mr. Abrams an aggregate total of $2,059 for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Audited balance sheets for the years ended December 31, 2016 and 2015 and audited statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2016. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

 Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the U.S. as of December 31, 2016. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—2013 Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2016, our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2010 Annual Report on Form 10-K.

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

 ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the Company’s executive officers and directors:

Directors and Executive Officers	Age	Position
Dr. Shalom Hirschman	80	Chief Executive Officer, Principal Accounting Officer and Chairman
Michael Abrams	47	Director

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

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes Mr. Abrams failed to file a required Section 16 report during 2016.

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

Audit Committee

 At December 31, 2016, the Company did not have an audit committee. Considering the current suspension of active development of our PAD based products, together with the costs associated with procuring and providing the infrastructure to support an independent audit committee and the Company’s limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are justified and manageable.  Management will, however, periodically reevaluate its position with a view to establishing an audit committee in the event it is deemed to be in the best interests of the Company’s stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

 The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of December 31, 2016 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Name And Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All other Compensation ($)		Total ($)
Dr. Shalom Hirschman	2016 (1)	-	-	-		-		-
Chief Executive Officer and Principal Accounting Officer	2015	-	-	30,000	(2)	20,000	(3)	50,000

(1)	Dr. Hirschman did not receive compensation during the year ended December 31, 2016.
(2)	Amount represents the grant date fair value of stock options to purchase 750,000 shares of Common Stock issued to Dr. Hirschman on February 3, 2015, computed in accordance with FASB guidance.
(3)	Amount represents the fair value of 1,000,000 shares of Common Stock issued to Dr. Hirschman as compensation during 2015.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Shalom Hirschman	750,000	-	-	0.04	2/3/2020
Chief Executive Officer and Principal Accounting Officer

Director Compensation

Name	Fees earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
None	$-	$-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth certain information as of April 10, 2017, concerning the ownership of Common Stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current member of the Board of Directors of Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of April 10, 2017	Percentage of Class (2)

Officers and Directors
Shalom Hirschman (3)	2,800,000	2.54%
Chief Executive Officer
Michael Abrams (4)	2,026,945	3.52%
Director
Total Officers and Directors as a Group (2 persons)	4,826,945	6.07%

5% Beneficial Owners
Jason T. Adelman (5) c/o Cipher Capital Partners LLC 1251 Avenue of Americas, Suite 936 New York, NY 10020	5,979,222	7.60%

Matthew Balk (6) 50 North 5th Street, Apt. 5GE Brooklyn, NY 11249	5,696,780	7.24%

*	Less than 1%.
(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 10190 SW 90th Avenue, Tualatin, Oregon 97123.
(2)
The percentage of beneficial ownership of Common Stock is based on 78,696,461 shares of Common Stock outstanding as of April 10, 2017 and excludes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock or conversion of any Common Stock equivalents, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of April 10, 2017.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Mr. Michael Abrams, a director of the Company, is an employee of Burnham Hill Advisors, LLC (“BHA”). On October 29, 2013, we entered into a new advisory agreement with BHA. Pursuant to this agreement, we agreed to pay a retainer in the amount of $100,000 and $15,000 per month beginning on November 29, 2013. The initial term of the agreement expired on December 31, 2014. BHA agreed to defer the cash fees due under the new agreement until June 30, 2014. On July 1, 2014, the Company and BHA modified the terms of this agreement to provide for a one-time $15,000 payment in August 2014, and deferred all other remaining cash fees under this agreement through December 31, 2014 in consideration for the issuance of the 109,917 FPMI Warrants.

During the first quarter of 2016, BHA agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2016. This note is past due as of December 31, 2016.

As of December 31, 2016, the Company owed Mr. Abrams an aggregate total of $2,059 for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

Director Independence

 The Company has determined that none of its directors were independent as of December 31, 2016, as determined under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

 The aggregate fees billed for professional services rendered by Fruci & Associates II, PLLC (“Fruci II”) for the audit of our annual financial statements and the reviews of financial statements for years 2016 and 2015 were $26,414 and $29,901, respectively.

Audit-Related Fees

 During the years ended December 31, 2016 and 2015, no assurance or related services were performed Fruci II that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

 During the year ended December 31, 2016 and 2015, no fees were billed by Fruci II for tax compliance, tax advice or tax planning services.

All Other Fees

 During the years ended December 31, 2016 and 2015, no fees were billed by Fruci II other than the fees set forth under the captions “Audit Fees” and “Tax Fees” above.

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

QuantRx Biomedical Corporation

Date: April 17, 2017	By:	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 17, 2017	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer and Director

Date: April 17, 2017	By:	/s/ Michael Abrams
Michael Abrams, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of QuantRx Biomedical Corp.

We have audited the accompanying balance sheets of QuantRx Biomedical Corp. as of December 31, 2016, and the related statements of operation, stockholders’ equity, and cash flows for the year ended December 31, 2016. QuantRx Biomedical Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corp. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC Fruci & Associates II, PLLC Spokane, WA
April 17, 2017

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$691	$61,078
Deposit on investment	-	50,000 -
Prepaid expenses	28,094	26,396
Total Current Assets	28,785	137,474

Investments, net of impairment of $30,051	169,948	200,000
Property and equipment, net	-	1,098
Intangible assets, net	13,874	19,949
Total Assets	$212,607	$358,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$160,671	$121,821
Accounts payable, related party	-	283,000
Accrued expenses	36,342	34,366
Shareholder loans	36,000	-
Notes payable, net of discount	1,059,784	1,042,529
Notes payable, related party	558,287	267,244
Current portion of LT notes payable	4,376	2,336
Total Current Liabilities	1,855,460	1,751,296
Notes payable, long-term	35,646	39,430
Total Liabilities	1,891,106	1,790,726

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 and 69,772,918 shares issued and outstanding, respectively	786,964	697,729
Additional paid-in capital	48,740,389	48,677,924
Accumulated deficit	(51,372,621)	(50,974,627)
Total Stockholders’ Equity (Deficit)	(1,678,499)	(1,432,205)

Total Liabilities and Stockholders’ Equity (Deficit)	$212,607	$358,521

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
Revenues:
Revenues	$-	$156
Total Revenues	-	156

Costs and Operating Expenses:
Sales, general and administrative	75,434	219,292
Professional fees	56,231	116,754
Research and development	-	13,154
Amortization	6,075	8,572
Depreciation	1,099	1,093
Total Costs and Operating Expenses	138,839	358,865

Loss from Operations	(138,839)	(358,709)

Other Income (Expense):
Interest expense	(196,146)	(123,899)
Amortization of debt discount to interest expense	-	(35,075)
Loss on impairment	(80,052)	-
Gain (loss) on conversion of shares	16,503	(7,163)
Gain (loss) on settlement of accounts payable	540	57,066
Total Other Income (Expense), net	(259,155)	(109,071)

Income (Loss) Before Taxes	(397,994)	(467,780)

Provision for Income Taxes	-	-

Net Income (Loss)	$(397,994	$(467,780)

Basic and Diluted Net Income (Loss) per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	74,246,914	66,834,677

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(397,994)	$(467,780
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,173	9,665
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	-	28,612
Non-cash fair value of Common Stock issued as compensation to management	-	30,000
Non-cash fair value of Common Stock issued as compensation to consultant	-	25,000
Non-cash fair value of Stock Options issued as compensation to management		92,000
Non-cash loss on equity issuance for other financing costs	-	7,163
Non-cash loss on issuance of common stock in exchange for interest on notes payable	68,704	35,700
Non-cash gain on the conversion of shares	(16,503)	-
Non-cash fair value of Common Stock issued in connection with notes payable	-	99,672
(Increase) decrease in:
Accounts receivable	-	352
Loss on impairment	80,042	-
Inventories		-
Prepaid expenses	(1,698)	14,506
Increase (decrease) in:
Accounts payable	38,850	(57,485)
Accrued expenses	(126,783)	(43,783)

Net Cash Used by Operating Activities	(94,643)	(226,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Investment	-	(50,000)
Net Cash Provided (Used) by Investing Activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on long term debt	(1,744)	(2,590)
Proceeds from the issuance of shareholder loans	36,000	-
Proceeds from issuance of convertible promissory notes	-	121,500

Net Cash Provided by Financing Activities	34,256	118,910

Net Increase (Decrease) in Cash and Cash Equivalents	(60,387)	(157,468)
Net Cash of Deconsolidated Subsidiary
Cash and Cash Equivalents, Beginning of Period	61,078	218,546

Cash and Cash Equivalents, End of Period	$691	$61,078

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Common Stock issued for interest conversion	$151,700	$81,173

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additioal Paid-in Capital	Stock to be Issued	Accumulated Defecit	Total Stockholders’ Equity
BALANCE, DECEMBER 31, 2014	16,676,942	$166,769	63,341,163	$633,412	$48,428,724	$63,000	$(50,506,847)	$(1,214,942)

Issuance of common stock related to notes payable			1,029,500	10,295	46,888	(42,000)		15,183
Issuance of common stock in exchange for interest payable			2,690,752	26,908	54,265	-		81,173
Issuance of common stock for services to consultant			1,211,503	27,115	41,048	(21,000)		32,163
Issuance of common stock for services to management			1,500,000		30,000			30,000
Issuance of stock options as compensation					92,000			92,000
Net loss for the year ended December 31, 2015							(467,780)	(467,780)

BALANCE, DECEMBER 31, 2015	16,676,942	$166,769	69,772,918	$697,729	$48,677,927	$-	$(50,974,627)	$(1,432,205)

Issuance of common stock in exchange for interest payable	-	-	8,923,543	89,235	62,465	-	-	151,700

Net loss for the year ended December 31, 2016							(397,994)	(397,994)

BALANCE, DECEMBER 31, 2016	16,676,972	166,769	78,696,461	786,964	48,740,389	-	(51,372,621)	(1,648,499)

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

 This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the years ended December 31, 2016 and 2015 of $0 and $122,000, respectively.

 The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete.  Accordingly, compensation cost has been recognized for the issuance of common stock to non-employee consultants for the years ended December 31, 2016 and 2015 of $0 and $25,000, respectively.

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

 During 2016, the Company had no share based payments.  During 2015, the fair value of each share based payment is estimated on the measurement date using the Black-Scholes model using an average risk free interest rate of 0.52%, expected volatility of 417%, and a dividend yield of zero.

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

Cash and Cash Equivalents

 The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2016 and 2015.

Concentration of Risks

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2016 and 2015, our cash was not in excess of these limits.

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

 As of December 31, 2016, the Company had outstanding options exercisable for 2,352,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock. The above options and preferred shares were deemed to be antidilutive for the year ended December 31, 2016.

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

 In determining fair value of our investment from GUSA (which investment is further described in Note 6 below), the Company estimated fair value based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

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

During 2016, the Company recorded losses from impairments totaling $80,042 (the “2016 Impairments”). The 2016 Impairments consist the following:

Genomics USA, Inc. (“GUSA”) During the year ended December 31, 2016, the Company has recorded a loss of $30,052 on an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors.

Global Cancer Diagnostics, Inc. (“GCD”): During 2015, the Company entered into a letter of intent with GCD, which provided for, among other things, the advance payment of $50,000 towards a potential business combination. During 2016, the Company determined the full amount of the advanced payment to be impaired.

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

 Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2016 or 2015, and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2016 or 2015. See Note 11, Income Taxes, below.

Intangible Assets

 The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the years ended December 31, 2016 and 2015, totaled $6,075 and $8,572. The remaining unamortized costs will be amortized through 2024.  The Company estimates its amortization expense for 2017 will be $3,575.

Inventories

 Inventories, consisting solely of products available for sale, are accounted for using the first-in, first-out (FIFO) method, and are valued at the lower of cost of market value.  This valuation requires us to make judgments, based on current market conditions, about the likely method of dispositions and expected recoverable value inventories.

Property and Equipment

 Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2016 and 2015 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $1,099 and $1,093 for the years ended December 31, 2016 and 2015. Expenditures for repairs and maintenance are expensed as incurred. See Note 4below.

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

 Development Agreements and Royalties

 In 2007, the Company entered into a development agreement for an at-home diagnostic test with Church & Dwight Co., Inc.  (“C&D”). The C&D agreement included milestone based payments, which were recognized in 2007 and 2008. On August 14, 2008, the Company entered into a Technology License Agreement with C&D.  Under the terms of the agreement, C&D acquired exclusive worldwide rights to use certain Company technology related to the jointly developed test. Under the ten-year agreement, the Company received royalties on net sales of the product of $0 and $156 in 2016 and 2015, respectively.

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.. The reclassifications had no effect on net loss or earnings per share.

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

Recent Accounting Pronouncements

As of December 31, 2016 and December 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

4.	OTHER BALANCE SHEET INFORMATION

 Components of selected captions in the accompanying balance sheets as of December 31, 2016 and 2015 consist of:

	2016	2015
Prepaid expenses:
Prepaid insurance	28,094	26,396
Other		-
Prepaid expenses	$28,094	$26,396

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(33,506)	(32,408)
Property and equipment, net	$-	$1,098

Accrued expenses:
Other accrued expenses	36,342	34,366
Accrued expenses	$36,342	$34,366

5.	INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of for $200,000. After the investment, QuantRx owned approximately 5% of the total issued and outstanding common stock of GUSA. As of the end of December 31, 2016, the Company’s position had been diluted to approximately 2% of the issued and outstanding common stock of GUSA.  The investment is recorded at historical cost and is assessed at least annually for impairment. During the year ended December 31, 2016, the Company has recorded a loss of $30,052 as an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors.   Genomics USA, Inc. now does business as GMS Biotech.

6.	INTANGIBLE ASSETS

 Intangible assets as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,044
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(90,370)	(84,295)
Intangibles, net	$13,874	$19,949

Asset Categories	Estimated Useful Life in Years
Patents	17
Patents under licensing	10
Intangibles acquired in 2008 (weighted average)	15

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

7.	CONVERTIBLE NOTES PAYABLE

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

BHA Note. On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2016. This note is past due as of December 31, 2016.

At December 31, 2016 and 2015, the Company’s Convertible Notes Payable are as follows:

	December 31,
	2016	2015
Notes Payable	1,058,784	1,042,529
Notes Payable, related party	558,287	267,244
Total notes payable, net of discount	1,618,071	1,309,773

Notes Payable, Related Party.

As of December 31, 2016, the Company owed Mr. Michael Abrams, a director of the Company, an aggregate total of $2,059 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. As of December 31, 2016, the Company owes BHA an aggregate total of $556,168 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. Mr. Abrams is an employee of BHA.

10.	LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate. Effective January 1, 2015, the Company began a payment program whereby it would make quarterly payments towards towards principal and interest through the life of the loan. During the year ended December 31, 2016, the Company made principal payments of $1,744 and payments towards accrued interest of $1,539. During the year ended December 31, 2015, the Company made principal payments of $2,234 and payments towards accrued interest of $2,137. The Company recorded interest expense on this loan of $2,040 and $2,137 for the year ended December 31, 2016 and 2015, respectively.

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

At December 31, 2016 and 2015, the Company had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $10,800,000 and $10,700,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $10,800,000 and $10,700,000 has been established at December 31, 2016 and 2015, respectively.

 Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2016, the Company had taken no tax positions that would require disclosure under ASC 740.

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

 There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

	2016	2015
Gross deferred tax assets:
Net operating loss carryforwards	$9,800,000	$9,700,000
Difference between book and tax basis of former subsidiary stock held
Stock based expenses	250,000	250,000
Tax credit carryforwards	200,000	200,000
All others	550,000	550,000
	10,800,000	10,700,000

Deferred tax asset valuation allowance	(10,800,000)	(10,700,000)
Net deferred tax asset (liability)	$-	-

At December 31, 2016, the Company has net operating loss carryforwards of approximately $9,800,000, which expire in the years 2015 through 2033. The net change in the allowance account was an increase of approximately $100,000 for the year ended December 31, 2016 and approximately $150,000 for the year ended December 31, 2015.

12.	CAPITAL STOCK

Preferred Stock

 The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”).  The remaining authorized preferred shares have not been designated by the Company as of December 31, 2016.

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

 As of December 31, 2016 and 2015, the Company had 16,676,942 shares of Series B Preferred Stock issued and outstanding with a liquidation preference of $166,769 and convertible into 16,676,942 shares of Common Stock.

Common Stock

 The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 78,696,461 and 69,772,918 shares of its Common Stock at December 31, 2016 and 2015.

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

In July 2016, the Company authorized an aggregate total of 8.9 million shares of Common Stock to be issued to certain convertible note holders as payment of accrued and unpaid interest in the amount of $151,700.

13.	STOCK PURCHASE WARRANTS

During the years ended December 31, 2016 and 2015, there were no warrants issued by the Company.  As of December 31, 2016, the Company had no warrants issued and outstanding.

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

During the year ended December 31, 2016, no stock options were granted by the Company. During the year ended December 31, 2015, the Company issued options to purchase 2,300,000 shares of common stock to its management team. Each option has an expiration date of February 3, 2020, and are exercisable for $0.04 per share.

 The following is a summary of all Common Stock option activity during the year ended December 31, 2016 and 2015:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	152,000		$1.34
Options granted	2,300,000		0.04
Options forfeited	-		$-
Options exercised	-		-
Outstanding at December 31, 2015	2,452,000		0.12
Options granted	-	$
Options forfeited	(100,000)		$1.60
Options exercised		$
Outstanding at December 31, 2016	2,352,000		$$0.06

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2015	2,352,000	$0.06
Exercisable at December 31, 2016	2,352,000	$0.06

 The following represents additional information related to Common Stock options outstanding and exercisable at December 31, 2016:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.04	2,300,000	3.09	$0.04	2,300,000	$0.04
$0.80	1,000	1.16	$0.80	1,000	$0.80
$0.85	51,000	0.77	$0.85	51,000	$0.85
			$		$
	2,352,000	2.00	$0.06	2,352,000	$0.06

The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 2 years.

 A summary of the status of the Company’s nonvested stock options as of December 31, 2016 and changes during the year ended December 31, 2016 is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	100,500	$100,000
Options granted	-	-
Options vested	-	$-
Options forfeited		-
Nonvested at December 31, 2015	100,000	$100.000
Options granted
Options vested
Options forfeited	(100,000)	(100,000)
Nonvested at December 31, 2016	-	-

15.	COMMITMENTS AND CONTINGENCIES

On May 28, 2014, we entered into a Consulting Services Agreement for financial related services with Mayer & Associates (“Mayer”) through November 30, 2014. Under the terms of the agreement, Mayer will receive 300,000 shares of Common Stock and four payments of $12,500. During the year ended December 31, 2014, the Company has recorded the expenses under this agreement totaling $50,000 of which $25,000 has been paid, additionally the Company has reserved for issuance 300,000 shares of its Common Stock in connection with this agreement. Although the Company has yet to receive proceeds sufficient to constitute an initial capital raise of $500,000, in February 2015, the Company agreed to issue 300,000 shares of Common Stock to Mayer as consideration for services rendered under the agreement.  In June 2015, the Company also authorized the issuance of an aggregate total of 286,500 shares of Common Stock to Mayer for services rendered under the Consulting Services Agreement first executed on May 28, 2014. As of December 31, 2016, the requirements under the Mayer agreement had not been met and the Company has terminated this agreement and no further compensation is due or will be paid.

On May 28, 2014, the Company entered into a Consulting Services Agreement for financial related services from JFS Investments PR LLC ( “JFS” ).  Under the terms of the agreement, JFS could receive a total of 2.5 million restricted shares of Common Stock as compensation under the agreement. In February 2015, the Company agreed to issue an initial payment of 625,003 shares as consideration for services rendered. As of September 30, 2016, the requirements under the JFS agreement had not been met and the Company has terminated this agreement and no further compensation is due or will be paid.

16.	SUBSEQUENT EVENTS

For the quarter ended March 31, 2017, the Company received proceeds of $75,000 from the issuance of promissory notes.

On February 27, 2017, the Company entered into a memorandum of understanding (“MOU”) with an unrelated third party regarding the sale of certain assets of QX Labs, including the intellectual property, trade-secrets and diagnostic applications related to the Company’s PadKit technology and the lateral flow diagnostics technology. Under the MOU, the Company retains all rights and assets necessary to pursue marketing the over the counter miniform products for female hygiene and hemorrhoid treatment. If the transaction outlined in the MOU is completed, the Company would receive a $1.0 million cash payment at closing, a 15% percent ownership interest in the acquiring company and future cash payments ranging from 1.5%-2% of gross revenue generated from the Padkit and lateral flow technologies.   The MOU is subject to numerous contingencies and conditions, and there is no assurance that a transaction will be completed.

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that, except as disclosed in this note, no subsequent events occurred that are reasonably likely to impact these financial statements.