Form 10-Q
period 2017-03-31
QUANTRX BIOMEDICAL CORP
filed 2017-05-22
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Smaller reporting company	[X]
(do not check if a smaller reporting company)	[ ]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

The number of shares outstanding of the issuer’s common stock as of May 22, 2017 was 78,696,461.

-i-

PART I – FINANC IAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING.  VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS; INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016.  WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

-ii-

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,263	$691
Prepaid expenses	18,730	28,094
Total Current Assets	53,993	28,785

Investments, net of impairment of $30,051	169,948	169,948
Intangible assets, net	12,980	13,874
Total Assets	$236,921	$212,607

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$158,500	$160,671
Accrued expenses	26,889	36,342
Shareholder loans	111,000	36,000
Notes payable	1,094,579	1,059,784
Notes payable, related party	578,304	558,287
Current portion of LT notes payable	4,376	4,376
Total Current Liabilities	1,973,648	1,855,460
Notes payable, long-term	34,443	35,646
Total Liabilities	2,008,091	1,891,106

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 and 78,696,461 shares issued and outstanding, respectively	786,964	786,964
Additional paid-in capital	48,740,389	48,740,389
Accumulated deficit	(51,465,292)	(51,372,621)
Total Stockholders’ Equity (Deficit)	(1,771,170)	(1,678,499)

Total Liabilities and Stockholders’ Equity (Deficit)	$236,921	$212,607

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Expenses:

Sales, general and administrative	22,372	18,236
Professional fees	13,242	5,993
Amortization	894	2,143
Depreciation	-	273
Total Costs and Operating Expenses	36,508	26,645

Loss from Operations	(36,508)	(26,645)

Other Income (Expense):
Interest expense	(56,163)	(46,575)
Total Other Income (Expense), net	(56,163)	(46,575)

Loss Before Taxes	(92,671)	(73,220)

Provision for Income Taxes	-	-

Net Loss	$(92,671)	$(73,220)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	69,772,918

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,671)	$(73,220)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	894	2,416
(Increase) Decrease in:
Prepaid expenses	9,364	8,799
Increase (decrease) in:
Accounts payable	(2,171)	1,009
Accrued interest and expenses	45,359	35,633

Net Cash Used by Operating Activities	(39,225)	(25,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,203)	-
Proceeds from the issuance of shareholder loans	75,000	-
Net Cash Provided by Financing Activities	73,797	-

Net Increase (Decrease) in Cash and Cash Equivalents	(34,572)	(25,363)
Cash and Cash Equivalents, Beginning of Period	691	61,078

Cash and Cash Equivalents, End of Period	$35,263	$35,715

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$986	$518
Income tax paid	$-	$-

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2017.  The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company has issued two convertible promissory demand notes in connection with the MOU in the aggregate principal amount of $50,000 (the "MOU Notes"). The MOU Notes mature on September 30, 2017, accrue interest at a rate of 8% per annum, and are convertible, at the option of the holder, into that number of shares of the Company's common stock, par value $0.001 per share ("Common Stock") equal to the outstanding balance, divided by $0.10.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the three months ended March 31, 2017 and 2016, the Company had no stock compensation expense.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three month ended March 31, 2017 and 2016, the Company did not make any Black-Sholes model assumptions, as no share-based payments were made during those periods.

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

As of March 31, 2017, the Company had outstanding options exercisable for 2,352,000 shares of its Common Stock, and preferred shares convertible into 16,676,972 shares of its Common Stock, which options and preferred shares were deemed to be antidilutive for the three months ended March 31, 2017.

As of March 31, 2016, the Company had outstanding options exercisable for 2,452,000 shares of its Common Stock, and preferred shares convertible into 16,676,972 shares of its Common Stock, which options and preferred shares were deemed to be antidilutive for the three months ended March 31, 2016.

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

4.            INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of for $200,000. After the investment, QuantRx owned approximately 5% of the total issued and outstanding common stock of GMS Biotech, formerly Genomics USA, Inc. (“GUSA”). As of the end of December 31, 2016, the Company’s position had been diluted to approximately 2% of the issued and outstanding common stock of GUSA.  The investment is recorded at historical cost and is assessed at least annually for impairment. During the year ended December 31, 2016, the Company has recorded a loss of $30,051 as an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors.

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

5.            INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates consisted of the following:

	March 31, 2017 (unaudited)	December 31, 2016
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,044
NuRx licensed technology	13,200	13,200
Less: accumulated amortization	(91,264)	(90,370)
Intangibles, net	$12,980	$13,874

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

Amortization expense for the three months ended March 31, 2017 and 2016 totaled $894 and $2,143, respectively.

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

During the quarter ended March 31, 2017, the Company issued: (i) a Bridge Note to an accredited investor in the principal amount of $25,000, which Bridge Note matures on September 30, 2017, and (ii) a MOU Note in the principal amount of $25,000.

BHA Note. On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2016, and is past due as of March 31, 2017.

At March 31, 2017 and December 31, 2016, the Company’s Convertible Notes Payable are as follows:

	March 31, 2017	December 31, 2016
Notes Payable	1,094,579	1,058,784
Notes Payable, related party	578,304	558,287
Total notes payable	1,672,883	1,618,071

Notes Payable, Related Party.

As of March 31, 2017, the Company owed Michael Abrams, a director of the Company, an aggregate total of $2,178 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. As of March 31, 2017, the Company owes BHA an aggregate total of $850,495 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. Mr. Abrams is an employee of BHA.

7.            LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate. Effective January 1, 2015, the Company began a payment program whereby it would make quarterly payments towards principal and interest through the life of the loan. During the three months ended March 31, 2017, the Company made principal payments of $1,203 and payments towards accrued interest of $986. The Company recorded interest expense on this loan of $986 and $518 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and 2016, the balance of the loan payable was $38,819 and $41,190, respectively.

8.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	March 31, 2017 (unaudited)	December 31, 2016
Prepaid insurance	$18,730	$28,094
Prepaid expenses	$18,730	$28,094

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(33,506)	(33,506)
Property and equipment, net	$-	$-

Accrued expenses:
Other Accrued expenses	$26,889	36,342
Accrued expenses	$26,889	36,342

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at March 31, 2017 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. As of December 31, 2016 and March 31, 2017, the Company’s property and equipment was fully depreciated.

Expenditures for repairs and maintenance are expensed as incurred.

9.            PREFERRED STOCK

The Company has authorized 20,500,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of March 31, 2017.

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

As of March 31, 2017 and December 31, 2016, the Company had 16,676,942 shares of Series B Preferred Stock issued and outstanding with a liquidation preference of $166,769, respectively, and convertible into 16,676,942 shares of Common Stock.

10.            COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock, of which 78,696,461 were issued and outstanding at each of March 31, 2017 and December 31, 2016.

In July 2016, the Company authorized an aggregate total of 8.9 million shares of Common Stock to be issued to certain convertible note holders as payment of accrued and unpaid interest in the amount of $151,700.

During the three months ended March 31, 2017 and 2016, there were no warrants issued by the Company.  As of March 31, 2017, the Company had no warrants issued and outstanding.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  The Company did not issue any options during the three months ended March 31, 2017 or 2016.

11.            COMMITMENTS AND CONTINGENCIES

On May 28, 2014, we entered into a Consulting Services Agreement for financial related services with Mayer & Associates (“Mayer”) through November 30, 2014. Under the terms of the agreement, Mayer will receive 300,000 shares of Common Stock and four payments of $12,500. During the year ended December 31, 2014, the Company recorded expenses under this agreement totaling $50,000 of which $25,000 has been paid, additionally, the Company reserved for issuance 300,000 shares of its Common Stock in connection with this agreement. Although the Company has yet to receive proceeds sufficient to constitute an initial capital raise of $500,000, in February 2015, the Company agreed to issue 300,000 shares of Common Stock to Mayer as consideration for services rendered under the agreement.  In June 2015, the Company also authorized the issuance of an aggregate total of 286,500 shares of Common Stock to Mayer for services rendered under the Consulting Services Agreement first executed on May 28, 2014. As of March 31, 2017, the requirements under the Mayer agreement had not been met and the Company has terminated this agreement and no further compensation is due or will be paid.

On May 28, 2014, the Company entered into a Consulting Services Agreement for financial related services from JFS Investments PR LLC ( “JFS” ).  Under the terms of the agreement, JFS could receive a total of 2.5 million restricted shares of Common Stock as compensation under the agreement. In February 2015, the Company agreed to issue an initial payment of 625,003 shares as consideration for services rendered. As of September 30, 2016, the requirements under the JFS agreement had not been met, and the Company has terminated this agreement and no further compensation is due or will be paid.

12.            SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company issued a MOU Note in the principal amount of $25,000 in connection with the MOU described in Note 1, under the heading “Recent Developments.”

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that, except as disclosed herein, no subsequent events occurred that are reasonably likely to impact these financial statements.

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 17, 2017.

Recent Developments

On February 27, 2017, the Company entered into a memorandum of understanding (“MOU”) with an unrelated third party regarding the sale of certain assets of QX Labs, including the intellectual property, trade-secrets and diagnostic applications related to the Company’s PadKit technology and the lateral flow diagnostics technology. Under the MOU, the Company retains all rights and assets necessary to pursue marketing the over the counter miniform products for female hygiene and hemorrhoid treatment. If the transaction outlined in the MOU is completed, the Company would receive a $1.0 million cash payment at closing, a 15% percent ownership interest in the acquiring company and future cash payments ranging from 1.5%-2% of gross revenue generated from the Padkit and lateral flow technologies.  In May 2017, the Company received a payment of $25,000 in connection with the MOU. The MOU is subject to numerous contingencies and conditions, and there is no assurance that a transaction will be completed.

As disclosed in Note 1 to the Financial Statements contained earlier in this report, the Company has issued two convertible promissory demand notes in connection with the MOU in the aggregate principal amount of $50,000. The MOU Notes mature on September 30, 2017, accrue interest at a rate of 8% per annum, and are convertible, at the option of the holder, into that number of shares of the Company's Common Stock equal to the outstanding balance, divided by $0.10.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

The Company did not generate any revenue during the three months ended March 31, 2017 or the three months ended March 31, 2016.  The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods.  Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended March 31, 2017 and 2016 was $22,372 and $18,236, respectively.  The increase in sales, general and administrative expense for the three months ended March 31, 2017 is principally attributable to higher costs for maintaining our intellectual property portfolio in the 2017 period, as compared to the 2016 period.

Professional fees for the three months ended March 31, 2017 and 2016 were $13,242 and $5,993, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The increase in professional fees for the three months ended March 31, 2017 is directly related to higher overall costs for professional services, higher costs of legal, and accounting services during the three months ended March 31, 2017, as compared to the same period in 2016.

The Company did not incur any research and development costs during the three months ended March 31, 2017 or the three months ended March 31, 2016. The Company did not engage in any research and development efforts in the 2017 period, nor does the Company expect to engage in any research and development activity and until funding is secured and we develop a plan to commercialize its products.

Interest expense for the three months ended March 31, 2017 and 2016 was $56,163 and $46,575, respectively.  The increase in interest expense in the 2017 period compared to the 2016 period is related to a higher balance of outstanding notes payable and higher interest rate calculated using the default interest rate during the 2017 period.

The Company’s net loss for the three months ended March 31, 2017 was $92,671 compared to net loss for the three months ended March 31, 2016 of $73,220.  The increase in net losses in the three month period ending March 31, 2017 compared to the comparable periods in 2016 is due to higher expenses, including higher professional fees and sales, general and administrative expense, as discussed above.

The Company expects net loss to continue to decrease in future periods due to the current suspension of our active operations and our lack of revenue. We do not expect to recommence active operations until we are able to secure financing necessary to execute our business and operating plan, including the development and launch of its products, or to otherwise capitalize on our PAD technology.

Liquidity and Capital Resources

At March 31, 2017, the Company had cash and cash equivalents of $35,263, as compared to $691 at December 31, 2016. During the three months ended March 31, 2017, the Company used $39,225 for operating activities, compared to $25,363 used during the three months ended March 31, 2016.

During the three months ended March 31, 2017, the Company had $73,797 provided by financing activities, as compared to $0 provided by during the three months ended March 31, 2016. The overall increase in cash provided by financing activities for the three months ended March 31, 2017 is primarily attributable to shareholder loans received during the period.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At March 31, 2017 and December 31, 2016, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed on April 17, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2017, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: May 22, 2017	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer