Form 10-Q
period 2017-06-30
QUANTRX BIOMEDICAL CORP
filed 2017-08-21
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the issuer’s common stock as of August 21, 2017 was 78,696,461.

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

-ii-

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33,368	$691
Prepaid expenses	9,365	28,094
Total Current Assets	42,733	28,785

Investments, net of impairment of $30,051	169,948	169,948
Intangible assets, net	12,086	13,874
Total Assets	$224,767	$212,607

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$167,276	$160,671
Accrued expenses	17,437	36,342
Shareholder loans	86,000	36,000
Notes payable and accrued interest	1,664,175	1,059,784
Notes payable, related party and accrued interest	114,403	558,287
Current portion of LT notes payable	2,523	2,461
Total Current Liabilities	2,051,814	1,853,545
Notes payable, long-term	35,684	37,561
Total Liabilities	2,087,498	1,891,106

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Additional paid-in capital	48,740,389	48,740,389
Accumulated deficit	(51,556,853)	(51,372,621)
Total Stockholders’ Equity (Deficit)	(1,862,731)	(1,678,499)

Total Liabilities and Stockholders’ Equity (Deficit)	$224,767	$212,607

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating Expenses:
Sales, general and administrative	$17,936	$21,494	$40,308	$39,730
Professional fees	16,195	29,562	29,437	35,555
Amortization	893	2,145	1,788	4,288
Depreciation	-	275	-	548
Total Costs and Operating Expenses	35,024	53,476	71,533	80,121

Loss from Operations	(35,024)	(53,476)	(71,533)	(80,121)

Other Income (Expense):
Interest expense	(56,537)	(55,403)	(112,699)	(101,978)
Gain/(loss) on disposition	-	540	-	540
Total Other Income (Expense), net	(56,537)	(54,863)	(112,699)	(101,438)

Loss Before Taxes	(91,561)	(108,339)	(184,232)	(181,559)

Provision for Income Taxes	-	-	-	-

Net Loss	$(91,561)	$(108,339)	$(184,232)	$(181,559)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	69,772,918	78,696,461	69,772,918

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,232)	$(181,559)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,788	4,835
(Increase) Decrease in:
Prepaid expenses	18,729	17,597
Increase (decrease) in:
Accounts payable	6,605	21,136
Accrued interest and expenses	91,603	81,432

Net Cash Used by Operating Activities	(65,507)	(56,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,816)	(962)
Proceeds from the issuance of shareholder loans	50,000	-
Proceeds from the issuance of notes payable	50,000	-
Net Cash Provided (used) by financing activities	98,184	(962)

Net Increase (Decrease) in Cash and Cash Equivalents	32,677	(57,521)

Cash and Cash Equivalents, Beginning of Period	691	61,078

Cash and Cash Equivalents, End of Period	$33,368	$3,557

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$964	$986
Income tax paid	$-	$-

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

We have developed and intend to commercialize our innovative PAD based products for the over-the-counter markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We have also developed genomic diagnostics for the laboratory market, based on our patented PadKit® technology.  Our platforms include: inSync®, Unique™, PadKit®, and OEM branded over-the-counter and laboratory testing products based on our core intellectual property related to our PAD technology.

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

Our principal business line consists of our over-the-counter business (the “OTC Business”), which includes commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms, as well as maintaining established and continuing licensing relationships related to the OTC Business. We also maintain a diagnostic testing business (the “Diagnostic Business”) that is based principally on our proprietary PadKit® technology, which we believe provides a patented platform technology for genomic diagnostics, including fetal genomics. Management believes this corporate structure permits the Company to more efficiently explore options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2017.  The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

Recent Developments

Memorandum of Understanding

On February 27, 2017, the Company entered into a memorandum of understanding (“MOU”) with an unrelated third party regarding the sale of certain assets pertaining to the Company’s Diagnostic Business, including the intellectual property, trade-secrets and diagnostic applications related to the Company’s PadKit technology and the lateral flow diagnostics technology. Under the MOU, the Company retains all rights and assets necessary to pursue marketing the over the counter miniform products for female hygiene and hemorrhoid treatment. If the transaction outlined in the MOU is completed, the Company would receive a $1.0 million cash payment at closing, a 15% percent ownership interest in the acquiring company and future cash payments ranging from 1.5%-2% of gross revenue generated from the Padkit and lateral flow technologies.   The MOU is subject to numerous contingencies and conditions, and there is no assurance that a transaction will be completed.

Issuance of Promissory Notes

MOU Notes. During the six months ended June 30, 2017, the Company issued two convertible promissory demand notes in connection with the MOU in the aggregate principal amount of $50,000 (the "MOU Notes"). The MOU Notes mature on September 30, 2017, accrue interest at a rate of 8% per annum, and are convertible, at the option of the holder, into that number of shares of the Company's common stock, par value $0.001 per share ("Common Stock") equal to the outstanding balance, divided by $0.10.

2017 Bridge Notes. Subsequent to June 30, 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued convertible promissory demand notes in the aggregate principal amount of $86,000 (the “2017 Bridge Notes”). As additional consideration for the purchase of the 2017 Bridge Notes, the Company issued to the purchasers an aggregate of 860,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”).

The 2017 Bridge Notes accrue interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock, and matures on September 30, 2017. Each 2017 Bridge Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the 2017 Bridge Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of the 2017 Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the six months ended June 30, 2017 and 2016, the Company had no stock compensation expense.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the six months ended June 30, 2017 and 2016, the Company did not make any Black-Sholes model assumptions, as no share-based payments were made during those periods.

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

As of June 30, 2017, the Company had outstanding options exercisable for 2,352,000 shares of its Common Stock, and preferred shares convertible into 16,676,972 shares of its Common Stock, which options and preferred shares were deemed to be antidilutive for the six months ended June 30, 2017.

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

4.            INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of for $200,000. After the investment, QuantRx owned approximately 5% of the total issued and outstanding common stock of GMS Biotech, formerly Genomics USA, Inc. (“GUSA”). As of December 31, 2016, the Company’s position had been diluted to approximately 2% of the issued and outstanding common stock of GUSA.  The investment is recorded at historical cost and is assessed at least annually for impairment. During the year ended December 31, 2016, the Company has recorded a loss of $30,051 as an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors.

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

5.            INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates consisted of the following:

	June 30, 2017 (unaudited)	December 31, 2016
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,044
Lateral Flow Licensed Technology	13,200	13,200
Less: accumulated amortization	(92,158)	(90,370)
Intangibles, net	$12,086	$13,874

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

Amortization expense for the six months ended June 30, 2017 and 2016 totaled $1,788 and $4,288, respectively.

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

During the quarter ended March 31, 2017, the Company issued a MOU Note in the principal amount of $25,000.

During the quarter ended June 30, 2017, the Company issued a MOU Note in the principal amount of $25,000. See Note 12, Subsequent Events, below for a discussion of promissory notes issued subsequent to June 30, 2017.

BHA Note. On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2016, and is past due as of June 30, 2017. On April 1, 2017, BHA assigned the BHA Note to certain of its employees, including Michael Abrams who serves as a director of the Company, under the same terms.

At June 30, 2017 and December 31, 2016, the Company’s Convertible Notes Payable are as follows:

	June 30, 2017	December 31, 2016
Notes Payable	1,664,175	1,059,784
Notes Payable, related party	114,403	558,287
Total notes payable	1,778,578	1,618,071

Notes Payable, Related Party.

As of June 30, 2017, the Company owed Michael Abrams, a director of the Company, an aggregate total of $114,403 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. As of December 31, 2016, the Company owed Mr. Abrams an aggregate total of $2,059 and BHA an aggregate total of $556,168 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. Mr. Abrams is an employee of BHA.

On April 1, 2017, BHA assigned its the BHA Note, including all accrued but unpaid interest to its employees, and is no longer a related party note payable. As noted above, Michael Abrams, one of the Company’s directors and an employee of BHA, was assigned $50,000 of the outstanding principal amount of the BHA Note, plus all accrued but unpaid interest on such amount.

7.            LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate. Effective January 1, 2015, the Company began a payment program whereby it would make quarterly payments towards principal and interest through the life of the loan. During the six months ended June 30, 2017, the Company made principal payments of $614 and payments towards accrued interest of $481. The Company recorded interest expense on this loan of $730 and $729 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and 2016, the balance of the loan payable was $38,207 and $40,804, respectively.

8.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	June 30, 2017 (unaudited)	December 31, 2016
Prepaid insurance	$9,365	$28,094
Prepaid expenses	$9,365	$28,094

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(33,506)	(33,506)
Property and equipment, net	$-	$-

Accrued expenses:
Other Accrued expenses	$17,437	36,342
Accrued expenses	$17,437	36,342

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at June 30, 2017 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. As of December 31, 2016 and June 30, 2017, the Company’s property and equipment was fully depreciated.

Expenditures for repairs and maintenance are expensed as incurred.

9.            PREFERRED STOCK

The Company has authorized 20,500,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000. The remaining authorized preferred shares have not been designated by the Company as of June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, the Company had 16,676,942 shares of Series B Preferred Stock issued and outstanding with a liquidation preference of $166,769, respectively, and convertible into 16,676,942 shares of Common Stock. See Note 12, Subsequent Events, for a discussion of issuances of shares of Series B Preferred subsequent to June 30, 2017.

10.            COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock, of which 78,696,461 were issued and outstanding at each of June 30, 2017 and December 31, 2016.

In July 2016, the Company authorized an aggregate total of 8.9 million shares of Common Stock to be issued to certain convertible note holders as payment of accrued and unpaid interest in the amount of $151,700.

During the three months ended June 30, 2017 and 2016, there were no warrants issued by the Company.  As of June 30, 2017, the Company had no warrants issued and outstanding.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  The Company did not issue any options during the six months ended June 30, 2017 or 2016.

11.            COMMITMENTS AND CONTINGENCIES

On May 28, 2014, we entered into a Consulting Services Agreement for financial related services with Mayer & Associates (“Mayer”) through November 30, 2014. Under the terms of the agreement, Mayer will receive 300,000 shares of Common Stock and four payments of $12,500. During the year ended December 31, 2014, the Company recorded expenses under this agreement totaling $50,000 of which $25,000 has been paid, additionally, the Company reserved for issuance 300,000 shares of its Common Stock in connection with this agreement. Although the Company has yet to receive proceeds sufficient to constitute an initial capital raise of $500,000, in February 2015, the Company agreed to issue 300,000 shares of Common Stock to Mayer as consideration for services rendered under the agreement.  In June 2015, the Company also authorized the issuance of an aggregate total of 286,500 shares of Common Stock to Mayer for services rendered under the Consulting Services Agreement first executed on May 28, 2014. As of June 30, 2017, the requirements under the Mayer agreement had not been met and the Company has terminated this agreement and no further compensation is due or will be paid.

On May 28, 2014, the Company entered into a Consulting Services Agreement for financial related services from JFS Investments PR LLC (“JFS” ).  Under the terms of the agreement, JFS could receive a total of 2.5 million restricted shares of Common Stock as compensation under the agreement. In February 2015, the Company agreed to issue an initial payment of 625,003 shares as consideration for services rendered. As of September 30, 2016, the requirements under the JFS agreement had not been met, and the Company has terminated this agreement and no further compensation is due or will be paid.

12.            SUBSEQUENT EVENTS

Issuance of 2017 Bridge Notes. As disclosed under Note 1 above, subsequent to June 30, 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued 2017 Bridge Notes in the aggregate principal amount of $86,000. As additional consideration for the purchase of the 2017 Bridge Notes, the Company issued to the purchasers an aggregate of 860,000 shares of Series B Preferred. The 2017 Bridge Notes accrue interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock and matures on September 30, 2017.

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

Overview

We have developed and intend to commercialize our innovative PAD based products for the over-the-counter markets for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We have also developed genomic diagnostics for the laboratory market, based on our patented PadKit® technology.  Our platforms include: inSync®, Unique™, PadKit®, and OEM branded over-the-counter and laboratory testing products based on our core intellectual property related to our PAD technology.

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

Our principal business line consists of our over-the-counter business (the “OTC Business”), which includes commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms, as well as maintaining established and continuing licensing relationships related to the OTC Business. We also maintain a diagnostic testing business (the “Diagnostic Business”) that is based principally on our proprietary PadKit® technology, which we believe provides a patented platform technology for genomic diagnostics, including fetal genomics. Management believes this corporate structure permits the Company to more efficiently explore options to maximize the value of the Diagnostics Business and the OTC Business (collectively, the “Businesses”), with the objective of maximizing the value of the Businesses for the benefit of the Company and its stakeholders.

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

Recent Developments

Memorandum of Understanding

On February 27, 2017, the Company entered into a memorandum of understanding (“MOU”) with an unrelated third party regarding the sale of certain assets pertaining to the Company’s Diagnostic Business, including the intellectual property, trade-secrets and diagnostic applications related to the Company’s PadKit technology and the lateral flow diagnostics technology. Under the MOU, the Company retains all rights and assets necessary to pursue marketing the over the counter miniform products for female hygiene and hemorrhoid treatment. If the transaction outlined in the MOU is completed, the Company would receive a $1.0 million cash payment at closing, a 15% percent ownership interest in the acquiring company and future cash payments ranging from 1.5%-2% of gross revenue generated from the Padkit and lateral flow technologies.   The MOU is subject to numerous contingencies and conditions, and there is no assurance that a transaction will be completed.

Issuance of Promissory Notes

MOU Notes. During the six months ended June 30, 2017, the Company issued two convertible promissory demand notes in connection with the MOU in the aggregate principal amount of $50,000 (the "MOU Notes"). The MOU Notes mature on September 30, 2017, accrue interest at a rate of 8% per annum, and are convertible, at the option of the holder, into that number of shares of the Company's common stock, par value $0.001 per share ("Common Stock") equal to the outstanding balance, divided by $0.10.

2017 Bridge Notes. Subsequent to June 30, 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued convertible promissory demand notes in the aggregate principal amount of $86,000 (the “2017 Bridge Notes”). As additional consideration for the purchase of the 2017 Bridge Notes, the Company issued to the purchasers an aggregate of 860,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”).

The 2017 Bridge Notes accrue interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock, and matures on September 30, 2017. Each 2017 Bridge Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the 2017 Bridge Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of the 2017 Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 to the Three and Six Months Ended June 30, 2016

The Company did not generate any revenue during the three and six months ended June 30, 2017 or the three and six months ended June 30, 2016.  The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods.  Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended June 30, 2017 and 2016 was $17,936 and $21,494, respectively.  Sales, general and administrative expense for the six months ended June 30, 2017 and 2016 was $40,308 and $39,730, respectively.  The increase in sales, general and administrative expense for the three and six months ended June 30, 2017 is principally attributable to higher costs for maintaining our intellectual property portfolio in the 2017 period, as compared to the 2016 period.

Professional fees for the three months ended June 30, 2017 and 2016 were $16,195 and $29,562, respectively. Professional fees for the six months ended June 30, 2017 and 2016 were $29,437 and $35,555, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees for the 2017 periods compared to the 2016 periods is related to lower overall costs for professional services during the 2017 periods.

The Company did not incur any research and development costs during the three and six months ended June 30, 2017 or the three and six months ended June 30, 2016. The Company did not engage in any research and development efforts in the 2017 period, nor does the Company expect to engage in any research and development activity and until funding is secured and we develop a plan to commercialize its products.

Interest expense for the three months ended June 30, 2017 and 2016 was $56,537 and $55,403, respectively. Interest expense for the six months ended June 30, 2017 and 2016 was $112,700 and $101,978, respectively.  The increase in interest expense in the 2017 periods compared to the 2016 periods is related to a higher balance of outstanding notes payable and higher interest rate calculated using the default interest rate during the 2017 periods.

The Company’s net loss for the three months ended June 30, 2017 was $91,561 compared to net loss for the three months ended June 30, 2016 of $108,339. The Company’s net loss for the six months ended June 30, 2017 was $184,232 compared to net loss for the six months ended June 30, 2016 of $181,559.  The increase in net losses in the three and six months period ending June 30, 2017 compared to the comparable periods in 2016 is due to higher expenses, including higher professional fees and sales, general and administrative expense, as discussed above.

The Company expects net loss to continue to decrease in future periods due to the current suspension of our active operations and our lack of revenue. We do not expect to recommence active operations until we are able to secure financing necessary to execute our business and operating plan, including the development and launch of its products, or to otherwise capitalize on our PAD technology.

Liquidity and Capital Resources

At June 30, 2017, the Company had cash and cash equivalents of $33,368, as compared to $691 at December 31, 2016. During the six months ended June 30, 2017, the Company used $65,507 for operating activities, compared to $56,559 used during the six months ended June 30, 2016.

During the six months ended June 30, 2017, the Company had $98,184 provided by financing activities, as compared to $962 used during the six months ended June 30, 2016. The overall increase in cash provided by financing activities for the six months ended June 30, 2017 is primarily attributable to shareholder loans and convertible notes payable received during the period.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At June 30, 2017 and December 31, 2016, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed on April 17, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2017, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities, and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit	Description
10.1	Form of Convertible Promissory Demand Note.
31	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
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

Date: August 21, 2017	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer