Form 10-K/A
period 2016-12-31
QUANTRX BIOMEDICAL CORP
filed 2017-10-05
CIK 820608

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company Emerging growth company	[X] [ ]

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

EXPLANATORY NOTE

QuantRx Biomedical Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017 (the “Original 10-K”). The purpose of this Amendment is to include the financial statements required by Item 8 of Form 10-K, and to update the Report of Independent Registered Public Accounting Firm so as to reference the fiscal years ending December 31, 2016 and 2015. This Amendment does not amend or otherwise update any other information in the Original 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K on April 17, 2017. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

QUANTRX BIOMEDICAL CORPORATION
FORM 10-K/A

		PAGE
PART II

Item 8.	Financial Statements and Supplementary Data	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules	1

SIGNATURES		2

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

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Audited balance sheets for the years ended December 31, 2016 and 2015 and audited statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015 are included immediately following the signature page to this Amended Annual Report, beginning on page F-1.

PART IV

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

10.1	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007)
10.2	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009)
10.3	Settlement Agreement and Release, dated as of July 7, 2011, by and between the Company and NuRx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on July 8, 2011).
14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)
31*	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive and Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101..DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*         Document is filed herewith.
**       Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: October 5, 2017	By:	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: October 5, 2017	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer and Director

Date: October 5, 2017	By:	/s/ Michael Abrams
Michael Abrams, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of QuantRx Biomedical Corp.

We have audited the accompanying balance sheets of QuantRx Biomedical Corp. as of December 31, 2016 and 2015, and the related statements of operation, stockholders’ equity, and cash flows for the years then ended. QuantRx Biomedical Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantRx Biomedical Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
October 5, 2017

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