Form 10-Q
period 2017-09-30
QUANTRX BIOMEDICAL CORP
filed 2017-11-20
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer’s common stock as of November 21, 2017 was 78,696,461.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,914	$691
Prepaid expenses	-	28,094
Total Current Assets	8,914	28,785

Investments, net of impairment of $30,051	169,948	169,948
Intangible assets, net	11,193	13,874
Total Assets	$190,055	$212,607

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$170,613	$160,671
Accrued expenses	-	36,342
Shareholder loans	-	36,000
Notes payable and accrued interest	1,784,187	1,059,784
Notes payable, related party and accrued interest	117,801	558,287
Current portion of LT notes payable	3,568	2,461
Total Current Liabilities	2,076,169	1,853,545
Notes payable, long-term	35,117	37,561
Total Liabilities	2,111,286	1,891,106

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Additional paid-in capital	48,739,606	48,740,389
Stock to be issued	8,600	-
Accumulated deficit	(51,623,170)	(51,372,621)
Total Stockholders’ Equity (Deficit)	(1,921,231)	(1,678,499)

Total Liabilities and Stockholders’ Equity (Deficit)	$190,055	$212,607

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating Expenses:
Sales, general and administrative	$16,747	$13,319	$57,055	$53,049
Professional fees	15,106	12,422	44,543	47,977
Amortization	894	893	2,682	5,181
Depreciation	-	274	-	822
Total Costs and Operating Expenses	32,747	26,908	104,280	107,029

Loss from Operations	(32,747)	(26,908)	(104,280)	(107,029)

Other Income (Expense):
Interest expense	(38,252)	(55,738)	(150,951)	(157,716)
Gain/(loss) on impairment	-	(50,000)	-	(50,000)
Discount on notes payable	(7,818)	-	(7,818)	-
Gain/(loss) on disposition	12,500	-	12,500	540
Gain/(loss) on settlement of interest for common stock		16,503	-	16,503
Total Other Income (Expense), net	(33,570)	(89,235)	(146,269)	190,673

Loss Before Taxes	(66,317)	(116,143)	(250,549)	(297,702)

Provision for Income Taxes	-	-	-	-

Net Loss	$(33,317)	$(116,143)	$(250,549)	$(297,702)

Basic and Diluted Net Loss per Common Share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	$78,696,461	78,696,461	78,696,461	72,747,432

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(250,549)	$(297,702)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,681	6,003
Non-cash discount on notes payable	7,818	-
(Gain)/loss on disposition	(12,500)	-
Loss on Impairment	-	50,000
(Gain)/loss on issuance of common stock for settlement of interest payable	-	(16,503)
(Increase) Decrease in:
Prepaid expenses	28,094	26,396
Increase (decrease) in:
Accounts payable	9,943	31,056
Accrued interest and expenses	124,073	132,790

Net Cash Used by Operating Activities	(90,440)	(67,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,337)	(962)
Proceeds from the issuance of shareholder loans	-	15,000
Proceeds from the issuance of notes payable	100,000	-
Net Cash Provided (used) by financing activities	98,663	14,038

Net Increase (Decrease) in Cash and Cash Equivalents	8,223	(53,922)

Cash and Cash Equivalents, Beginning of Period	691	61,078

Cash and Cash Equivalents, End of Period	$8,914	$7,156

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$1,467	$-
Income tax paid	$-	$-

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

The continuation of our operations remains contingent on the receipt of financing required to execute our business and operating plan, which is currently focused on the commercialization of our over-the-counter PAD products either directly or through a joint venture, or other relationship intended to increase shareholder value.  In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and continuing to comply with the public company reporting requirements. No assurances can be given that we will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q.  They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2017.  The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

Recent Developments

Memorandum of Understanding. On February 27, 2017, the Company entered into a memorandum of understanding (“MOU”) with an unrelated third party regarding the sale of certain assets pertaining to the Company’s Diagnostic Business, including the intellectual property, trade-secrets and diagnostic applications related to the Company’s PadKit technology and the lateral flow diagnostics technology. Under the MOU, the Company retains all rights and assets relating to the OTC Business, which includes all assets necessary to pursue marketing the over the counter miniform products for female hygiene and hemorrhoid treatment. If the transaction contemplated by the MOU is consummated, the Company would receive gross proceeds of approximately $1.0 million at closing, a 15% percent ownership interest in the acquiring company and future cash payments ranging from 1.5%-2% of gross revenue generated from the Padkit and lateral flow technologies.   The MOU is subject to numerous contingencies and conditions, and there is no assurance that a transaction will be completed.

MOU Notes. During the nine months ended September 30, 2017, the Company issued two convertible promissory demand notes in connection with the MOU in the aggregate principal amount of $50,000 (the "MOU Notes"). The MOU Notes matured on September 30, 2017; however, the maturity date has been extended to December 31, 2017. The MOU Notes accrue interest at a rate of 8% per annum, and are convertible, at the option of the holder, into that number of shares of the Company's common stock, par value $0.001 per share ("Common Stock") equal to the outstanding balance, divided by $0.10.

Subsequent to September 30, 2017, in October 2017, the Company issued an additional MOU Note in the principal amount of $15,000.

2017 Bridge Notes. In July and August, 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued convertible promissory demand notes in the aggregate principal amount of $86,000 (the “2017 Bridge Notes”). As additional consideration for the purchase of the 2017 Bridge Notes, the Company reserved for issuance an aggregate of 860,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) to be issued to the purchasers of the 2017 Bridge Notes.

The 2017 Bridge Notes accrue interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock, and matured on September 30, 2017. The 2017 Bridge Notes are now payable on demand. Each 2017 Bridge Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the 2017 Bridge Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of the 2017 Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed.  During the nine months ended September 30, 2017 and 2016, the Company had no stock compensation expense.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the nine months ended September 30, 2017 and 2016, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

As of September 30, 2017, the Company had outstanding options exercisable for 2,352,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock, which options and preferred shares were deemed to be antidilutive for the nine months ended September 30, 2017. At September 30, 2017, the Company has reserved for issuance to certain investors, 860,000 preferred shares, convertible into 860,000 shares of its Common Stock.

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

4.            INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of GMS Biotech, formerly Genomics USA, Inc. (“GUSA”) for $200,000. After the investment, the Company owned approximately 5% of the total issued and outstanding common stock of GUSA. As of December 31, 2016, the Company’s position had been diluted to approximately 2% of the issued and outstanding common stock of GUSA.  The investment is recorded at historical cost and is assessed at least annually for impairment. During the year ended December 31, 2016, the Company recorded a loss of $30,051 as an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors.

On September 3, 2015, we entered into a non-binding letter of intent (the “Global LOI”) with Global Cancer Diagnostics, Inc., a privately held laboratory in Tempe, Arizona (“Global”), for a proposed business combination. The Global LOI had an original termination date of October 31, 2015 (the “Termination Date”), but could be terminated or extended anytime by the mutual written consent of the parties. During the quarter ended September 30, 2016, in accordance with the terms and conditions of the executed Global LOI, the Company deemed the Global LOI terminated. Accordingly, Global is obligated to issue to us a number of shares of Global’s common stock equal to 10% of its then outstanding shares of common stock, on a fully-diluted basis, as payment of the Global Advance. In addition to the share issuance, the Company is evaluating certain additional remedies related to the Global LOI and the $50,000 advance. The Company deemed the $50,000 Global Advance to be fully impaired as of September 30, 2016.

5.            INTANGIBLE ASSETS

Intangible assets as of the balance sheet dates consisted of the following:

	September 30, 2017 (unaudited)	December 31, 2016
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,044
Lateral Flow Licensed Technology	13,200	13,200
Less: accumulated amortization	(93,051)	(90,370)
Intangibles, net	$11,193	$13,874

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

Amortization expense for the nine months ended September 30, 2017 and 2016 totaled $2,681 and $5,182, respectively.

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

During each of the quarters ended March 31, 2017, and June 30, 2017, the Company issued an MOU Note in the principal amount of $25,000.

In July and August 2017, the Company issued 2017 Bridge Notes in the aggregate principal amount of $86,000. Each 2017 Bridge Note accrues interest at a rate of 10% per annum, and matured on September 30, 2017. The 2017 Bridge Notes are now payable on demand.

BHA Note. On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2016, and is past due as of September 30, 2017. On April 1, 2017, BHA assigned the BHA Note to certain of its employees, including Michael Abrams who serves as a director of the Company, under the same terms.

At September 30, 2017 and December 31, 2016, the Company’s Convertible Notes Payable are as follows:

	September 30, 2017	December 31, 2016
Notes Payable	1,784,187	1,059,784
Notes Payable, related party	117,801	558,287
Total notes payable	1,901,988	1,618,071

Notes Payable, Related Party.

As of September 30, 2017, the Company owed Michael Abrams, a director of the Company, an aggregate total of $117,801 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. As of December 31, 2016, the Company owed Mr. Abrams an aggregate total of $2,059 and BHA an aggregate total of $556,168 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. Mr. Abrams is an employee of BHA.

On April 1, 2017, BHA assigned its the BHA Note, including all accrued but unpaid interest to its employees, and is no longer a related party note payable. As noted above, Michael Abrams, one of the Company’s directors and an employee of BHA, was assigned $50,000 of the outstanding principal amount of the BHA Note, plus all accrued but unpaid interest on such amount.

7.            LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate. Effective January 1, 2015, the Company began a payment program whereby it would make quarterly payments towards principal and interest through the life of the loan. During the nine months ended September 30, 2017, the Company made principal payments of $1,815 and payments towards accrued interest of $1,467. The Company recorded interest expense on this loan of $1,941 and $1,538 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, the balance of the loan payable was $38,685 and $40,022, respectively.

8.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expenses:	September 30, 2017 (unaudited)	December 31, 2016
Prepaid insurance	$-	$28,094
Prepaid expenses	$-	$28,094

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(33,506)	(33,506)
Property and equipment, net	$-	$-

Accrued expenses:
Other Accrued expenses	$0	36,342
Accrued expenses	$0	36,342

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at September 30, 2017 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. As of December 31, 2016 and September 30, 2017, the Company’s property and equipment was fully depreciated.

Expenditures for repairs and maintenance are expensed as incurred.

9.            PREFERRED STOCK

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000. The remaining authorized preferred shares have not been designated by the Company as of September 30, 2017.

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

As disclosed under Note 1 above, in July and August, 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued 2017 Bridge Notes in the aggregate principal amount of $86,000. As additional consideration for the purchase of the 2017 Bridge Notes, the Company has reserved for issuance an aggregate of 860,000 shares of Series B Preferred to be issued the purchasers of the 2017 Bridge Notes. The Company has valued the Series B Preferred and has recorded a discount on the 2017 Bridge Notes of $7,818 which was amortized in full during the three months ended September 30, 2017.

As of September 30, 2017 and December 31, 2016, the Company had 16,676,942 shares of Series B Preferred issued and outstanding with a liquidation preference of $166,769, respectively, and convertible into 16,676,942 shares of Common Stock.

10.            COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock, of which 78,696,461 were issued and outstanding at each of September 30, 2017 and December 31, 2016.

In July 2016, the Company authorized an aggregate total of 8.9 million shares of Common Stock to be issued to certain convertible note holders as payment of accrued and unpaid interest in the amount of $151,700.

During the three months ended September 30, 2017 and 2016, there were no warrants issued by the Company.  As of September 30, 2017, the Company had no warrants issued and outstanding.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term.  The Company did not issue any options during the nine months ended September 30, 2017 or 2016.

11.            SUBSEQUENT EVENTS

In October 2017, the Company issued an additional MOU Note in the principal amount of $15,000.

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

The continuation of our operations remains contingent on the receipt of financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture, or other relationship intended to increase shareholder value.  In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and continuing to comply with the public company reporting requirements. No assurances can be given that we will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

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

Recent Developments

Memorandum of Understanding

On February 27, 2017, the Company entered into a memorandum of understanding (“MOU”) with an unrelated third party regarding the sale of certain assets pertaining to the Company’s Diagnostic Business, including the intellectual property, trade-secrets and diagnostic applications related to the Company’s PadKit technology and the lateral flow diagnostics technology. Under the MOU, the Company retains all rights and assets related to the OTC Business, which includes all assets necessary to pursue marketing the over the counter miniform products for female hygiene and hemorrhoid treatment. If the transaction contemplated by the MOU is consummated, the Company would receive gross proceeds of approximately $1.0 million at closing, a 15% percent ownership interest in the acquiring company and future cash payments ranging from 1.5%-2% of gross revenue generated from the Padkit and lateral flow technologies.   The MOU is subject to numerous contingencies and conditions, and there is no assurance that a transaction will be completed.

Issuance of Promissory Notes

MOU Notes. During the nine months ended September 30, 2017, the Company issued two convertible promissory demand notes in connection with the MOU in the aggregate principal amount of $50,000 (the "MOU Notes"). The MOU Notes matured on September 30, 2017; however, the maturity date has been extended to December 31, 2017. The MOU Notes accrue interest at a rate of 8% per annum, and are convertible, at the option of the holder, into that number of shares of the Company's common stock, par value $0.001 per share ("Common Stock") equal to the outstanding balance, divided by $0.10.

Subsequent to September 30, 2017, in October 2017, the Company issued an additional MOU Note in the principal amount of $15,000.

2017 Bridge Notes. Subsequent to June 30, 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued convertible promissory demand notes in the aggregate principal amount of $86,000 (the “2017 Bridge Notes”). As additional consideration for the purchase of the 2017 Bridge Notes, the Company has reserved for issuance an aggregate of 860,000 shares of Series B Convertible Preferred Stock, (“Series B Preferred”), to be issued the purchasers of the 2017 Bridge Notes.

The 2017 Bridge Notes accrue interest at a rate of 10% per annum, payable in either cash or shares of the Company’s Common Stock, and matured on September 30, 2017. The 2017 Notes are currently payable on demand. Each 2017 Bridge Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the 2017 Bridge Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event the Company completes an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of the 2017 Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2016.

The Company did not generate any revenue during the three and nine months ended September 30, 2017 or the three and nine months ended September 30, 2016.  The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods.  Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended September 30, 2017 and 2016 was $16,747 and $13,319, respectively.  Sales, general and administrative expense for the nine months ended September 30, 2017 and 2016 was $57,055 and $53,049, respectively.  The increase in sales, general and administrative expense for the three and nine months ended September 30, 2017 is principally attributable to higher costs for maintaining our intellectual property portfolio in the 2017 period, as compared to the 2016 period.

Professional fees for the three months ended September 30, 2017 and 2016 were $15,106 and $12,422, respectively. Professional fees for the nine months ended September 30, 2017 and 2016 were $44,543 and $47,977, respectively.  Professional fees include the costs of legal, consulting and auditing services provided to us.  The decrease in professional fees for the 2017 periods compared to the 2016 periods is related to lower overall costs for professional services during the 2017 periods.

The Company did not incur any research and development costs during the three and nine months ended September 30, 2017 or the three and nine months ended September 30, 2016. The Company did not engage in any research and development efforts in the 2017 period, nor does the Company expect to engage in any research and development activity and until funding is secured and we develop a plan to commercialize its products.

Interest expense for the three months ended September 30, 2017 and 2016 was $38,352 and $55,738, respectively. Interest expense for the nine months ended September 30, 2017 and 2016 was $150,951 and $157,716, respectively.  The decrease in interest expense in the 2017 periods compared to the 2016 periods is related to a higher balance of outstanding notes payable and higher interest rate calculated using the default interest rate during the 2016 periods.

During the three and nine months ended September 30, 2017, the Company recorded amortization expense of $7,818 related to the discount on the 2017 Bridge Notes.

During the three and nine months ended September 30, 2017, the Company recorded a gain on a disposition in the amount of $12,500 related to a previously accrued liability under a contract that was terminated.

The Company’s net loss for the three months ended September 30, 2017 was $66,317 compared to net loss for the three months ended September 30, 2016 of $116,143. The Company’s net loss for the nine months ended September 30, 2017 was $250,549 compared to net loss for the nine months ended September 30, 2016 of $297,702.  The decrease in net losses in the three and nine months period ending September 30, 2017 compared to the comparable periods in 2016 is due to higher expenses, including higher professional fees and sales, general and administrative expense, as discussed above.

The Company expects net loss to continue to decrease in future periods due to the current suspension of our active operations and our lack of revenue. We do not expect to recommence active operations until we are able to secure financing necessary to execute our business and operating plan, including the development and launch of its products, or to otherwise capitalize on our PAD technology.

Liquidity and Capital Resources

At September 30, 2017, the Company had cash and cash equivalents of $8,914, as compared to $7,156 at September 30, 2016. During the nine months ended September 30, 2017, the Company used $90,440 for operating activities, compared to $67,960 used during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, the Company had $98,663 provided by financing activities, as compared to $14,038 during the nine months ended September 30, 2016. The overall increase in cash provided by financing activities for the nine months ended September 30, 2017 is primarily attributable to the issuance of the 2017 Bridge Notes during the period.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At September 30, 2017 and December 31, 2016, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITE M 1.  Legal Proceedings

As of the date hereof, there are no additional material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed on April 17, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2017, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITE M 2.  Unregistered Sales of Equity Securities, and Use of Proceeds

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

Date: November 20, 2017	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer