Form 10-K
period 2017-12-31
QUANTRX BIOMEDICAL CORP
filed 2018-04-17
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017):  $529,337

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 17, 2018: 78,696,461 shares.

QUANTRX BIOMEDICAL CORPORATION
FORM 10-K

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS HERETO OR INCORPORATED BY REFERENCE HEREIN, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN THE SECTION TITLED “RISK FACTORS” HEREIN. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

PART I

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “QuantRx,” and “Company” refer to QuantRx Biomedical Corporation, unless the context otherwise requires.

ITEM 1.  Business

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 10190 SW 90th Avenue, Tualatin, Oregon 97123.

Overview

We have developed and are working towards commercializing our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing and intend to commercialize genomic diagnostics for the laboratory market, based on our lateral flow patents. Our platforms include: inSync®, UniqueTM, and OEM branded over-the-counter and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include the issuance of debt and/or equity securities. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

Our principal business line consists of over-the-counter commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as maintaining established and continuing licensing relationships related to these products. We also own certain diagnostic testing technology  (the “Diagnostic Business”) that is based on the Company’s lateral flow patents. Management believes this corporate structure permits the Company to more efficiently explore options to maximize the value of the Company’s products and intellectual property portfolio, with the objective of maximizing the value of the Businesses for the benefit of the Company and its shareholders.

The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) commercialize its over the-counter products either directly or through joint ventures, mergers or similar transactions intended to capitalize on potential commercial opportunities; (ii) contract manufacturing of its over-the counter products to third parties while maintaining control over the manufacturing process; (iii) maintain the Company’s intellectual property portfolio with respect to patents and licenses pertaining to both the OTC Business and the Diagnostics Business; and (iv) maximize the value of the Company’s investments in non-core assets. As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Recent Developments

Preprogen Transaction. On December 15, 2017 (“Closing Date”), as earlier contemplated in a memorandum of understanding (“MOU”) entered into by the parties on February 27, 2017, the Company executed an agreement with Preprogen LLC (“Preprogen”), pursuant to which the parties agreed to the sale, assignment, and license-back of certain assets of the Company pertaining to its Diagnostic Business (the “Purchased Assets”). Under this agreement, the Company retains all rights and assets relating to the OTC Business, which includes all assets necessary to pursue marketing the over the counter miniform products for female hygiene and hemorrhoid treatment.

As set forth in the Asset Purchase Agreement (“APA”) executed by the parties, as consideration for the sale, assignment and transfer of the Purchased Assets (the “Preprogen Transaction”) on the Closing Date, Preprogen (A) paid to the Company $1.0 million (“Cash Amount”) as follows: (i) approximately $38,000 was paid to the City of Portland to payoff certain indebtedness owed by the Company to the City of Portland, (ii) $65,000 principal amount of  notes held by Preprogen was credited toward the purchase price as a result of the cancellation and termination of those certain promissory notes payable to Preprogen by the Company, which notes were issued to Preprogen in connection with the earlier MOU, and (iii) the remaining balance was paid to the Company in cash at closing (the “Closing Balance”); and (B) issued to the Company that number of membership interests in Preprogen equal to 15% of the issued and outstanding membership interests in Preprogen on a fully diluted basis as of the Closing Date. Under the terms of the APA, Preprogen is obligated to pay to the Company such additional amounts calculated based on the aggregate gross revenue generated by Preprogen from the sale of products after the Closing Date that utilize, or royalty payments or licensing fees received by Preprogen with respect to, the Purchased Assets, if any, as more particularly set forth in the APA.

At closing, and as required by the APA, the Company deposited $400,000 of the Cash Balance in escrow, which funds shall be used to fund up to 50% of the costs incurred by Preprogen in connection with the development and manufacturing of materials to be used by the Company for its over the counter miniform products and to be used by Preprogen for diagnostic products related to the Purchased Assets. As additional consideration for the Purchased Assets, the Company issued a warrant to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at an exercise price of $0.05 per share (the “Warrant”). The Warrant is immediately exercisable and expires on December 14, 2022.

2017 Bridge Notes. In July and August 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued convertible promissory demand notes in the aggregate principal amount of $86,000 (the “2017 Bridge Notes”). As additional consideration for the purchase of the 2017 Bridge Notes, the Company reserved for issuance an aggregate of 860,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) to be issued to the purchasers of the 2017 Bridge Notes.

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

Our Business

Management’s objective is to develop the Company’s innovative PAD based products through genomic testing, although commercialization efforts are conditioned upon securing adequate financing. Assuming the availability of adequate working capital, the Company’s objective is to target significant market opportunities for its products through the following platforms.

PAD/ Health and Wellness

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

Lateral Flow Diagnostics

               The Company’s Diagnostic Business is focused on the development RapidSense® point-of-care testing products and and related oral fluid collection technologies based on the Company’s core intellectual property related to lateral flow methods, devices, and processes for the consumer and healthcare professional markets.

Product and Product Candidates

The Company has historically operated under a two-fold product development strategy: (i) maximize the value of internally developed products that are market-ready for near-term distribution, and (ii) aggressively develop technology platforms for products the Company believes will address medical diagnostic and treatment issues into the future.

When introducing its PAD product lines and other products, the Company sought to align itself with experienced marketing partners that have established distribution channels. The Company teamed with a manufacturing partner in Asia, as well as niche United States manufacturers, in order to bring products to market in an efficient manner while controlling product quality. The Company is currently evaluating new manufacturing relationships in the U.S., consistent with the terms of the Preprogen APA.

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

The Unique® miniform is available as a treated pad for the temporary relief of the itch and discomfort associated with hemorrhoids and minor vaginal infection, and as an untreated pad, for the daily protection of light urinary, vaginal or anal leakage.

While the Company initiated a limited web-based domestic roll-out of the Unique® miniform, it is in search of a strategic partnership(s) to expand the retail availability of the product across the United States and internationally.

The Company has significant experience manufacturing its miniform and a clear understanding of its costs. The miniform technology is protected by numerous patents covering various applications, the manufacturing process, and certain materials. The Company previously contracted with a firm based in Taiwan to manufacture its PADs, although the manufacturing relationship is currently suspended due to the Company’s financial condition and pending the development of a financing and operation plan that allows the Company to re-commence active operations.

Lateral Flow Diagnostics

The Company developed and patented the RapidSense technology - a one-step lateral flow test with unique features such as a positive indication for a positive test – which allows the Company to target quantified point-of-care (“POC”) diagnostics previously limited to the diagnostic laboratory. These applications include, but are not limited to, thyroid disease, therapeutic drug monitoring, cancer diagnostics, diagnosis of cardiac disease, and other critical tests. This rapid POC diagnostic technology is ideal for testing any body fluid, including whole blood, serum, oral fluids and urine. The Company also patented innovative oral fluid collection devices specifically designed for its RapidSense technology. These distinctive collection devices coupled with RapidSense and the reader platform is intended to ultimately enable us to target the large and growing markets for diagnostics using oral sample collections which have previously been limited to blood or urine testing.

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

Any product candidates that we successfully develop, which are cleared for sale by the FDA or similar international regulatory authorities in other countries, may compete with similar products currently available or that may become available in the future. Most of our competitors have substantially greater capital resources than we have, and greater capabilities and resources for research, conducting preclinical studies and clinical trials, regulatory affairs, manufacturing, marketing and sales. As a result, we may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product. In addition, given our current lack of working capital, our competitors will have the opportunity to capture market opportunities missed by the Company as we attempt to secure additional financing necessary to commercialize our products.

Raw Materials and Manufacturing

The Company currently does not have manufacturing capacity for any of its products, and therefore has historically contracted for the manufacturing of its products to third-party manufacturers, both in and outside the United States. All manufactured products are produced under FDA mandated Good Manufacturing Practices standard operating procedures developed and controlled by the Company’s quality system, which specifies approved raw materials, vendors, and manufacturing methodology. During the quarter ended June 30, 2012, the Company’s operations were inspected by the FDA and found to be in full compliance.

Intellectual Property Rights and Patents

As of December 31, 2017, the Company had nine (9) patents issued and five (5) licensed patents. Our issued patents expire between 2018 and 2030; however, the Company may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development.  The Company also four (4) registered U.S. and foreign trademarks.

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

Licensing, Distribution and Development Agreements

As noted under “Recent Developments” above, on December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of certain assets of the Company, including rights to use the intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets.

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

All of our over-the-counter products derived from the miniform technology, including Unique®, are currently classified as Class I – exempt devices, requiring written notification to the FDA before marketing.

In addition, the FD&C Act requires device manufacturers to obtain a new FDA 510(k) clearance when there is a substantial change or modification in the intended use of a legally marketed device, or a change or modification, including product enhancements, changes to packaging or advertising text and, in some cases, manufacturing changes, to a legally marketed device that could significantly affect its safety or effectiveness. Supplements for approved PMA devices are required for device changes, including some manufacturing changes that affect safety or effectiveness, or disclosure to the consumer, such as labeling. For devices marketed pursuant to 510(k) determinations of substantial equivalence, the manufacturer must obtain FDA clearance of a new 510(k) notification prior to marketing the modified device. For devices marketed with PMA, the manufacturer must obtain FDA approval of a supplement to the PMA prior to marketing the modified device. Such regulatory requirements may require the Company to retain records for up to seven years, and to be subject to periodic regulatory review and inspection of all facilities and documents by the FDA.

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

Additionally, the Centers for Medicare & Medicaid Services (“CMS”) regulates all laboratory testing (except research) performed on humans in the U.S. pursuant to the Clinical Laboratory Improvement Amendments (“CLIA”). In total, CLIA covers approximately 225,000 laboratory entities. The Division of Laboratory Services, within the Survey and Certification Group, under the Office of Clinical Standards and Quality (“OCSQ”) has the responsibility for implementing the CLIA Program.

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

Research and Development Activities

The Company did not engage in any research and development efforts during the years ended December 31, 2017 and 2016, nor does the Company expect to engage in any research and development activity until funding is secured and we develop a plan to commercialize our products.

Employees

As of December 31, 2017, we had no employees; however, we have four part-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect our intellectual property portfolio and other assets.

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

As of the year ended December 31, 2017, the Company had an accumulated deficit of $50,503,482. Our losses resulted principally from general and administrative costs relating to our operations. Currently, we are not generating any revenue from operations, and we will incur substantial and increasing losses in 2018. Historically, we have financed our operations with the proceeds from issuances of equity and debt securities, including, most recently, issuances of promissory notes. In the past, we also provided for our cash needs by issuing shares of our Common Stock, options and warrants as payment for certain operating costs, including consulting and professional fees, as well as divesting our minority equity interests and equity-linked investments. In addition, in the fiscal year ended December 31, 2017, we received a large cash payment in exchange for the sale and transfer of certain assets to Preprogen.

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

Our ability to re-commence and support operations and continue as a going concern is dependent upon raising adequate financing. We may not be able to obtain such capital on a timely basis or under commercially reasonable terms, if at all.

We expect that the capital required to re-commence our operations will be substantial, and the extent of this need will depend on many factors, some of which are beyond our control, including the continued development of our product candidates; the costs associated with maintaining, protecting and expanding our patent and other intellectual property rights; future payments, if any, received or made under existing or possible future collaborative arrangements; the timing of regulatory approvals needed to market our product candidates; and market acceptance of our products. Although we are pursuing various funding and related options to re-commence operations and, ultimately, commercialize our innovative PAD-based products, management has been unsuccessful to date in securing sufficient financing. There can be no assurance that we will be successful in our efforts to obtain adequate financing. Should we be unable to raise adequate financing or generate revenue in the future, our business prospects would be materially and adversely harmed. As a result, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern.

We have promissory notes in the aggregate principal amount of approximately $1.9 million outstanding that are all currently due and payable on demand. In the event that demand for repayment is made, and we are not able to raise sufficient capital to pay such notes or otherwise restructure the same, we will be in default and will not be able to continue as a going concern.

Currently, we have promissory notes with a principal amount aggregating approximately $1.9 million outstanding, all of which approximately are now due and payable on demand. In the event the holders demand repayment and we are unable to pay such notes or restructure the notes, the notes will be in default, and the Company may not be able to continue as a going concern.

Assuming the Company is able to successfully develop a financing and operating plan, and therefore re-commence operations, there is no assurance that the Company’s products will gain market acceptance.

Efforts to commercialize our products are conditioned upon the development of a financing and operating plan that allows us to re-commence operations. Assuming the successful development of such a plan, our success will depend in substantial part on the extent to which our products achieve market acceptance. We cannot predict or guarantee that physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any of our products.

We face intense competition, including competition from entities that are more established and may have greater financial resources than we do, which may make it difficult for us to establish and maintain a viable market presence.

If successfully brought into the marketplace, any of our products will likely compete with several existing products. We anticipate that we will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those by us. Competitive products may render our products obsolete or noncompetitive prior to our recovery of development and commercialization expenses.

Many of our competitors also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than us, which would have a material adverse effect on the Company.

If we fail to establish marketing and sales capabilities or fail to enter into effective sales, marketing and distribution arrangements with third parties, we may not be able to successfully commercialize our products.

Upon re-commencement of operations, we will be primarily dependent on third parties for the sales, marketing and distribution of our products. We may enter into various agreements providing for the commercialization of our product candidates. We intend to sell our product candidates primarily through third parties and establish relationships with other companies to commercialize them in other countries around the world. We currently have no internal sales and marketing capabilities, and only a limited infrastructure to support such activities. Therefore, our future profitability will depend in part on our ability to enter into effective marketing agreements. To the extent that we enter into sales, marketing and distribution arrangements with other companies to sell our products in the United States or abroad, our product revenues will depend on their efforts, which may not be successful.

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

Our success will be dependent upon licenses and proprietary rights we receive from other parties, and on any patents we may obtain.

Our success will depend in large part on our ability and that of our licensors to (i) maintain license and patent protection with respect to our products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others, and (v) maintain and obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries.

The patent positions of biomedical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we, or our licensors, have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications, or that claims allowed will be sufficient to protect the technology licensed to us. In addition, we cannot be certain that any patents issued to or licensed by us will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide us with competitive advantages.

Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which hawse have rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, which may affect our rights. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. There can be no assurance that our patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on us pending resolution of the disputed matters.

We may also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that we will have adequate remedies for any breach, or that trade secrets will not otherwise become known or be independently discovered by our competitors.

Protecting our proprietary rights is difficult and costly.

The patent positions of biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies’ patents or whether we may infringe or be infringing these claims. Patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

We currently do not have any full-time employees, resulting from our objective of substantially reducing expenses. At such time as we re-commence operations, we may be unable to attract skilled personnel and maintain key relationships.

The success of our business will depend, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense among numerous pharmaceutical and biotechnology companies, universities and other research institutions. As a result of the suspension of the development of our PAD based products, we do not have any full-time employees, and currently rely on consultants and/or contract managers to manage the business and operations of the Company. There can be no assurance that we will be able to attract and retain skilled personnel at such time as we re-commence operations, and the failure to do so would have a material adverse effect on the Company.

The Company may not be able to efficiently develop manufacturing capabilities or contract for such services from third parties on commercially acceptable terms.

We have established relationships with third-party manufacturers for the commercial production of our products, which relationships have been suspended due to the suspension of direct, active operations. There can be no assurance that we will be able to reestablish or maintain relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture our products on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA.

Our dependence upon third parties for the manufacture of our products may adversely affect future costs and the ability to develop and commercialize our products on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our products or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such products. Any failure to establish relationships with third parties for our manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company. Additionally, we may rely upon foreign manufacturers. Any event which negatively impacts these manufacturing facilities, manufacturing systems or equipment, or suppliers, including, among others, wars, terrorist activities, natural disasters and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products.

In the future, we anticipate that we will need to obtain additional or increased product liability insurance coverage and it is uncertain that such increased or additional insurance coverage can be obtained on commercially reasonable terms.

Our business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against us. We have obtained insurance coverage; however, there can be no assurance that we will be able to obtain additional product liability insurance on commercially acceptable terms or that we will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against us could have a material adverse effect on the Company.

Insurance coverage is increasingly more difficult to obtain or maintain.

Obtaining insurance for our business, property and products is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that cost in excess of our insurance limits. Furthermore, any first- or third-party claims made on any of our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

The market price of our shares, like that of many biotechnology companies, is highly volatile.

Market prices for our Common Stock and the securities of other medical and biomedical technology companies have been highly volatile and may continue to be highly volatile in the future. Factors such as announcements of technological innovations or new products by us or our competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general can have a significant impact on any future market for our Common Stock.

Trading of our Common Stock is limited, which may make it difficult for you to sell your shares at times and prices that you feel are appropriate.

Trading of our Common Stock, which is conducted on the OTC:PINK, has been limited. This adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts and the media’s coverage of us. This may result in lower prices for our Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our Common Stock.

The issuance of shares of our preferred stock may adversely affect our Common Stock.

Our Board of Directors is authorized to designate one or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without any action by the stockholders. The designation and issuance of such shares of our preferred stock may adversely affect our Common Stock if the rights, preferences and privileges of such preferred stock (i) restrict the declaration or payment of dividends on our Common Stock, (ii) dilute the voting power of our Common Stock, (iii) impair the liquidation rights of our Common Stock, or (iv) delay or prevent a change in control of the Company from occurring, among other possibilities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.  PROPERTIES

We did not maintain a corporate headquarters during the year ended December 31, 2017 or 2016, nor do we have any further obligation under any prior lease agreements. We currently plan to transfer operations to a new facility pending obtaining financing to re-commence operations.

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our Common Stock trades on the OTC:PINK under the symbol “QTXB.” The prices below are based on high and low reported sales prices as reported by the OTC Markets during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2017
Fourth Quarter	$0.018	$0.003
Third Quarter	$0.010	$0.003
Second Quarter	$0.020	$0.006
First Quarter	$0.022	$0.007

Year ended December 31, 2016
Fourth Quarter	$0.014	$0.007
Third Quarter	$0.018	$0.007
Second Quarter	$0.024	$0.011
First Quarter	$0.029	$0.018

Stockholders

As of December 31, 2017, there were approximately 259 shareholders of record of our Common Stock, one of which was Cede & Co., a nominee for the Depository Trust Company (“DTC”). Shares of Common Stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not declared nor paid any cash dividends on our Common Stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year ended December 31, 2017 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have developed and are working towards commercializing our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing genomic diagnostics for the laboratory market, based on certain patented our lateral flow patents. Our platforms include: inSync®, UniqueTM, and OEM branded over-the-counter and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include the issuance of debt and/or equity securities. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

Our principal business line consists of our OTC Business, which includes commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms, as well as maintaining established and continuing licensing relationships related to the OTC Business. We also own  certain diagnostic testing technology  (the “Diagnostic Business”) that is based on the Company’s lateral flow patents. Management believes this corporate structure permits the Company to more efficiently explore options to maximize the value of the Businesses, with the objective of maximizing the value of the Businesses for the benefit of the Company and its shareholders.

The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) commercialize its over the-counter products either directly or through joint ventures, mergers or similar transactions intended to capitalize on potential commercial opportunities; (ii) contract manufacturing of its over-the counter products to third parties while maintaining control over the manufacturing process; (iii) maintain the Company’s intellectual property portfolio with respect to patents and licenses pertaining to both the OTC Business and the Diagnostics Business; and (iv) maximize the value of the Company’s investments in non-core assets. As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Our Results of Operations

The Company did not generate any revenue during the years ended December 31, 2017 or 2016. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the 2017 and 2016 periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Total costs and operating expenses for the years ended December 31, 2017 and 2016 were $165,171 and $138,839, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Sales, general and administrative	$74,015	$75,434
Professional fees	$80,300	$56,231
Other operating expense, net	$10,856	$7,174

Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The decrease in sales, general and administrative expenses in the year ended December 31, 2017 compared to the year ended December 31, 2016 is principally attributable to lower costs for stock registrar and facility costs, partially offset by higher costs for Directors and Officers Liability Insurance.

Professional fees include the costs of legal, consulting and auditing services provided to us, each of which were higher in the 2017 period, as compared to the 2016 period. The period over period increase in professional fees is directly related to higher overall costs for legal and professional services over the 2016 period. The increase in legal fees in the 2017 period are directly related to documentation and legal services provided in connection with the sale of assets in December 2017.

The Company did not incur any research and development costs during the years ended December 31, 2017 or 2016 and did not engage in any research and development efforts in the 2017 or 2016 periods. The Company does not expect to engage in any research and development activity until funding is secured and we develop a plan to commercialize our products.

              Other operating expense for the years ended December 31, 2017 and 2016 was $10,856 and $7,174, respectively. The increase in other operating expense is attributable to amortization of the remaining unamortized costs on the Company’s patents as of December 31, 2017.

Other income and expense for the years ended December 31, 2017 and 2016 include expenses of $1,034,310 and $259,155, respectively. Highlights of the major components of other income and expense our results of operations are detailed and discussed below:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Gain on the sale of assets	$1,444,989	$-
Interest expense	$(245,413)	$(196,146)
Loss on impairment	$(169,948)	$(80,052)
Gain (loss) on conversion of shares	$-	$16,503
Gain (loss) on settlement of accounts payable	$12,500,	$540
Amortization of debt discount to interest expense	$(7,818)	$-

During the year ended December 31, 2017, the Company recorded a gain on from the transaction with Preprogen totaling $1,444,989. Included in the calculation of the gain on the asset sale is the $1,000,000 in proceeds from the sale of the Purchased Assets plus the valuation of the Company’s ownership of 15% of Preprogen’s outstanding membership units, valued at $500,000. Partially offsetting the gain are expenses recorded for the valuation of the warrant issued to Preprogen to purchase 15,000,000 shares of the Company’s Common Stock, valued at $51,992 as of the date of the sale, and other costs totaling approximately $4,900.

During the year ended December 31, 2017, interest expense increased to $245,413 from $196,146 for the 2016 period. The increase in interest expense in the 2017 period compared to the 2016 period is primarily related to a higher balance of outstanding notes payable and higher interest rate calculated using the default interest rate during the 2017 periods.

During the years ended December 31, 2017 and 2016, the Company recorded a non-cash expense of $169,948 and $80,052, respectively, due to impairment of certain assets during the periods.

During the years ended December 31, 2017 and 2016, the Company recorded a net gain on the settlement of accounts payable of $12,500 and a net loss of $540, respectively.

During the year ended December 31, 2017, the Company recorded interest expense related to the discount on convertible notes.

Net profit for the 2017 period was $869,139, compared to a net loss of $397,994 reported for the 2016 period. The net income in the 2017 period is primarily attributable to the gain from the transaction with Preprogen, offset by operating expenses incurred in the period.

Although the Company anticipates that it will likely incur net loss in future periods, the Company expects such net loss to decrease in future periods due to the current suspension of our active operations and our lack of revenue. We do not expect to re-commence active operations until we are able to secure financing necessary to execute our business and operating plan, including the development and launch of our products, or to otherwise capitalize on our PAD technology.

Liquidity and Capital Resources

At December 31, 2017, the Company had cash and cash equivalents of $460,111, as compared to $691 at December 31, 2016.

During the year ended December 31, 2017, cash used for operating activities was $150,613, compared to $94,643 during the year ended December 31, 2016. The net overall increase in cash used for operating activities during the year ended December 31, 2017, is attributable to a higher balance of unpaid interest expense on convertible notes payable.

Cash provided by investing activities during the year ended December 31, 2017 was $496,945, which was attributable to the transaction with Preprogen.

Cash provided by financing activities during the year ended December 31, 2017 was $113,088 as compared to $34,256 during the year ended December 31, 2016. The overall increase in cash provided by financing activities for the year ended December 31, 2017 is primarily attributable to the issuance of the 2017 Bridge Notes received during the period.

The Company has not generated sufficient revenues from operations to meet its operating expenses. The Company requires additional funding to complete the development and launch of its products, or to otherwise capitalize on its PAD technology. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees. In addition, in the fiscal year ended December 31, 2017, the Company received a cash payment from Preprogen as consideration for the sale and transfer of the Purchased Assets.

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

The Company believes that the ability of the Company to re-commence operations, and therefore continue as a going concern, is dependent upon its ability to do any or all of the following:

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

Impairment of Assets

We assess the impairment of long-lived assets, including our other intangible assets, at least annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At December 31, 2017 and 2016, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

Transactions with Related Parties

As of December 31, 2017, the Company owed Michael Abrams, a director of the Company, an aggregate total of $120,611 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. As of December 31, 2016, the Company owed Mr. Abrams an aggregate total of $2,059 and Burnham Hill Advisors, LLC (“BHA”) an aggregate total of $556,168 for outstanding principal and accrued and unpaid interest on certain Bridge Notes (the “BHA Notes”). Mr. Abrams is an employee of BHA.

On April 1, 2017, BHA assigned the BHA Notes, including all accrued but unpaid interest to its employees, and is no longer a related party note payable. As noted above, Michael Abrams, one of the Company’s directors and an employee of BHA, was assigned $100,000 of the outstanding principal amount of the BHA Notes, plus all accrued but unpaid interest on such amount.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited balance sheets for the years ended December 31, 2017 and 2016 and audited statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2017 and 2016 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the U.S. as of December 31, 2017. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—2013 Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2010 Annual Report on Form 10-K.

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

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the Company’s executive officers and directors:

Directors and Executive Officers	Age	Position
Dr. Shalom Hirschman	81	Chief Executive Officer, Principal Accounting Officer and Chairman of the Board
Michael Abrams	48	Director

Shalom Hirschman, M.D. was appointed Chief Executive Officer and Principal Accounting Officer on December 31, 2010, and has served as a Director of the Company since September 2005. Dr. Hirschman was Professor of Medicine, Director of the Division of Infectious Diseases and Vice-Chairman of the Department of Medicine at Mt. Sinai School of Medicine and the Mount Sinai Hospital. He spent nearly three decades at Mt. Sinai until his retirement in 2004. He then became the CEO, President and Chief Scientific Officer of Advanced Viral Research Corp., from which he retired in 2004.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that all persons subject to the reporting requirements pursuant to Section (16)(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a code of ethics, which applies to all of our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Any person may also obtain a copy of the Company’s code of ethics without charge by sending a written request addressed to: QuantRx Biomedical Corporation, 10190 SW 90th Avenue, No. 4690, Tualatin, Oregon, 97123.

Audit Committee

At December 31, 2017, the Company did not have an audit committee. Considering the current suspension of active development of our PAD based products, together with the costs associated with procuring and providing the infrastructure to support an independent audit committee and the Company’s limited number of transactions, management has concluded that the risks associated with the lack of an independent audit committee are justified and manageable. Management will, however, periodically reevaluate its position with a view to establishing an audit committee in the event it is deemed to be in the best interests of the Company’s stockholders.

Compensation Committee

The Company does not currently have a compensation committee due to the lack of sufficient independent directors. At such time as the Company actively recruits additional management in connection with the recommencement of active operations, the Board of Directors will establish a compensation committee to administer the Company’s stock option plans and to re-establish general policies relating to compensation.

Nominating Committee

The Company’s entire Board of Directors participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidate’s skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria, and then select nominees that the Board believes best suit the Company’s needs.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

During the years ended December 31, 2017 and 2016, our Chief Executive Officer, Dr. Shalom Hirschman, was the Company’s only executive officer and was the only individual considered a Named Executive Officer. Given the Company’s suspension of operations and its limited financial resources, Dr. Hirschman did not receive any compensation from the Company during the years ended December 31, 2017 or 2016.

Subsequent to December 31, 2017, the Company paid to Dr. Hirschman a bonus of $10,000 for his significant contributions to the Company.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Shalom Hirschman	750,000	-	-	$0.04	02/03/2020
Chief Executive Officer and Principal Accounting Officer

Director Compensation

Given the Company’s suspension of operations and its limited financial resources, Dr. Hirschman and Mr. Abrams, the Company’s only directors, did not receive any compensation from the Company during the years ended December 31, 2017 or 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 11, 2018, concerning the ownership of Common Stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current member of the Board of Directors of Company, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of April 11, 2018	Percentage of Class (2)

Officers and Directors
Shalom Hirschman (3)	2,800,000	3.52%
Chief Executive Officer
Michael Abrams (4)	2,026,945	2.54%
Director
Total Officers and Directors as a Group (2 persons)	4,826,945	6.07%

5% Beneficial Owners
Jason T. Adelman (5) c/o Cipher Capital Partners LLC 1251 Avenue of Americas, Suite 936 New York, NY 10020	5,979,222	7.60%

Matthew Balk (6) 50 North 5th Street, Apt. 5GE Brooklyn, NY 11249	5,696,780	7.24%

*	Less than 1%.
(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 10190 SW 90th Avenue, Tualatin, Oregon 97123.
(2)
The percentage of beneficial ownership of Common Stock is based on 78,696,461 shares of Common Stock outstanding as of April 11, 2018 and excludes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock or conversion of any Common Stock equivalents, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of April 11, 2018.

(3)	Includes 750,000 shares issuable upon exercise of stock options.
(4)
Includes 1,000,000 shares issuable upon exercise of stock options. The shares exclude Common Stock issuable upon conversion of certain convertible promissory notes in the principal amount of $102,000 beneficially owned by Mr. Abrams. The terms of the promissory notes contain provisions preventing their conversion if as a result of such conversion the holder thereof owns in excess of 4.99% and 9.99%, respectively, of the issued and outstanding shares of the Company’s Common Stock.

(5)
Shares are owned by Mr. Adelman in JTWROS with Cass G. Adelman, Mr. Adelman’s spouse. The shares exclude 3,085,336 shares of Common Stock issuable upon conversion of shares of Series B Preferred, and Common Stock issuable upon conversion of certain convertible promissory notes in the principal amount of $636,149 beneficially owned by Mr. Adelman. The terms of the promissory notes and the Series B Preferred contain provisions preventing their conversion if as a result of such conversion the holder thereof owns in excess of 4.99% and 9.99%, respectively, of the issued and outstanding shares of the Company’s Common Stock.

(6)
Shares exclude 300,000 shares of Common Stock issuable upon conversion of shares of Series B Preferred, and Common Stock issuable upon conversion of certain convertible promissory notes in the principal amount of $60,544 beneficially owned by Mr. Balk. The terms of the promissory notes and the Series B Preferred contain provisions preventing their conversion if as a result of such conversion or exercise the holder thereof owns in excess of 4.99% and 9.99%, respectively, of the issued and outstanding shares of the Company’s Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

As of December 31, 2017, the Company owed Michael Abrams, a director of the Company, an aggregate total of $120,611 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. As of December 31, 2016, the Company owed Mr. Abrams an aggregate total of $2,059 and BHA an aggregate total of $556,168 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. Mr. Abrams is an employee of BHA.

On April 1, 2017, BHA assigned the BHA Notes, including all accrued but unpaid interest to its employees, and is no longer a related party note payable. As noted above, Michael Abrams, one of the Company’s directors and an employee of BHA, was assigned $100,000 of the outstanding principal amount of the BHA Notes, plus all accrued but unpaid interest on such amount.

Director Independence

The Company has determined that none of its directors were independent as of December 31, 2017, as determined under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Fruci & Associates II, PLLC (“Fruci II”), our independent registered public accounting firm for the years ended December 31, 2017 and 2017, for the audit of our annual financial statements and the reviews of financial statements for years 2017 and 2016 were $23,481 and $26,414, respectively.

Audit-Related Fees

During the years ended December 31, 2017 and 2016, no assurance or related services were performed Fruci II that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2017 and 2016, no fees were billed by Fruci II for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2017 and 2016, no fees were billed by Fruci II other than the fees set forth under the captions “Audit Fees” above.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

2.  Financial Statement Schedules.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

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

10.1	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007)
10.2	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009)
10.3	Settlement Agreement and Release, dated as of July 7, 2011, by and between the Company and NuRx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on July 8, 2011).

10.4	Form of Convertible Demand Purchase Note, dated July 1, 2017 (incorporated by reference to Exhibit 10.1 filed with Form 10-Q on August 20, 2017)
10.5	Asset Purchase Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2017)
10.6
Patent Assignment Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2017)

10.7
Trademark Assignment Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.3 filed with Form 8-K on December 21, 2017)

10.8
Intellectual Property License Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.4 filed with Form 8-K on December 21, 2017)

10.9	Escrow Agreement, dated December 14, 2017 (incorporated by reference to Exhibit 10.5 filed with Form 8-K on December 21, 2017)
10.10	Warrant to Purchase 15,000,000 Shares of Common Stock of QuantRx, dated December 14, 2017 (incorporated by reference to Exhibit 10.6 filed with Form 8-K on December 21, 2017)
14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006)
31**	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive and Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101..DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**         Document is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: April 17, 2018	By:	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 17, 2018	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer and Director

Date: April 17, 2018	By:	/s/ Michael Abrams
Michael Abrams, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of QuantRx Biomedical Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QuantRx Biomedical Corporation as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of QuantRX Biomedical Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company currently has a history of operating losses, has limited cash resources, and the absence of an operating plan necessary to capitalize on the Company’s assets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2011.

Spokane, Washington
April 17, 2018

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$460,111	$691
Cash in escrow	402,532	-
Prepaid expenses	28,160	28,094
Total Current Assets	890,803	28,785

Investments, net of impairment of $200,000 and $30,052, respectively	500,000	169,948
Intangible assets, net	-	13,874
Total Assets	$1,390,803	$212,607

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$167,900	$160,671
Accrued expenses	26,708	36,342
Shareholder loans	-	36,000
Notes payable and accrued interest	1,825,135	1,059,784
Notes payable, related party and accrued interest	120,611	558,287
Current portion of LT notes payable	-	4,376
Total Current Liabilities	2,140,354	1,855,460
Notes payable, long-term	-	35,646
Total Liabilities	2,140,354	1,891,106

Commitments and Contingencies (See Note 11)	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Additional paid-in capital	48,791,598	48,740,389
Stock to be issued	8,600	-
Accumulated deficit	(50,503,482)	(51,372,621)
Total Stockholders’ Equity (Deficit)	(749,551)	(1,678,499)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,390,803	$212,607

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Revenues:
Revenues	$-	$-
Total Revenues	-	-

Costs and Operating Expenses:
Sales, general and administrative	74,015	75,434
Professional fees	80,300	56,231
Amortization	10,856	6,075
Depreciation	-	1,099
Total Costs and Operating Expenses	165,171	138,839

Loss from Operations	(165,171)	(138,839)

Other Income (Expense):
Interest expense	(245,413)	(196,146)
Gain on sale of assets	1,444,989	-
Loss on impairment	(169,948)	(80,052)
Discount on notes payable	(7,818)	-
Gain (loss) on conversion of shares	-	16,503
Gain (loss) on settlement of accounts payable	12,500	540
Total Other Income (Expense), net	1,034,310	(259,155)

Income (Loss) Before Taxes	869,139	(397,994)

Provision for Income Taxes	-	-

Net Income (Loss)	$869,139	$(397,994)

Basic and Diluted Net Income (Loss) per Common Share	$0.01	$(0.01)

Basic Weighted Average Shares Used in per Share Calculation	78,696,461	74,246,914
Diluted Weighted Average Shares Used in per Share Calculation	130,534,433	74,246,914

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$869,139	$(397,994)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,856	7,173
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	7,818	-
Loss (gain) on disposition of assets	(1,444,989)	-
Interest earned on escrow account	(32)	-
Impairment on investment	169,948	80,042
Loss (gain) on write-off of accounts payable	(12,500)	-
Non-cash loss on issuance of Common Stock in exchange for interest on notes payable	-	68,704
Non-cash gain on the conversion of shares	-	(16,503)
(Increase) decrease in:
Prepaid expenses	(66)	(1,698)
Increase (decrease) in:
Accounts payable	19,727	38,850
Accrued expenses	229,486	126,773

Net Cash Provided by (Used for) Operating Activities	(150,613)	(94,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of patents	496,945	-

Net Cash Provided by investing activities	496,945	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on long term debt	(1,912)	(1,744)
Proceeds from the issuance of shareholder loans	-	36,000
Proceeds from issuance of convertible promissory notes	115,000	-

Net Cash Provided by Financing Activities	113,088	34,256

Net Increase (Decrease) in Cash and Cash Equivalents	459,420	(60,387)

Cash and Cash Equivalents, Beginning of Period	691	61,078

Cash and Cash Equivalents, End of Period	$460,111	$691

Supplemental Cash Flow Disclosures:
Preferred shares issued for loan fees	$7,818	$-
Payment of principal and interest from the sale of patents	$105,555	$-
Receipt of investment from the sale of patents	$500,000	$-
Restricted cash received from the sale of patents	$400,000	$-
Interest expense paid in cash	$1,467	$-
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Issuance of warrants from the sale of patents	$51,991	-
Common Stock issued for interest conversion	$-	$151,700

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Stock to		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Be Issued	Accumulated Deficit	Stockholders’ Equity
BALANCE, JANUARY 1, 2016	16,676,942	$166,769	69,772,918	$697,729	$48,677,924	$-	$(50,974,627)	$(1,432,205)

Issuance of common stock in exchange for interest payable	-	-	8,923,543	89,235	62,465	-	-	151,700

Net loss for the year ended December 31, 2016							(397,994)	(397,994)

BALANCE, DECEMBER 31, 2016	16,676,972	166,769	78,696,461	786,964	48,740,389	-	(51,372,621)	(1,648,499)

Preferred Shares issued on convertible notes payable					(782)	8,600		7,818

Issuance of warrants from the sale of patents					51,991			51,991

Net income for the year ended December 31, 2017							869,139	869,139

BALANCE, DECEMBER 31, 2017	16,676,972	166,769	78,696,461	786,964	48,791,598	8,600	(50,503,482)	(749,551)

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Overview

We have developed and are working towards commercializing our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing genomic diagnostics for the laboratory market, based on lateral flow patents. Our platforms include: inSync®, UniqueTM, and OEM branded over-the-counter and laboratory testing products based on the Company’s core intellectual property related to its PAD technology.

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include the issuance of debt and/or equity securities. No assurances can be given that the Company will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize the Company’s PAD technology.

Our principal business line consists of over-the-counter commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as maintaining established and continuing licensing relationships related to these products. We also own  certain diagnostic testing technology  (the “Diagnostic Business”) that is based on the Company’s lateral flow patents.. Management believes this corporate structure permits the Company to more efficiently explore options to maximize the value of the Company’s products and intellectual property portfolio, with the objective of maximizing the value of the Businesses for the benefit of the Company and its shareholders.

The Company’s current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) commercialize its over the-counter products either directly or through joint ventures, mergers or similar transactions intended to capitalize on potential commercial opportunities; (ii) contract manufacturing of its over-the counter products to third parties while maintaining control over the manufacturing process; (iii) maintain the Company’s intellectual property portfolio with respect to patents and licenses pertaining to both the OTC Business and the Diagnostics Business; and (iv) maximize the value of the Company’s investments in non-core assets. As a result of its current financial condition, however, the Company’s efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Recent Developments

Preprogen Transaction. On December 15, 2017 (“Closing Date”), as earlier contemplated in a memorandum of understanding (“MOU”) entered into by the parties on February 27, 2017, the Company executed an agreement with Preprogen LLC (“Preprogen”), pursuant to which the parties agreed to the sale, assignment, and license-back of certain assets of the Company pertaining to its Diagnostic Business (the “Purchased Assets”). Under the agreement, the Company retains all rights and assets relating to the OTC Business, which includes all assets necessary to pursue marketing the over the counter miniform products for female hygiene and hemorrhoid treatment.

As set forth in the Asset Purchase Agreement (“APA”) executed by the parties, as consideration for the sale, assignment and transfer of the Purchased Assets (the “Preprogen Transaction”) on the Closing Date, Preprogen (A) paid to the Company $1.0 million (“Cash Amount”) as follows: (i) approximately $38,000 was paid to the City of Portland to payoff certain indebtedness owed by the Company to the City of Portland, (ii) $65,000 principal amount of  notes held by Preprogen was credited toward the purchase price as a result of the cancellation and termination of those certain promissory notes payable to Preprogen by the Company, which notes were issued to Preprogen in connection with the earlier MOU, and (iii) the remaining balance was paid to the Company in cash at closing (the “Closing Balance”); and (B) issued to the Company that number of membership interests in Preprogen equal to 15% of the issued and outstanding membership interests in Preprogen on a fully diluted basis as of the Closing Date. Under the terms of the APA, Preprogen is obligated to pay to the Company such additional amounts calculated based on the aggregate gross revenue generated by Preprogen from the sale of products after the Closing Date that utilize, or royalty payments or licensing fees received by Preprogen with respect to, the Purchased Assets, if any, as more particularly set forth in the APA.

At closing, and as required by the APA, the Company deposited $400,000 of the Cash Balance in escrow, which funds shall be used to fund up to 50% of the costs incurred by Preprogen in connection with the development and manufacturing of materials to be used by the Company for its over the counter miniform products and to be used by Preprogen for diagnostic products related to the Purchased Assets. As additional consideration for the Purchased Assets, the Company issued a warrant to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at an exercise price of $0.05 per share (the “Warrant”). The Warrant is immediately exercisable and expires on December 14, 2022.

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

The Company currently is not generating revenue from operations, and does not anticipate generating meaningful revenue from operations or otherwise in the short-term. The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes. In the past, the Company also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments. In addition, in the fiscal year ended December 31, 2017, the Company received a cash payment as consideration for the sale and transfer of the Purchased Assets to Preprogen.

The Company’s history of operating losses, limited cash resources and the absence of an operating plan necessary to capitalize on the Company’s assets raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic, merger or other transaction to obtain additional funding to continue the development of, and to successfully commercialize, the Company’s products. There can be no assurance that the Company will be successful in its efforts. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, result of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

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

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the years ended December 31, 2017 and 2016 of $0 and $0, respectively.

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete. Accordingly, compensation cost has been recognized for the issuance of Common Stock to non-employee consultants for the years ended December 31, 2017 and 2016 of $0 and $0, respectively.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the year ended December 31, 2017, the fair value of each share based payment was estimated on the measurement date using the Black-Scholes model using an average risk free interest rate of 1.92%, expected volatility of 298%, and a dividend yield of zero. During the year ended December 31, 2016, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during the period.

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

Expected Term. For options, the Company has no history of employee exercise patterns; therefore, it uses the option term as the expected term. For warrants, the Company uses the actual term of the warrant.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2017 and 2016.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2017 the Company’s cash balances were in excess of federally insured limits.

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

As of December 31, 2017, the Company had outstanding options exercisable for 2,301,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock. The Company has reserved for issuance 860,000 shares of its Series B Preferred Stock to certain investors in connection with the 2017 Notes. As of December 31, 2017, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of December 31, 2016, the Company had outstanding options exercisable for 2,352,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock. As of December 31, 2016, the Company has estimated and reserved for issuance approximately 19.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable. The above options and preferred shares were deemed to be antidilutive for the year ended December 31, 2016.

Fair Value of Financial Instruments

GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –
Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 –
2Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

GUSA: In determining fair value of our investment from GUSA (which investment is further described in Note 5 below), the Company estimated fair value based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

PREPROGEN LLC: In determining fair value of our investment from Preprogen (further described in Note 1), the Company estimated fair value of its membership interests based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

PREPROGEN Warrant: In determining the fair value of the warrant issued to Preprogen in December 2017, the Company utilized the Black-Scholes model using an average risk free interest rate of 1.92%, expected volatility of 298%, and a dividend yield of zero.

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

Genomics USA, Inc. (“GUSA”) During the years ended December 31, 2017 and 2016, the Company has recorded losses of $169,948 and $30,052, respectively, on an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors. As of December 31, 2017, the Company has fully impaired its investment in GUSA.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2017 or 2016; and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2017 or 2016. See Note 12, Income Taxes, below.

Intangible Assets

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the years ended December 31, 2017 and 2016, totaled $10,856 and $6,075, respectively. The Company has fully amortized its Intangible Assets as of December 31, 2017.

On December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of the Purchased Assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets.

Inventories

Inventories, consisting solely of products available for sale, are accounted for using the first-in, first-out (FIFO) method, and are valued at the lower of cost of market value. This valuation requires us to make judgments, based on current market conditions, about the likely method of dispositions and expected recoverable value inventories.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2017 and 2016 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $0 and $1,099 for the years ended December 31, 2017 and 2016, respectively. Expenditures for repairs and maintenance are expensed as incurred. See Note 4 below.

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

Development Agreements and Royalties

On December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of the Purchased Assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets.

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

Recent Accounting Pronouncements

As of December 31, 2017 and December 31, 2016, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

4.	OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2017 and 2016 consist of:

Prepaid expenses:	December 31, 2017	December 31, 2016
Prepaid insurance	$28,160	$28,094
Total Prepaid expenses	$28,160	$28,094

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(33,506)	(33,506)
Property and equipment, net	$-	$-

Accrued expenses:
Other Accrued expenses	$26,708	$36,342
Total Accrued expenses	$26,708	$36,342

5.	INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of GMS Biotech, formerly GUSA, for $200,000. After the investment, the Company owned approximately 5% of the total issued and outstanding common stock of GUSA. As of December 31, 2017, the Company’s position had been diluted to approximately 2% of the issued and outstanding common stock of GUSA. The investment is recorded at historical cost and is assessed at least annually for impairment. During the years ended December 31, 2017 and 2016, the Company has recorded losses of $169,948 and $30,052, respectively, on an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors. As of December 31, 2017, the Company has fully impaired its investment in GUSA.

On September 3, 2015, we entered into a non-binding letter of intent (the “Global LOI”) with Global Cancer Diagnostics, Inc., a privately held laboratory in Tempe, Arizona (“Global”), for a proposed business combination. The Global LOI had an original termination date of October 31, 2015 (the “Termination Date”), but could be terminated or extended anytime by the mutual written consent of the parties. During the quarter ended September 30, 2016, in accordance with the terms and conditions of the executed Global LOI, the Company deemed the Global LOI terminated. Accordingly, Global is obligated to issue to us the number of shares of Global’s common stock equal to 10% of its then outstanding shares of common stock, on a fully-diluted basis, as payment of the Global Advance. In addition to the share issuance, the Company is evaluating certain additional remedies related to the Global LOI and the $50,000 advance. The Company deemed the $50,000 Global Advance to be fully impaired as of September 30, 2016.

In December 2017, we acquired a 15% interest Preprogen LLC pursuant to the Preprogen Transaction.

6.	INTANGIBLE ASSETS

 Intangible assets as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Licensed patents and patent rights	$50,000	$50,000
Patents	41,044	41,044
Lateral Flow Licensed Technology	13,200	13,200
Less: Cost of Assets Sold	(3,019)	-
Less: accumulated amortization	(101,225)	(90,370)
Intangibles, net	$-	$13,874

On December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of the Purchased Assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets.

The Company’s intangible assets consist of patents, licensed patents and patent rights, which are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows:

Asset Categories	Estimated Useful Life in Years
Patents	17
Patents under licensing	10
Intangibles acquired in 2008 (weighted average)	15

Patent under Licensing

The Company licenses patent rights and know-how for certain hemorrhoid treatment pads and related coatings from The Procter & Gamble Company. The five-year license agreement was entered into July 2006 and has a five-year automatic renewal option. Although the Company renewed the agreement in 2011, payments have been suspended due to the Company’s current financial condition. The Company subsequently filed for a patent to address the technology used in its treated miniforms, which was issued during 2015.

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

On June 30, 2015, the Company issued two additional Bridge Notes in the aggregate principal amount of $50,000 and issued an aggregate total of 100,000 shares of Common Stock to the purchasers of these Bridge Notes. In connection with the issuance of these notes, the Company recorded debt discount expenses totaling $2,830 and amortized these costs up to the maturity dates of the notes.

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

On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2016, and is past due as of December 31, 2017. On April 1, 2017, BHA assigned the BHA Note to certain of its employees, including Michael Abrams who serves as a director of the Company, under the same terms.

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

The three MOU Notes, with an aggregate principal amount of $65,000, were all cancelled and applied as part of the purchase price in the transaction with Preprogen.

At December 31, 2017 and 2016, the Company’s Convertible Notes Payable are as follows:

	December 31, 2017	December 31, 2016
Notes Payable	$1,825,135	$1,059,784
Notes Payable, related party	120,611	558,287
Total notes payable	$1,945,746	$1,618,071

Notes Payable, Related Party.

As of December 31, 2017, the Company owed Michael Abrams, a director of the Company, an aggregate total of $120,611 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. As of December 31, 2016, the Company owed Mr. Abrams an aggregate total of $2,059 and Burnham Hill Advisors, LLC (“BHA”) an aggregate total of $556,168 for outstanding principal and accrued and unpaid interest on certain Bridge Notes (the “BHA Notes”). Mr. Abrams is an employee of BHA.

On April 1, 2017, BHA assigned the BHA Notes, including all accrued but unpaid interest to its employees, and is no longer a related party note payable. As noted above, Michael Abrams, one of the Company’s directors and an employee of BHA, was assigned $100,000 of the outstanding principal amount of the BHA Notes, plus all accrued but unpaid interest on such amount.

10.	LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate. Effective January 1, 2015, the Company began a payment program whereby it would make quarterly payments towards principal and interest through the life of the loan. During the year ended December 31, 2017, the Company paid the remaining outstanding balance due under the loan, which amounted to principal payments of $40,496 and payments towards accrued interest of $2,415. During the year ended December 31, 2016, the Company made principal payments of $1,744 and payments towards accrued interest of $1,539. The Company recorded interest expense on this loan of $2,415 and $2,040 for the year ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the balance of the loan payable was $0 and $40,022, respectively. As of December 31, 2017, the Company had no further obligation under the loan.

11.	COMMITMENTS AND CONTINGENCIES

In December 2017, Company committed to share in fees and costs of 50% the of the future manufacturing costs for the miniform pads. The Company and Preprogen agreed that the Company’s expenses shall not exceed $400,000. The Company has reserved that same amount in an escrow account until an acceptable manufacturer is identified by Preprogen and the Company.

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

At December 31, 2017 and 2016, the Company had gross deferred tax assets calculated at an expected blended rate of 30% and 38%, respectively, of approximately $8,500,000 and $10,800,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $8,500,000 and $10,800,000 has been established at December 31, 2017 and 2016, respectively.

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2017, the Company had taken no tax positions that would require disclosure under ASC 740.

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

There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

	2017	2016
Gross deferred tax assets:
Net operating loss carryforwards	$7,500,000	$9,800,000
Stock based expenses	250,000	250,000
Tax credit carryforwards	200,000	200,000
All others	550,000	550,000
	8,500,00	10,800,000

Deferred tax asset valuation allowance	(8,500,000)	(10,800,000)
Net deferred tax asset (liability)	$-	-

At December 31, 2017, the Company has net operating loss carryforwards of approximately $7,500,000, which expire in the years 2017 through 2033. The net change in the allowance account was a decrease of approximately $2,300,000 for the year ended December 31, 2017 and an increase of approximately $100,000 for the year ended December 31, 2016.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

13.	CAPITAL STOCK

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of December 31, 2017.

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

As of December 31, 2017 and 2016, the Company had 16,676,942 shares of Series B Preferred Stock issued and outstanding with a liquidation preference of $166,769 and convertible into 16,676,942 shares of Common Stock.

As of December 31, 2017, the Company had reserved for issuance 860,000 shares of its Series B Preferred Stock in connection with Convertible Notes Payable.

Common Stock

The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 78,696,461 shares of its Common Stock at December 31, 2017 and 2016.

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

14.	STOCK PURCHASE WARRANTS

On December 15, 2017, in connection with the transaction with Preprogen, the Company issued a warrant to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share, which warrant was immediately exercisable, and expires on December 14, 2022. During the year ended December 31, 2017, the Company did not issue any other warrants, and had no other warrants issued and outstanding.

During the year ended December 31, 2016, there were no warrants issued by the Company.

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

During the years ended December 31, 2017 and 2016, no stock options were granted by the Company.

The following is a summary of all Common Stock option activity during the year ended December 31, 2017 and 2016:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,452,000	0.12
Options granted	-
Options forfeited	(100,000)	$1.60
Options exercised
Outstanding at December 31, 2016	2,352,000	$0.06
Options granted	-
Options forfeited	(51,000)	$0.85
Options exercised
Outstanding at December 31, 2017	2,301,000	$0.04

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2016	2,352,000	$0.06
Exercisable at December 31, 2017	2,301,000	$0.04

 The following represents additional information related to Common Stock options outstanding and exercisable at December 31, 2017:

		Outstanding		Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.04	2,300,000	2.09	$0.04	2,300,000	$0.04
$0.80	1,000	0.16	$0.80	1,000	$0.80
	2,301,000	2.09	$0.04	2,301,000	$0.04

The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 2 years.

A summary of the status of the Company’s nonvested stock options as of December 31, 2017 and changes during the year ended December 31, 2017 is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	100,000	$100.000
Options granted
Options vested
Options forfeited	(100,000)	(100,000)
Nonvested at December 31, 2016	-	-
Options granted	-	-
Options vested	-	-
Options forfeited	-
Nonvested at December 31, 2017	-	-

16.	SUBSEQUENT EVENTS

In April 2018 the Company completed the purchase of 10,480,084 shares of Series B Convertible Preferred Stock (the “Purchased Shares”) from an institutional shareholder for an aggregate purchase price of $20,000. Following this transaction, the shareholder no longer holds shares in the Company. Subsequent to the purchase, the Company cancelled the Purchased Shares.

In March 2018, the Company paid its CEO, Dr. Shalom Hirschman, a bonus of $10,000 for his significant contributions to the Company.

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that, except as disclosed in this note, no subsequent events occurred that are reasonably likely to impact these financial statements.