Form 10-Q
period 2018-03-31
QUANTRX BIOMEDICAL CORP
filed 2018-05-21
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the issuer’s common stock as of May 21, 2018 was 78,696,461.

-i-

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$402,863	$460,111
Cash in escrow	400,251	402,532
Prepaid expenses	18,774	28,160
Total Current Assets	821,888	890,803

Investments	500,000	500,000
Total Assets	$1,321,888	$1,390,803

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$157,358	$167,900
Accrued expenses	14,680	26,708
Notes payable and accrued interest	1,880,032	1,825,135
Notes payable, related party and accrued interest	124,369	120,611
Total Liabilities	2,176,439	2,140,354

Commitments and Contingencies (See Note 9)	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 16,676,942 issued and outstanding	166,769	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Additional paid-in capital	48,791,598	48,791,598
Stock to be issued	8.600	8,600
Accumulated deficit	(50,608,482)	(50,503,482)
Total Stockholders’ Equity (Deficit)	(854,551)	(749,551)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,321,888	$1,390,803

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended
	March 31,
	2018	2017

Operating Expenses:

Sales, general and administrative	27,980	22,372
Professional fees	18,323	13,242
Amortization	-	894
Total Costs and Operating Expenses	46,603	36,508

Loss from Operations	(46,603)	(36,508)

Other Income (Expense):
Interest expense	(58,916)	(56,163)
Interest Income	219	-
Total Other Income (Expense), net	(58,697)	(56,163)

Loss Before Taxes	(105,000)	(92,671)

Provision for Income Taxes	-	-

Net Loss	(105,000)	$(92,671)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(105,000)	$(92,671)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	894
Interest earned on escrow account	(219)	-
(Increase) Decrease in:
Prepaid expense	9,386	9,364
Increase (decrease) in:
Accounts payable	(10,542)	(2,171)
Accrued interest and expense	49,127	45,359

Net Cash Used by Operating Activities	(57,248)	(39,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	-	(1,203)
Proceeds from the issuance of shareholder loans	-	75,000
Net Cash Provided by Financing Activities	-	73,797

Net Increase (Decrease) in Cash and Cash Equivalents	(57,248)	(34,572)

Cash and Cash Equivalents, Beginning of Period	460,111	691

Cash and Cash Equivalents, End of Period	402,863	$35,263

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$261	$986
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. Our principal business office is located at 10190 SW 90th Avenue, Tualatin, Oregon 97123. When used in this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “our,” “ours,” or “us” mean QuantRx Biomedical Corporation, unless context otherwise requires.

We have developed and are working towards commercializing our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing and intend to commercialize genomic diagnostics for the laboratory market, based on our lateral flow patents. Our platforms include: inSync®, UniqueTM, and OEM branded over-the-counter and laboratory testing products based on our core intellectual property related to our PAD technology.

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include the issuance of debt and/or equity securities. No assurances can be given that the we will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

Our principal business line consists of over-the-counter commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as maintaining established and continuing licensing relationships related to these products. We also own certain diagnostic testing technology (the “Diagnostic Business”) that is based on our lateral flow patents. Management believes this corporate structure permits us to more efficiently explore options to maximize the value of our products and intellectual property portfolio, with the objective of maximizing the value of the Businesses for the benefit of the Company and our shareholders.

Our current focus is to obtain additional working capital necessary to continue as a going concern, and to develop a longer term financing and operating plan to: (i) commercialize our over the-counter products either directly or through joint ventures, mergers or similar transactions intended to capitalize on potential commercial opportunities; (ii) contract manufacturing of our over-the counter products to third parties while maintaining control over the manufacturing process; (iii) maintain our intellectual property portfolio with respect to patents and licenses pertaining to both the OTC Business and the Diagnostics Business; and (iv) maximize the value of our investments in non-core assets. As a result of our current financial condition, however, our efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

2.            MANAGEMENT STATEMENT REGARDING GOING CONCERN

Currently, we are not generating revenue from operations, and do not anticipate generating meaningful revenue from operations or otherwise in the short-term. We have historically financed our operations primarily through issuances of equity and the proceeds from the issuance of promissory notes. In the past, we also provided for our cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting our minority equity interests and equity-linked investments. In addition, in the fiscal year ended December 31, 2017, we received a cash payment as consideration for the sale and transfer of the certain assets to Preprogen LLC (“Preprogen”).

Our history of operating losses, limited cash resources and the absence of an operating plan necessary to capitalize on our assets raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities and the sale of certain investment holdings, as well as a strategic, merger or other transaction to obtain additional funding to continue the development of, and to successfully commercialize, our products. There can be no assurance that we will be successful in our efforts. Should we be unable to obtain adequate financing or generate sufficient revenue in the future, our business, result of operations, liquidity and financial condition would be materially and adversely harmed, and we will be unable to continue as a going concern.

There can be no assurance that, assuming we are able to strengthen our cash position, we will achieve sufficient revenue or profitable operations to continue as a going concern.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the three months ended March 31, 2018 and 2017, the Company had no stock compensation expense.

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

In the case of modifications, the Black-Scholes model is used to value modified warrants on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification determines the incremental value. In the past, the Company has modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values. When modified in connection with a note issuance, the Company recognizes the incremental value as a part of the debt discount calculation, using its relative fair value in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.” When modified in connection with note extensions, the Company recognized the incremental value as prepaid interest, which is expensed over the term of the extension.

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three months ended March 31, 2018 and 2017, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

As of March 31, 2018, the Company had outstanding options exercisable for 2,300,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock, which options, warrants and preferred shares were deemed to be antidilutive for the three months ended March 31, 2018. The Company has reserved for issuance 860,000 shares of its Series B Preferred Stock to certain investors in connection with the 2017 Notes. As of March 31, 2018, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

4.            INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of GMS Biotech, formerly Genomics USA, Inc. (“GUSA”) for $200,000. After the investment, the Company owned approximately 5% of the total issued and outstanding common stock of GUSA. As of December 31, 2017, the Company’s position had been diluted to approximately 2% of the issued and outstanding common stock of GUSA. The investment is recorded at historical cost and is assessed at least annually for impairment. During the year ended December 31, 2017, the Company recorded a loss of $169,948 as an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors.

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

On December 15, 2017, we executed an agreement with Preprogen, pursuant to which we sold, assigned and licensed-back certain assets pertaining to our Diagnostic Business (the “Preprogen Transaction”). As a part of the Preprogen Transaction, we acquired a 15% interest Preprogen LLC.

 5.            INTANGIBLE ASSETS

On December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of certain assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets.

Amortization expense for the three months ended March 31, 2017 totaled $894.

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

On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2016, and is past due as of September 30, 2017. On April 1, 2017, BHA assigned the BHA Note to certain of its employees, including Michael Abrams, who serves as a director of the Company, under the same terms.

During each of the quarters ended March 31, 2017 and June 30, 2017, the Company issued an MOU Note in the principal amount of $25,000.

In July and August 2017, the Company issued 2017 Bridge Notes in the aggregate principal amount of $86,000. Each 2017 Bridge Note accrues interest at a rate of 10% per annum, and matured on September 30, 2017. The 2017 Bridge Notes are now payable on demand.

In October 2017, the Company issued an additional MOU Note in the principal amount of $15,000.

The three MOU Notes, with an aggregate principal amount of $65,000, were all cancelled and applied as part of the purchase price in the Preprogen Transaction.

At March 31, 2018 and December 31, 2017, the Company’s Convertible Notes Payable and Accrued Interest were as follows:

	March 31, 2018	December 31, 2017
Notes Payable	$1,880,032	$1,825,135
Notes Payable, related party	124,369	120,611
Total notes payable	$2,004,401	$1,945,746

Notes Payable, Related Party

As of March 31, 2018, the Company owed Michael Abrams, a director of the Company, an aggregate total of $124,369for outstanding principal and accrued and unpaid interest the BHA Notes. As of December 31, 2017, the Company owed Mr. Abrams an aggregate total of $120,611 for outstanding principal and accrued and unpaid interest on the BHA Notes. Mr. Abrams is an employee of BHA.

On April 1, 2017, BHA assigned the BHA Notes, including all accrued but unpaid interest to its employees, and is no longer a related party note payable. As noted above, Michael Abrams, one of the Company’s directors and an employee of BHA, was assigned $50,000 of the outstanding principal amount of the BHA Note, plus all accrued but unpaid interest on such amount.

7.            RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, the Company paid its CEO, Shalom Hirschman, a bonus of $10,000 for his significant contributions to the Company.

8.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expense:	March 31, 2018	December 31, 2017
Prepaid insurance	$18,774	$28,160
Total prepaid expense	$18,774	$28,160

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(33,506)	(33,506)
Property and equipment, net	$-	$-

Accrued expense:
Other Accrued expense	$14,680	$26,708
Total accrued expense	$14,680	$26,708

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at March 31, 2018 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. As of December 31, 2017 and March 31, 2018, the Company’s property and equipment was fully depreciated.

Expenditures for repairs and maintenance are expensed as incurred.

9.            COMMITMENTS AND CONTINGENCIES

In December 2017, in connection with the Preprogen Transaction, the Company committed to share in 50% of certain fees and costs incurred in connection with the future manufacturing costs for the miniform pads; provided, however, that the Company’s expenses shall not exceed $400,000. The Company has reserved that same amount in an escrow account until an acceptable manufacturer is identified by Preprogen and the Company.

10.            PREFERRED STOCK

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of March 31, 2018.

On November 19, 2010, the Company filed a Certificate of Withdrawal of the Certificate of Designations of the Series A Preferred Stock (“Series A Preferred”) with the Nevada Secretary of State, as there were no shares of Series A Preferred issued and outstanding after the exchange transaction discussed below.

Series B Convertible Preferred Stock

The Series B Preferred ranks senior to the Common Stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series B Preferred (“Junior Stock”). Holders of the Series B Preferred are entitled to receive cash dividends, when, as and if declared by the Board of Directors, and they shall be entitled to receive an amount equal to the cash dividend declared on one share of Common Stock multiplied by the number of shares of Common Stock equal to the outstanding shares of Series B Preferred, on an as converted basis. The holders of Series B Preferred have voting rights to vote as a class on matters a) amending, altering or repealing the provisions of the Series B Preferred so as to adversely affect any right, preference, privilege or voting power of the Series B Preferred; or b) to affect any distribution with respect to Junior Stock. At any time, the holders of Series B Preferred may, subject to limitations, elect to convert all or any portion of their Series B Preferred into fully paid non-assessable shares of Common Stock at a 1:1 conversion rate.

As disclosed under Note 6 above, in July and August, 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued 2017 Bridge Notes in the aggregate principal amount of $86,000. As additional consideration for the purchase of the 2017 Bridge Notes, the Company has reserved for issuance an aggregate of 860,000 shares of Series B Preferred to be issued to the purchasers of the 2017 Bridge Notes. The Company has valued the Series B Preferred and has recorded a discount on the 2017 Bridge Notes of $7,818 which was amortized in full during the year ended December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company had 16,676,942 shares of Series B Preferred issued and outstanding with a liquidation preference of $166,769 and convertible into 16,676,942 shares of Common Stock.

Subsequent to the end of the fiscal quarter, the Company completed the purchase of 10,480,084 shares of Series B Convertible Preferred Stock from an institutional shareholder (the “Repurchase”). After the Repurchase, 6,196,858 shares of Series B Preferred are issued and outstanding. See Note 12, Subsequent Events for additional information regarding the Repurchase.

11.            COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock, of which 78,696,461 were issued and outstanding at each of March 31, 2018 and December 31, 2017.

During the three months ended March 31, 2018 and 2017, there were no warrants issued by the Company.  As of March 31, 2018, the Company has one warrant issued and outstanding, which warrant was issued in December 2017 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was immediately exercisable upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the three months ended March 31, 2018 or 2017.

12.            SUBSEQUENT EVENTS

In April 2018, the Company completed the purchase of 10,480,084 shares of Series B Convertible Preferred Stock (the “Purchased Shares”) from an institutional shareholder for an aggregate purchase price of $20,000. Following this transaction, the shareholder no longer holds shares in the Company. Subsequent to the Repurchase, the Company cancelled the Purchased Shares.

In April 2018, the Company paid its CEO, Dr. Shalom Hirschman, a bonus of $5,000 for his continued service to the Company.

In April 2018, the Company paid Burnham Hill Advisors (“BHA”) $30,000 as consideration for certain advisory services, which included the oversight and management of the relocation of the Company’s assets held in Oregon to New  Jersey as well as the structuring, negotiation and execution of the Purchased Shares transaction referenced above. Michael Abrams, a director of the Company, is a member of BHA.

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

Overview

We have developed and are working towards commercializing our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing and intend to commercialize genomic diagnostics for the laboratory market, based on our lateral flow patents. Our platforms include: inSync®, UniqueTM, and OEM branded over-the-counter and laboratory testing products based on our core intellectual property related to our PAD technology.

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include the issuance of debt and/or equity securities. No assurances can be given that the we will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

Our principal business line consists of over-the-counter commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as maintaining established and continuing licensing relationships related to these products. We also own certain diagnostic testing technology (the “Diagnostic Business”) that is based on our lateral flow patents. Management believes this corporate structure permits us to more efficiently explore options to maximize the value of our products and intellectual property portfolio, with the objective of maximizing the value of the Businesses for the benefit of the Company and our shareholders.

Our current focus is to obtain additional working capital necessary to continue as a going concern, and to develop a longer term financing and operating plan to: (i) commercialize our over the-counter products either directly or through joint ventures, mergers or similar transactions intended to capitalize on potential commercial opportunities; (ii) contract manufacturing of our over-the counter products to third parties while maintaining control over the manufacturing process; (iii) maintain our intellectual property portfolio with respect to patents and licenses pertaining to both the OTC Business and the Diagnostics Business; and (iv) maximize the value of our investments in non-core assets. As a result of our current financial condition, however, our efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 17, 2018.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017.

The Company did not generate any revenue during the three months ended March 31, 2018 or the three months ended March 31, 2017. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended March 31, 2018 and 2017 was $27,980 and $22,372, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The increase in sales, general and administrative expense for the three months ended March 31, 2018 is principally attributable to higher administrative costs related to moving the Company’s assets, and higher transfer agent costs in the 2018 period. Partially offsetting the overall increase in the 2018 period are lower costs for maintenance of intellectual property in the 2018 period compared to the 2017 period.

Professional fees for the three months ended March 31, 2018 and 2017 were $18,323 and $13,242, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase in professional fees for the 2018 periods compared to the 2017 periods is related to higher overall costs for professional services during the 2018 periods.

The Company did not incur any research and development costs during the three months ended March 31, 2018 or 2017. The Company did not engage in any research and development efforts in the 2018 period, nor does the Company expect to engage in any research and development activity and until funding is secured and we develop a plan to commercialize its products.

Interest expense for the three months ended March 31, 2018 and 2017 was $58,916 and $56,163, respectively. The increase in interest expense in the 2018 periods compared to the 2017 periods is related to a higher balance of outstanding notes payable during the 2018 periods.

The Company’s net loss for the three months ended March 31, 2018 was $105,000 compared to net loss for the three months ended March 31, 2017 of $92,671. The increase in net loss in the three months period ending March 31, 2018 compared to the comparable periods in 2017 is due to higher expenses, sales, general and administrative expense and interest expense, as discussed above.

The Company expects net loss to continue to decrease in future periods due to the current suspension of our active operations and our lack of revenue. We do not expect to re-commence active operations until we are able to secure financing necessary to execute our business and operating plan, including the development and launch of our over-the-counter products, or to otherwise capitalize on our PAD technology.

Liquidity and Capital Resources

At March 31, 2018, the Company had cash and cash equivalents of $402,863, as compared to $460,111 at December 31, 2017.

The Company had cash and cash equivalents of $35,263 at March 31, 2017. The significant increase in cash and cash equivalents between the 2018 and 2017 periods, is primarily attributable to the payments received by the Company in December 2017 in connection with the sale of certain assets pertaining to our Diagnostic Business to Preprogen LLC (“Preprogen”), offset by $10,000 paid to Dr. Shalom Hisrschman, the Company’s CEO, in March 2018 as a bonus for his significant contributions to the Company.

During the three months ended March 31, 2018, the Company used $57,248 for operating activities, compared to $39,225 used during the three months ended March 31, 2017. The net overall increase in cash used for operating activities during the three months ended March 31, 2018, is attributable to higher operating expenses in the 2018 period partially offset by a higher balance of unpaid interest expense on convertible notes payable.

During the three months ended March 31, 2018, the Company had $0 provided by financing activities, as compared to $73,797 during the three months ended March 31, 2017. The decrease in cash provided by financing activities for the three months ended March 31, 2018 is attributable to the fact that the Company did not participate in any financing activities during the three months ended March 31, 2018.

Subsequent to the end of the fiscal quarter, the Company purchased certain shares from an institutional shareholder for an aggregate purchase price of $20,000, which it paid in cash. See Note 12, Subsequent Events.

The Company has not generated sufficient revenues from operations to meet its operating expenses. The Company requires additional funding to complete the development and launch of its over-the-counter products, or to otherwise capitalize on its PAD technology. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees. In addition, in the fiscal year ended December 31, 2017, the Company received a large cash payment from Preprogen as consideration for the sale and transfer of the certain assets.

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

The Company believes that the ability of the Company to re-commence operations, and therefore continue as a going concern is dependent upon its ability to do any or all of the following:

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At March 31, 2018 and December 31, 2017, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on April 17, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: May 21, 2018	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer