Form 10-Q
period 2018-06-30
QUANTRX BIOMEDICAL CORP
filed 2018-08-20
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer’s common stock as of August 17, 2018 was 78,696,461.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$290,544	$460,111
Cash in escrow	400,597	402,532
Prepaid expenses	9,387	28,160
Total Current Assets	700,528	890,803

Investments	500,000	500,000
Total Assets	$1,200,528	$1,390,803

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$149,084	$167,900
Accrued expenses	5,154	26,708
Notes payable and accrued interest	1,935,364	1,825,135
Notes payable, related party and accrued interest	128,144	120,611
Total Liabilities	2,217,746	2,140,354

Commitments and Contingencies (See Note 9)	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,858 and 16,676,942, issued and outstanding, respectively	61,969	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Additional paid-in capital	48,876,398	48,791,598
Stock to be issued	8,600	8,600
Accumulated deficit	(50,751,149)	(50,503,482)
Total Stockholders’ Equity (Deficit)	(1,017,218)	(749,551)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,200,528	$1,390,803

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating Expenses:
Sales, general and administrative	$47,517	$17,936	$75,497	$40,308
Professional fees	36,126	16,195	54,449	29,437
Amortization	-	893	-	1,788
Total Costs and Operating Expenses	83,643	35,024	129,946	71,533

Loss from Operations	(83,643)	(35,024)	(129,946)	(71,533)

Other Income (Expense):
Interest expense	(59,371)	(56,537)	(118,286)	(112,699)
Interest Income	346	-	565	-
Total Other Income (Expense), net	(59,025)	(56,537)	(117,721)	(112,699)

Loss Before Taxes	(142,668)	(91,561)	(247,667)	(184,232)

Provision for Income Taxes	-	-	-	-

Net Loss	$(142,668)	$(91,561)	$(247,667)	$(184,232)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,667)	$(184,232)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	1,788
Interest earned on escrow account	(565)	-
(Increase) Decrease in:
Prepaid expenses	18,773	18,729
Increase (decrease) in:
Accounts payable	(18,816)	6,605
Accrued interest and expenses	98,708	91,603

Net Cash Used by Operating Activities	(149,567)	(65,507)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of preferred stock with cash	(20,000)	-
Principal payments on long-term debt	-	(1,816)
Proceeds from the issuance of shareholder loans	-	50,000
Proceeds from the issuance of notes payable	-	50,000
Net Cash Provided by (Used in) Financing Activities	(20,000)	98,184

Net Increase (Decrease) in Cash and Cash Equivalents	(169,567)	32,677

Cash and Cash Equivalents, Beginning of Period	460,111	691

Cash and Cash Equivalents, End of Period	$290,544	$33,368

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$524	$964
Income tax paid	$-	$-

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

We have developed and intend to commercialize our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing and intend to commercialize genomic diagnostics for the laboratory market, based on our lateral flow patents. Our platforms include: inSync®, UniqueTM, and OEM branded over-the-counter and laboratory testing products based on our core intellectual property related to our PAD technology.

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology, either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include the issuance of debt and/or equity securities. No assurances can be given that the we will obtain financing, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the six months ended June 30, 2018 and 2017, the Company had no stock compensation expense.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the six months ended June 30, 2018 and 2017, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

As of June 30, 2018, the Company had outstanding options exercisable for 2,300,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and preferred shares convertible into 6,196,858 shares of its Common Stock, which options, warrants and preferred shares were deemed to be antidilutive for the six months ended June 30, 2018. The Company has reserved for issuance 860,000 shares of its Series B Preferred Stock to certain investors in connection with the 2017 Notes. As of June 30, 2018, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

Use of Estimates.  The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include certain estimates and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Accordingly, actual results may differ from those estimates.

Recent Accounting Pronouncements.

Management has considered all recent accounting pronouncements in the current period and identified no pronouncements that would have an impact on our financial statements.

4.            INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of GMS Biotech, formerly Genomics USA, Inc. (“GUSA”) for $200,000. After the investment, the Company owned approximately 5% of the total issued and outstanding common stock of GUSA. As of December 31, 2017, the Company’s position had been diluted to approximately 2% of the issued and outstanding common stock of GUSA. The investment is recorded at historical cost and is assessed at least annually for impairment. During the year ended December 31, 2017, the Company recorded a loss of $169,948 to fully impair the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors.

On December 15, 2017, we executed an agreement with Preprogen, pursuant to which we sold, assigned and licensed-back certain assets pertaining to our Diagnostic Business (the “Preprogen Transaction”). As a part of the Preprogen Transaction, we acquired a 15% interest Preprogen LLC.

 5.            INTANGIBLE ASSETS

On December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of certain assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets. At June 30, 2018 and December 31, 2017, the Company has reduced its capitalized intangible assets to zero.

Amortization expense for the six months ended June 30, 2018 and 2017 totaled $0 and $1,788, respectively.

6.            CONVERTIBLE NOTES PAYABLE

On January 2, 2015, the Company issued an additional Bridge Note in the principal amount of $36,500 and issued 73,000 shares of Common Stock to the purchaser of the additional Bridge Note. Additionally, we issued 500,000 shares of Common Stock in January 2015 to certain investors who purchased Bridge Notes during the year ended December 31, 2014.

On June 30, 2015, the Company issued two additional Bridge Notes in the aggregate principal amount of $50,000 and issued an aggregate total of 100,000 shares of Common Stock to the purchasers of these Bridge Notes. In connection with the issuance of these notes, the Company recorded debt discount expenses totaling $2,830 and has amortized these costs over the life of the notes.

In June 2015, the Company authorized the issuance of an aggregate total of 1,875,691 shares of Common Stock as payment for accrued interest for the period from January 1, 2015 through June 30, 2015 under certain convertible notes payable. The Company settled a total of $70,256 in accrued interest, recognizing a gain on settlement in the amount of $23,364. The Company and the holders of the Bridge Notes also agreed to extend the maturity date of the Bridge Notes from June 30, 2015 to December 31, 2015. As consideration for the extension of the maturity date of the Bridge Notes, the Company issued an aggregate total of 286,500 shares of Common Stock to the Bridge Note holders. These Bridge Notes are now payable on demand.

In July 2015, the Company issued a Bridge Note in the principal amount of $35,000 and issued an aggregate total of 70,000 shares of Common Stock to the purchaser of the Bridge Note.

On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2016, and was past due as of September 30, 2017. On April 1, 2017, BHA assigned the BHA Note to certain of its then employees, including Michael Abrams, who serves as a director of the Company, under the same terms.

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

At June 30, 2018 and December 31, 2017, the Company’s Convertible Notes Payable and Accrued Interest were as follows:

	June 30, 2018	December 31, 2017
Notes Payable and accrued interest payable	$1,935,364	$1,825,135
Notes Payable and accrued interest payable, related party	128,144	120,611
Total notes payable	$2,063,508	$1,945,746

Notes Payable, Related Party

As of June 30, 2018, the Company owed Michael Abrams, a director of the Company, an aggregate total of $128,144 for outstanding principal and accrued and unpaid interest the BHA Notes. As of December 31, 2017, the Company owed Mr. Abrams an aggregate total of $120,611 for outstanding principal and accrued and unpaid interest on the BHA Notes. Mr. Abrams was formerly affiliated with BHA.

On April 1, 2017, BHA assigned the BHA Notes, including all accrued but unpaid interest to its employees, and is no longer a related party note payable. As noted above, Michael Abrams, one of the Company’s directors and previously an affiliate of BHA, was assigned $50,000 of the outstanding principal amount of the BHA Note, plus all accrued and unpaid interest on such amount.

7.            RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company paid its CEO, Shalom Hirschman, a bonus of $15,000 for his significant contributions to the Company.

In April 2018, the Company paid BHA $30,000 as consideration for certain advisory services, which included the oversight and management of the relocation of the Company’s assets held in Oregon to New Jersey as well as the structuring, negotiation and execution of the Purchased Shares transaction referenced above. Michael Abrams, a director of the Company, is formerly an affiliate of BHA.

8.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expense:	June 30, 2018	December 31, 2017
Prepaid insurance	$9,387	$28,160
Total prepaid expense	$9,387	$28,160

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(33,506)	(33,506)
Property and equipment, net	$-	$-

Accrued expense:
Other Accrued expense	$5,154	$26,708
Total accrued expense	$5,154	$26,708

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at June 30, 2018 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. As of December 31, 2017 and June 30, 2018, the Company’s property and equipment was fully depreciated.

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

10.            PREFERRED STOCK

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of June 30, 2018.

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

As disclosed under Note 6 above, in July and August, 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued 2017 Bridge Notes in the aggregate principal amount of $86,000. As additional consideration for the purchase of the 2017 Bridge Notes, the Company has reserved for issuance an aggregate of 860,000 shares of Series B Preferred to be issued to the purchasers of the 2017 Bridge Notes. The Company has valued the Series B Preferred and has recorded a discount on the 2017 Bridge Notes of $7,818, which was amortized in full during the year ended December 31, 2017.

In April 2018, the Company completed the purchase of 10,480,084 shares of Series B Convertible Preferred Stock (the “Purchased Shares”) from an institutional shareholder for an aggregate purchase price of $20,000. Following this transaction, the shareholder no longer holds shares in the Company.

As of June 30, 2018, the Company had 6,196,858 and shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,858 shares of Common Stock. As of December 31, 2017, the Company had 16,676,942 shares of Series B Preferred issued and outstanding with a liquidation preference of $166,769 and convertible into 16,676,942 shares of Common Stock.

11.            COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock, of which 78,696,461 were issued and outstanding at each of June 30, 2018 and December 31, 2017.

During the six months ended June 30, 2018 and 2017, there were no warrants issued by the Company. As of June 30, 2018, the Company has one warrant issued and outstanding, which warrant was issued in December 2017 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was immediately exercisable upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the six months ended June 30, 2018 or 2017.

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

Overview

We have developed and intend to commercialize our patented miniform pads (“PADs”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing and intend to commercialize genomic diagnostics for the laboratory market, based on our lateral flow patents. Our platforms include: inSync®, UniqueTM, and OEM branded over-the-counter and laboratory testing products based on our core intellectual property related to our PAD technology.

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

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 to the Three and Six Months Ended June 30, 2017.

The Company did not generate any revenue during the three and six months ended June 30, 2018 or the three and six months ended June 30, 2017. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended June 30, 2018 and 2017 was $47,517 and $17,936, respectively. Sales, general and administrative expense for the six months ended June 30, 2018 and 2017 was $75,497 and $40,308, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The increase in sales, general and administrative expense for the three and six months ended June 30, 2018 is principally attributable to higher administrative costs related to moving the Company’s assets, and higher transfer agent costs in the 2018 period. Partially offsetting the overall increase in the 2018 periods are lower costs for maintenance of intellectual property in the 2018 periods compared to the 2017 periods.

Professional fees for the three months ended June 30, 2018 and 2017 were $36,126 and $16,195, respectively. Professional fees for the six months ended June 30, 2018 and 2017 were $54,449 and $29,437, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase in professional fees for the 2018 periods compared to the 2017 periods is related to higher overall costs for professional services during the 2018 period including higher legal fees and consulting fees of $15,000 paid to the Company’s CEO, in the six months ended June 30, 2018 as a bonus for his significant contributions to the Company.

The Company did not incur any research and development costs during the three and six months ended June 30, 2018 or 2017. The Company did not engage in any research and development efforts in the 2018 period, nor does the Company expect to engage in any research and development activity and until funding is secured and we develop a plan to commercialize its products.

Interest expense for the three months ended June 30, 2018 and 2017 was $59,371 and $56,537, respectively. Interest expense for the six months ended June 30, 2018 and 2017 was $118,286 and $112,699, respectively. The increase in interest expense in the 2018 periods compared to the 2017 periods is related to a higher balance of outstanding notes payable during the 2018 periods.

The Company’s net loss for the three months ended June 30, 2018 was $142,668 compared to net loss for the three months ended June 30, 2017 of $91,561. The Company’s net loss for the six months ended June 30, 2018 was $247,667 compared to net loss for the six months ended June 30, 2017 of $184,232. The increase in net loss in the three and six months periods ending June 30, 2018 compared to the comparable periods in 2017 is due to higher expenses, sales, general and administrative expense and interest expense, as discussed above.

The Company expects net loss to decrease in future periods due to the current suspension of our active operations and our lack of revenue. We do not expect to re-commence active operations until we are able to secure financing necessary to execute our business and operating plan, including the development and launch of our over-the-counter products, or to otherwise capitalize on our PAD technology.

Liquidity and Capital Resources

At June 30, 2018, the Company had cash and cash equivalents of $290,544, as compared to $460,111 at December 31, 2017.

The Company had cash and cash equivalents of $33,368 at June 30, 2017. The significant increase in cash and cash equivalents between the 2018 and 2017 periods, is primarily attributable to the payments received by the Company in December 2017 in connection with the sale of certain assets pertaining to our Diagnostic Business to Preprogen LLC (“Preprogen”), offset by $15,000 paid to Dr. Shalom Hirschman, the Company’s CEO, in the six months ended June 30, 2018 as a bonus for his significant contributions to the Company.

During the six months ended June 30, 2018, the Company used $149,567 for operating activities, compared to $65,507 used during the six months ended June 30, 2017. The net overall increase in cash used for operating activities during the six months ended June 30, 2018, is attributable to higher operating expenses in the 2018 period partially offset by a higher balance of unpaid interest expense on convertible notes payable.

During the six months ended June 30, 2018, the Company used $20,000 for financing activities, as compared to $98,184 provided by financing activities during the six months ended June 30, 2017. The decrease in cash provided by financing activities for the six months ended June 30, 2018 is attributable to a repurchase of preferred shares and the fact that the Company did not participate in any financing activities during the six months ended June 30, 2018.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At June 30, 2018 and December 31, 2017, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

 ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on April 17, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: August 20, 2018	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer