Form 10-Q
period 2018-09-30
QUANTRX BIOMEDICAL CORP
filed 2018-11-19
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

The number of shares outstanding of the issuer’s common stock as of November 19, 2018 was 78,696,461.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$210,270	$460,111
Cash in escrow	401,118	402,532
Prepaid expense	-	28,160
Total Current Assets	611,388	890,803

Investments	500,000	500,000
Total Assets	$1,111,388	$1,390,803

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$152,374	$167,900
Accrued expense	-	26,708
Notes payable and accrued interest	1,820,511	1,825,135
Notes payable, related party and accrued interest	131,936	120,611
Total Liabilities	2,104,821	2,140,354

Commitments and Contingencies (See Note 9)	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,858 and 16,676,942 issued and outstanding, respectively	61,969	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Additional paid-in capital	48,876,398	48,791,598
Stock to be issued	8,600	8,600
Accumulated deficit	(50,727,364)	(50,503,482)
Total Stockholders’ Equity (Deficit)	(993,433)	(749,551)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,111,388	$1,390,803

The accompanying condensed notes are an integral part of these consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating Expense:
Sales, general and administrative	$14,295	$16,747	$59,791	$57,055
Professional fees	11,291	15,106	95,740	44,543
Amortization	-	894	-	2,682
Total Costs and Operating Expense	25,586	32,747	155,531	104,280

Loss from Operations	(25,586)	(32,747)	(155,531)	(104,280)

Other Income (Expense):
Interest expense	(59,535)	(38,252)	(177,821)	(150,951)
Interest income	521	-	1,086	-
Discount on notes payable	-	(7,818)		(7,818)
Gain (loss) on settlement of debt	108,385	-	108,385	-
Gain (loss) on disposition	-	12,500	-	12,500
Total Other Income (Expense), net	49,371	(33,570)	(68,350)	(146,269)

Profit (Loss) Before Taxes	23,785	(66,317)	(223,881)	(250,549)

Provision for Income Taxes	-	-	-	-

Net Profit (Loss)	$23,785	$(33,317)	$(223,881)	$(250,549)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,381)	$(250,549)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	2,682
Interest earned on escrow account	(1,086)	-
Non-cash discount on notes payable	-	7,818
(Gain)/loss on settlement of debt	(108,385)
(Gain)/loss on disposition	-	(12,500)
(Increase) Decrease in:
Prepaid expense	28,160	28,094
Increase (decrease) in:
Accounts payable	(15,527)	9,942
Accrued interest and expense	151,628	124,073

Net Cash Used by Operating Activities	(169,091)	(90,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of preferred stock with cash	(20,000)	-
Settlement of notes payable for cash	(60,750)	-
Principal payments on long-term debt	-	(1,337)
Proceeds from the issuance of notes payable	-	100,000
Net Cash Provided (used) by financing activities	$(80,750)	$98,663

Net Increase (Decrease) in Cash and Cash Equivalents	(249,841)	8,223

Cash and Cash Equivalents, Beginning of Period	460,111	691

Cash and Cash Equivalents, End of Period	$210,270	$8,914

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$524	$1,467
Income tax paid	$-	$-

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

Our current focus is to obtain additional working capital necessary to continue as a going concern, and to develop a longer term financing and operating plan to: (i) commercialize our over the-counter products either directly or through joint ventures, mergers or similar transactions intended to capitalize on potential commercial opportunities; (ii) contract manufacturing of our over-the counter products to third parties, while maintaining control over the manufacturing process; (iii) maintain our intellectual property portfolio with respect to patents and licenses pertaining to both the OTC Business and the Diagnostics Business; and (iv) maximize the value of our investments in non-core assets. As a result of our current financial condition, however, our efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2018. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the nine months ended September 30, 2018 and 2017, the Company had no stock compensation expense.

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

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the nine months ended September 30, 2018 and 2017, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

Earnings per Share. The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. For the quarter ended September 30, 2018, including potentially dilutive securities in diluted shares outstanding would be immaterial.

For the three and nine months ended September 30, 2017 and the nine months ended September 30, 2018, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of September 30, 2018, the Company had outstanding options exercisable for 2,300,000 shares of its common stock, outstanding warrants exercisable for 15,000,000 shares of its common stock, and outstanding preferred shares convertible into 6,196,858 shares of its common stock, which options, warrants and preferred shares were deemed to be antidilutive for the nine months ended September 30, 2018. At September 30, 2018, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its common stock. As of September 30, 2018, the Company has estimated and reserved for issuance approximately 20.0 million shares of common stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of September 30, 2017, the Company had outstanding options exercisable for 2,352,000 shares of its common stock, and preferred shares convertible into 16,676,942 shares of its common stock, which options and preferred shares were deemed to be antidilutive for the nine months ended September 30, 2017. At September 30, 2017, the Company had reserved for issuance to certain investors, 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its common stock.

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

On December 15, 2017, the Company executed an agreement with Preprogen, pursuant to which the Company sold, assigned and licensed-back certain assets pertaining to its Diagnostic Business (the “Preprogen Transaction”). As a part of the Preprogen Transaction, the Company acquired a 15% interest in Preprogen.

 5.            INTANGIBLE ASSETS

On December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of certain assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets. At September 30, 2018 and December 31, 2017, the Company had reduced its capitalized intangible assets to zero.

Amortization expense for the nine months ended September 30, 2018 and 2017 totaled $0 and $2,682, respectively.

6.            CONVERTIBLE NOTES PAYABLE

On January 2, 2015, the Company issued a Bridge Note in the principal amount of $36,500 and issued 73,000 shares of its common stock to the purchaser of the Bridge Note. Additionally, the Company issued 500,000 shares of its common stock in January 2015 to certain investors who purchased Bridge Notes during the year ended December 31, 2014.

On June 30, 2015, the Company issued two additional Bridge Notes in the aggregate principal amount of $50,000 and issued an aggregate total of 100,000 shares of its common stock to the purchasers of these Bridge Notes. In connection with the issuance of these notes, the Company recorded debt discount expense totaling $2,830 and has amortized these costs over the life of the notes.

In June 2015, the Company authorized the issuance of an aggregate total of 1,875,691 shares of its common stock as payment for accrued interest for the period from January 1, 2015 through June 30, 2015 under certain convertible notes payable. The Company settled a total of $70,256 in accrued interest, recognizing a gain on settlement in the amount of $23,364. The Company and the holders of the Bridge Notes also agreed to extend the maturity date of the Bridge Notes from June 30, 2015 to December 31, 2015. As consideration for the extension of the maturity date of the Bridge Notes, the Company issued an aggregate total of 286,500 shares of its common stock to the Bridge Note holders. These Bridge Notes are now payable on demand.

In July 2015, the Company issued a Bridge Note in the principal amount of $35,000 and issued an aggregate total of 70,000 shares of its common stock to the purchaser of the Bridge Note.

On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with the issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2016, and was past due as of September 30, 2017. On April 1, 2017, BHA assigned the BHA Note to certain of its then employees, including Michael Abrams, who serves as a director of the Company, under the same terms.

During each of the quarters ended March 31, 2017 and June 30, 2017, the Company issued an MOU Note in the principal amount of $25,000.

In July and August 2017, the Company issued certain investors Bridge Notes in the aggregate principal amount of $86,000 (the “2017 Bridge Notes”). Each 2017 Bridge Note accrues interest at a rate of 10% per annum, and matured on September 30, 2017. The 2017 Bridge Notes are now payable on demand.

In October 2017, the Company issued an additional MOU Note in the principal amount of $15,000.

The three MOU Notes, with an aggregate principal amount of $65,000, were all cancelled and applied as part of the purchase price in the Preprogen Transaction.

In September 2018, the Company paid three of its note holders an aggregate of $60,750 to settle $121,500 of note principal plus $47,637 of accrued interest.

At September 30, 2018 and December 31, 2017, the Company’s Convertible Notes Payable and Accrued Interest were as follows:

	September 30, 2018	December 31, 2017
Notes Payable and accrued interest payable	$1,820,511	$1,825,135
Notes Payable and accrued interest payable, related party	131,936	120,611
Total notes payable	$1,952,447	$1,945,746

Notes Payable, Related Party

As of September 30, 2018, the Company owed Michael Abrams, a director of the Company, an aggregate total of $131,936 for outstanding principal and accrued and unpaid interest the BHA Notes. As of December 31, 2017, the Company owed Mr. Abrams an aggregate total of $120,611 for outstanding principal and accrued and unpaid interest on the BHA Notes. Mr. Abrams was formerly affiliated with BHA.

On April 1, 2017, BHA assigned the BHA Notes, including all accrued but unpaid interest to its employees, and is no longer a related party note payable. As noted above, Michael Abrams, one of the Company’s directors and previously an affiliate of BHA, was assigned $50,000 of the outstanding principal amount of the BHA Note, plus all accrued and unpaid interest on such amount.

7.            RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company paid its CEO, Shalom Hirschman, a bonus of $15,000 for his significant contributions to the Company.

In April 2018, the Company paid BHA $30,000 as consideration for certain advisory services, which included the oversight and management of the relocation of the Company’s assets held in Oregon to New Jersey as well as the structuring, negotiation and execution of the Purchased Shares transaction referenced above. Michael Abrams, a director of the Company, is formerly an affiliate of BHA.

8.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets consist of:

Prepaid expense:	September 30, 2018	December 31, 2017
Prepaid insurance	$-	$28,160
Total prepaid expense	$-	$28,160

Property and equipment:
Computers and office furniture, fixtures and equipment	$28,031	$28,031
Machinery and equipment	5,475	5,475
Less: accumulated depreciation	(33,506)	(33,506)
Property and equipment, net	$-	$-

Accrued expense:
Other Accrued expense	$-	$26,708
Total accrued expense	$-	$26,708

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at September 30, 2018 consisted of computer and office equipment, machinery and equipment with estimated useful lives of three to seven years. As of December 31, 2017 and September 30, 2018, the Company’s property and equipment was fully depreciated.

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

On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,000 in cash. As consideration for the Preprogen Amendment, the Company agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by the Company, and that the Company shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to the Company by Preprogen pursuant to the terms of the Preprogen Agreement.

10.            PREFERRED STOCK

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of September 30, 2018.

Series B Convertible Preferred Stock

The Series B Preferred ranks senior to the Company’s common stock for purposes of liquidation preference, and to all other classes and series of equity securities of the Company that by their terms did not rank senior to the Series B Preferred (“Junior Stock”). Holders of the Series B Preferred are entitled to receive cash dividends, when, as and if declared by the Board of Directors, and they shall be entitled to receive an amount equal to the cash dividend declared on one share of common stock multiplied by the number of shares of common stock equal to the outstanding shares of Series B Preferred, on an as converted basis. The holders of Series B Preferred have voting rights to vote as a class on matters (a) amending, altering or repealing the provisions of the Series B Preferred so as to adversely affect any right, preference, privilege or voting power of the Series B Preferred; or (b) to affect any distribution with respect to Junior Stock. At any time, the holders of Series B Preferred may, subject to limitations, elect to convert all or any portion of their Series B Preferred into fully paid non-assessable shares of the Company’s common stock at a 1:1 conversion rate.

As disclosed under Note 6 above, in July and August, 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued the 2017 Bridge Notes in the aggregate principal amount of $86,000. As additional consideration for the purchase of the 2017 Bridge Notes, the Company has reserved for issuance an aggregate of 860,000 shares of Series B Preferred to be issued to the purchasers of the 2017 Bridge Notes. The Company has valued the Series B Preferred and has recorded a discount on the 2017 Bridge Notes of $7,818, which was amortized in full during the year ended December 31, 2017.

In April 2018, the Company completed the purchase of 10,480,084 shares of Series B Preferred (the “Purchased Shares”) from an institutional shareholder for an aggregate purchase price of $20,000. Following this transaction, the shareholder no longer holds shares in the Company.

As of September 30, 2018, the Company had 6,196,858 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,858 shares of the Company’s common stock. As of December 31, 2017, the Company had 16,676,942 shares of Series B Preferred issued and outstanding with a liquidation preference of $166,769 and convertible into 16,676,942 shares of the Company’s common stock.

11.            COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its common stock for issuance, of which 78,696,461 were issued and outstanding at each of September 30, 2018 and December 31, 2017.

During the nine months ended September 30, 2018 and 2017, there were no warrants issued by the Company. As of September 30, 2018, the Company has one warrant issued and outstanding, which warrant was issued in December 2017 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s common stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the nine months ended September 30, 2018 or 2017.

12.            SUBSEQUENT EVENTS

On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads, which resulted in both parties receiving $200,000 in cash. As consideration for the Preprogen Amendment, the Company agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products;provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by the Company, and that the Company shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to the Company by Preprogen pursuant to the terms of the Preprogen Agreement.

In October 2018, the Board of Directors approved bonus payments to Dr. Hirschman and Mr. Abrams in the amount of $12,500 each for services rendered to the Company.

In October 2018, the Board of Directors approved a payment to Burnham Hill Advisors of $12,500 for advisory services provided to the Company.

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

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 to the Three and Nine Months Ended September 30, 2017.

The Company did not generate any revenue during the three and nine months ended September 30, 2018 or the three and nine months ended September 30, 2017. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended September 30, 2018 and 2017 was $14,295 and $16,747, respectively. Sales, general and administrative expense for the nine months ended September 30, 2018 and 2017 was $59,791 and $57,055, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The decrease in sales, general and administrative expense for the three months ended September 30, 2018 is principally lower costs of legal fees related to the Company’s intellectual property and storage fees in the 2018 period. The increase in sales, general and administrative expense for the nine months ended September 30, 2018 is principally attributable to higher administrative costs related to moving the Company’s assets, higher transfer agent costs in the 2018 period. Partially offsetting the overall increase in the 2018 periods are lower costs for maintenance of intellectual property in the 2018 periods compared to the 2017 periods.

Professional fees for the three months ended September 30, 2018 and 2017 were $11,291 and $15,106, respectively. Professional fees for the nine months ended September 30, 2018 and 2017 were $95,740 and $44,543, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease in professional fees for the three months ended September 30, 2018 relates to lower legal expenses during the 2018 period. The increase in professional fees for the nine months ended September 30, 2018 compared to the 2017 periods is related to higher overall costs for professional services during the 2018 period, including higher legal fees and consulting fees of $15,000 paid to the Company’s CEO, in the nine months ended September 30, 2018 as a bonus for his significant contributions to the Company.

The Company did not incur any research and development costs during the three and nine months ended September 30, 2018 or 2017. The Company did not engage in any research and development efforts in the 2018 period, nor does the Company expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended September 30, 2018 and 2017 was $59,535 and $38,352, respectively. Interest expense for the nine months ended September 30, 2018 and 2017 was $177,821 and $150,951, respectively. The increase in interest expense in the 2018 periods compared to the 2017 periods is related to a higher balance of outstanding notes payable during the 2018 periods.

During the three and nine months ended September 30, 2018, the Company recorded a gain on settlement of debt in the aggregate amount of $108,385 related to the settlement of convertible notes payable outstanding to three of its noteholders for $60,750 in cash.

During the three months ended September 30, 2018, the Company recorded net income of $23,785 compared to net loss for the three months ended September 30, 2017 of $66,317. The Company’s net loss for the nine months ended September 30, 2018 was $223,881 compared to net loss for the nine months ended September 30, 2017 of $250,549. Net income for the three months ended September 30, 2018, is directly attributable to the non-cash gain on the settlement of notes payable described above. The decrease in net loss in the nine months periods ending September 30, 2018 compared to the comparable periods in 2017 primarily attributable to a non-cash gain on settlement of debt, partially offset by higher expense, sales, general and administrative expense and interest expense, as discussed above.

The Company expects net loss to decrease in future periods due to the current suspension of its active operations and its lack of revenue. The Company does not expect to re-commence active operations until it is able to secure financing necessary to execute its business and operating plan, including the development and launch of its over-the-counter products, or to otherwise capitalize on our PAD technology.

Liquidity and Capital Resources

At September 30, 2018, the Company had cash and cash equivalents of $210,720, as compared to $460,111 at December 31, 2017.

The Company had cash and cash equivalents of $8,914 at September 30, 2017. The significant increase in cash and cash equivalents between the 2018 and 2017 periods is primarily attributable to the payments received by the Company in December 2017 in connection with the sale of certain assets pertaining to its Diagnostic Business to Preprogen LLC (“Preprogen”), offset by $15,000 paid to Dr. Shalom Hirschman, the Company’s CEO, in the nine months ended September 30, 2018 as a bonus for his significant contributions to the Company.

Subsequent to the quarter ended September 30, 2018, the Company received $200,000 in cash as a result of the release of funds held in escrow pursuant to an amendment to the Asset Purchase Agreement entered into by and between the Company and Preprogen in December 2017. See Part II Item 5 for additional details regarding the amendment to the Asset Purchase Agreement and the release of such funds.

In addition, in October 2018, the Company made an aggregate of $37,500 in cash payments to certain officers of the Company and a consultant for services provided by to the Company.

During the nine months ended September 30, 2018, the Company used $169,091 for operating activities, compared to $90,440 used during the nine months ended September 30, 2017. The net overall increase in cash used for operating activities during the nine months ended September 30, 2018 is attributable to higher operating expense in the 2018 period, partially offset by a higher balance of unpaid interest expense on convertible notes payable.

During the nine months ended September 30, 2018, the Company used $80,750 for financing activities, as compared to $98,663 provided by financing activities during the nine months ended September 30, 2017. The decrease in cash provided by financing activities for the nine months ended September 30, 2018 is attributable to a repurchase of preferred shares, settlement of convertible notes payable, and the fact that the Company did not participate in any financing activities during the nine months ended September 30, 2018.

The Company has not generated sufficient revenue from operations to meet its operating expense. The Company requires additional funding to complete the development and launch of its over-the-counter products, or to otherwise capitalize on its PAD technology. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing shares of its common stock, options and warrants for certain operating costs, including consulting and professional fees. In addition, in the fiscal year ended December 31, 2017, the Company received a large cash payment from Preprogen as consideration for the sale and transfer of the certain assets.

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

The Company believes that the ability of the Company to re-commence operations, and therefore continue as a going concern is dependent upon its ability to do any or all of the following:

●
obtain adequate sources of funding to pay operating expense and fund long-term business operations;

●
enter into a licensing or other relationship that allows the Company to commercialize its products;

●
manage or control working capital requirements by reducing operating expense; and

●
develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

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

The Company recognizes revenue from nonrefundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding, the fee is fixed and determinable, and collection is probable. Once minimum royalties have been received, additional royalties are recognized as revenue when earned based on the distributor’s contractual reporting obligations. The Company is able to recognize minimum royalty payments on an accrual basis, as they are specified in the contract. However, since the Company cannot forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment to us. Should information on licensee product sales become available so as to enable the Company to recognize royalty revenue on an accrual basis, materially different revenue and results of operations could occur.

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation. The reclassifications have no effect on net loss or earnings per share.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The accounting policies discussed below are considered by management to be the most important to the Company’s financial condition and results of operations, and require management to make its most difficult and subjective judgments due to the inherent uncertainty associated with these matters. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and adjusted when necessary. We believe that our estimates and assumptions are reasonable under the circumstances. However, actual results may vary from these estimates and assumptions. Additional information on significant accounting principles is provided in Note 3 of the attached financial statements.

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

Estimates of share-based compensation expense are significant to our financial statements, but such expense is based on option valuation models and will never result in the payment of cash by us.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States.

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At September 30, 2018 and December 31, 2017, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on April 17, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities, and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,000 in cash. As consideration for the Preprogen Amendment, the Company agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by the Company, and that the Company shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to the Company by Preprogen pursuant to the terms of the Preprogen Agreement.

ITEM 6.  Exhibits

Exhibit	Description
10.1	Amendment No. 1 to the Asset Purchase Agreement, by and between QuantRx Biomedical Corporation and Preprogen LLC, dated October 8, 2018.
31	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2018	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer