Form 10-K
period 2018-12-31
QUANTRX BIOMEDICAL CORP
filed 2019-04-16
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018):  $529,337

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 15, 2019: 78,696,461 shares.

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

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include through the issuance of debt and/or equity securities. No assurances can be given that we will be able to obtain additional financing under terms favorable to us, if at all, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

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

Our current focus is to obtain additional working capital necessary to continue as a going concern, and to develop a longer term financing and operating plan to: (i) commercialize our over-the-counter products either directly or through joint ventures, mergers or similar transactions intended to capitalize on potential commercial opportunities; (ii) contract manufacturing of our over-the-counter products to third parties while maintaining control over the manufacturing process; (iii) maintain our intellectual property portfolio with respect to patents and licenses pertaining to both the OTC Business and the Diagnostics Business; and (iv) maximize the value of our investments in non-core assets. As a result of our current financial condition, however, our efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Preprogen Transaction

On December 15, 2017 (“Closing Date”), we executed an agreement with Preprogen LLC (“Preprogen”) (the “Preprogen Agreement”), pursuant to which we agreed to the sale, assignment, and license-back of certain of our assets pertaining to our Diagnostic Business (the “Purchased Assets”). Under this agreement, we retained all rights and assets relating to the OTC Business, which includes all assets necessary to pursue marketing the over-the-counter miniform products for female hygiene and hemorrhoid treatment.

As set forth in the Preprogen Agreement, as consideration for the sale, assignment and transfer of the Purchased Assets (the “Preprogen Transaction”) on the Closing Date, Preprogen (A) paid us $1.0 million (“Cash Amount”) as follows: (i) approximately $38,000 was paid to the City of Portland to payoff certain indebtedness owed by us to the City of Portland, (ii) $65,000 in principal amount of notes held by Preprogen was credited toward the purchase price as a result of the cancellation and termination of those certain promissory notes payable to Preprogen by us, and (iii) the remaining balance was paid to us in cash at closing (the “Closing Balance”); and (B) issued to us that number of membership interests in Preprogen equal to 15% of the issued and outstanding membership interests in Preprogen on a fully diluted basis as of the Closing Date. Under the terms of the Preprogen Agreement, Preprogen is obligated to pay to us such additional amounts calculated based on the aggregate gross revenue generated by Preprogen from the sale of products after the Closing Date that utilize, or royalty payments or licensing fees received by Preprogen with respect to, the Purchased Assets, if any, as more particularly set forth in the Preprogen Agreement.

At closing, and as required by the Preprogen Agreement, we deposited $400,000 of the Cash Balance in escrow, which funds were to be used to fund up to 50% of the costs incurred by Preprogen in connection with the development and manufacturing of materials to be used by us for our over-the-counter miniform products and to be used by Preprogen for diagnostic products related to the Purchased Assets. As additional consideration for the Purchased Assets, we issued a warrant to Preprogen’s designee to purchase up to 15.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), at an exercise price of $0.05 per share (the “Warrant”). The Warrant is immediately exercisable and expires on December 14, 2022.

 On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, we agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by us, and that we shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to us by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2018, we revalued our investment in Preprogen to $222,000, recording an impairment of $278,000.

 Our Business

Management’s objective is to develop our innovative PAD based products through genomic testing, although commercialization efforts are conditioned upon securing adequate financing. Assuming the availability of adequate working capital, our objective is to target significant market opportunities for our products through the following platforms.

PAD/Health and Wellness

PAD products are based on our non-woven disposable absorbent pad technology, with products for aiding the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, the over-the-counter catamenial markets, and other medical needs, including diagnostic sampling products that enable self-collection and worldwide transport for indications such as various cancers, premature delivery, and genomic testing.

Lateral Flow Diagnostics

               Our Diagnostic Business is focused on the development RapidSense® point-of-care testing products and related oral fluid collection technologies based on our core intellectual property related to lateral flow methods, devices, and processes for the consumer and healthcare professional markets.

Product and Product Candidates

We have historically operated under a two-fold product development strategy: (i) maximize the value of internally developed products that are market-ready for near-term distribution, and (ii) aggressively develop technology platforms for products we believe will address medical diagnostic and treatment issues into the future.

When introducing our PAD product lines and other products, we sought to align ourselves with experienced marketing partners that have established distribution channels. We teamed with a manufacturing partner in Asia, as well as niche United States manufacturers, in order to bring products to market in an efficient manner while controlling product quality. We currently do not have any manufacturing partnerships, as we are not currently manufacturing or selling any of our products; however, we are currently evaluating new manufacturing relationships in the U.S., consistent with the terms of the Preprogen Agreement.

Our miniform PAD is a patented technology that provides the basis for a line of products that address an array of consumer health issues, including temporary relief of hemorrhoid and minor vaginal infection itch and discomfort, feminine urinary incontinence, catamenial needs, drug delivery, and medical sample collection and transport for diagnostic testing.

Our PAD products for the consumer markets are designated as FDA Class I over-the-counter devices, and are easy to use, non-invasive, fully biodegradable, highly absorbent pads. Additionally, the unique non-woven technology utilized for the PADs allows for a PAD to be used as a sample collection device, providing a sample for diagnostic purposes, or to provide local or systemic therapy.

Unique® Miniforms

Miniform is a safe, convenient, and flushable technology for the underserved over-the-counter hemorrhoid, feminine hygiene and urinary incontinence markets. The disposable miniform pads contain no adhesives, require no insertion, and are small enough to fit in the palm of a hand.

The Unique® miniform is available as a treated pad for the temporary relief of the itch and discomfort associated with hemorrhoids and minor vaginal infection, and as an untreated pad, for the daily protection of light urinary, vaginal or anal leakage.

While we previously initiated a limited web-based domestic roll-out of the Unique® miniform, we are currently in search of a strategic partnership(s) to expand the retail availability of the product across the United States and internationally.

We have significant experience manufacturing our miniform product and a clear understanding of its costs. The miniform technology is protected by numerous patents covering various applications, the manufacturing process, and certain materials. We previously contracted with a firm based in Taiwan to manufacture our PADs, although the manufacturing relationship is currently suspended due to our financial condition and pending the development of a financing and operation plan that allows us to re-commence active operations.

Lateral Flow Diagnostics

We developed and patented the RapidSense technology, a one-step lateral flow test with unique features such as a positive indication for a positive test, which allows us to target quantified point-of-care (“POC”) diagnostics previously limited to the diagnostic laboratory. These applications include, but are not limited to, thyroid disease, therapeutic drug monitoring, cancer diagnostics, diagnosis of cardiac disease, and other critical tests. This rapid POC diagnostic technology is ideal for testing any body fluid, including whole blood, serum, oral fluids and urine. We also patented innovative oral fluid collection devices specifically designed for our RapidSense technology. These distinctive collection devices, coupled with RapidSense and the reader platform, are intended to ultimately enable us to target the large and growing markets for diagnostics using oral sample collections, which have previously been limited to blood or urine testing.

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

Any product candidates that we successfully develop, which are cleared for sale by the FDA or similar international regulatory authorities in other countries, may compete with similar products currently available or that may become available in the future. Most of our competitors have substantially greater capital resources than we have, and greater capabilities and resources for research, conducting preclinical studies and clinical trials, regulatory affairs, manufacturing, marketing and sales. As a result, we may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product. In addition, given our current lack of working capital, our competitors will have the opportunity to capture market opportunities missed by us as we attempt to secure additional financing necessary to commercialize our products.

Raw Materials and Manufacturing

We currently do not have manufacturing capacity for any of our products, and therefore have historically contracted for the manufacturing of our products to third-party manufacturers, both in and outside the United States. All of our manufactured products have been, and at such time that we recommence active operations will be, produced under FDA mandated Good Manufacturing Practices standard operating procedures developed and controlled by our quality system, which specifies approved raw materials, vendors, and manufacturing methodology.

Intellectual Property Rights and Patents

As of December 31, 2018, we had nine (9) patents issued and five (5) licensed patents. Our issued patents expire between 2019 and 2030; however, we may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development. We also have four (4) registered U.S. and foreign trademarks.

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

Licensing, Distribution and Development Agreements

As noted above, on December 15, 2017, we entered into an agreement with Preprogen, which was subsequently amended on October 8, 2018, pursuant to which we agreed to the sale, assignment, and license-back of certain of our assets, including rights to use the intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of our OTC miniform products for the feminine hygiene and hemorrhoid treatment markets.

Regulatory Requirements

Some of our products and manufacturing activities are, or will be subject to regulation by the FDA, and by other federal, state, local and foreign regulatory authorities. Pursuant to the Food, Drug and Cosmetic Act of 1938, commonly known as the FD&C Act, and the regulations promulgated thereunder, the FDA regulates the research, development, clinical testing, manufacture, packaging, labeling, storage, distribution, promotion, advertising and sampling of medical devices and medical imaging products. Before a new device or pharmaceutical product can be introduced to the market, the manufacturer must generally obtain marketing clearance through a section 510(k) notification, a Premarket Approval (“PMA”) or a New Drug Approval (“NDA”).

In the United States, medical devices intended for human use are classified into three categories, Class I, II or III, on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness, with Class I requiring the fewest controls and Class III the most controls. Class I, unless exempted, and Class II devices are marketed following FDA clearance of a Section 510(k) premarket notification. Because Class III devices (e.g., a device whose failure could cause significant human harm or death) tend to carry the greatest risks, the manufacturer must demonstrate that such a device is safe and effective for its intended use by submitting a PMA application. PMA approval by the FDA is required before a Class III device can be lawfully marketed in the United States. Usually, the PMA process is significantly more time consuming and costly than the 510(k) process.

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

In addition, the FD&C Act requires device manufacturers to obtain a new FDA 510(k) clearance when there is a substantial change or modification in the intended use of a legally marketed device, or a change or modification, including product enhancements, changes to packaging or advertising text and, in some cases, manufacturing changes, to a legally marketed device that could significantly affect its safety or effectiveness. Supplements for approved PMA devices are required for device changes, including some manufacturing changes that affect safety or effectiveness, or disclosure to the consumer, such as labeling. For devices marketed pursuant to 510(k) determinations of substantial equivalence, the manufacturer must obtain FDA clearance of a new 510(k) notification prior to marketing the modified device. For devices marketed with PMA, the manufacturer must obtain FDA approval of a supplement to the PMA prior to marketing the modified device. Such regulatory requirements may require us to retain records for up to seven years, and to be subject to periodic regulatory review and inspection of all facilities and documents by the FDA.

The FD&C Act requires device manufacturers to comply with Good Manufacturing Practices regulations. The regulations require that medical device manufacturers comply with various quality control requirements pertaining to design controls, purchasing contracts, organization and personnel, including device and manufacturing process design, buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; in-process and finished device inspection and acceptance; device failure investigations; and record keeping requirements including complaint files and device tracking. At such time that we re-commence operations, if ever, Company personnel and non-affiliated contract auditors will periodically inspect the contract manufacturers to assure they remain in compliance.

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

The objective of the CLIA program is to ensure quality laboratory testing. Although all clinical laboratories must be properly certified to receive Medicare or Medicaid payments, CLIA has no direct Medicare or Medicaid program responsibilities. In the event our current operating plan includes such a facility, we will fall under CLIA regulatory requirements.

Certain of our product candidates will require significant clinical validation prior to obtaining marketing clearance from the FDA. We intend to contract with appropriate and experienced CROs (contract research organizations) to prepare for and review the results from clinical field trials. We engage certain scientific advisors, consisting of scientific Ph.D.s and M.D.’s, who contribute to the scientific and medical validity of our clinical trials when appropriate.

Research and Development Activities

We did not engage in any research and development efforts during the years ended December 31, 2018 and 2017, nor do we expect to engage in any research and development activity until funding is secured and we develop a plan to commercialize our products.

Employees

As of December 31, 2018, we had no employees; however, we have four part-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect our intellectual property portfolio and other assets.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risks, along with other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties may also adversely affect our business and operations, including those discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation, below. If any of the following risks actually occur, our business, result of operations, and financial condition could be adversely affected.

We have a history of incurring net losses and, currently, we are not generating any revenue. There can be no assurances that we will generate any revenue in the future, achieve profitable operations or continue as a going concern.

As of the year ended December 31, 2018, we had an accumulated deficit of $51,240,332. Our losses resulted principally from general and administrative costs relating to our operations. Currently, we are not generating any revenue from operations, and we expect to incur substantial and increasing losses in 2019. Historically, we have financed our operations with the proceeds from issuances of equity and debt securities, including, most recently, issuances of promissory notes. In the past, we also provided for our cash needs by issuing shares of our Common Stock, options and warrants as payment for certain operating costs, including consulting and professional fees, as well as divesting our minority equity interests and equity-linked investments. In addition, in the fiscal year ended December 31, 2017, we received a large cash payment in exchange for the sale and transfer of certain assets to Preprogen.

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

There can be no assurance that, assuming we are able to strengthen our cash position, we will achieve adequate revenue or profitable operations sufficient to continue as a going concern.

Our ability to re-commence and support operations and continue as a going concern is dependent upon raising adequate financing. We may not be able to obtain such capital on a timely basis or under commercially reasonable terms, if at all.

We expect that the capital required to re-commence our operations will be substantial, and the extent of this need will depend on many factors, some of which are beyond our control, including the continued development of our product candidates; the costs associated with maintaining, protecting and expanding our patent and other intellectual property rights; future payments, if any, received or made under existing or possible future collaborative arrangements, including pursuant to the Preprogen Agreement; the timing of regulatory approvals needed to market our product candidates; and market acceptance of our products. Although we are pursuing various funding and related options to re-commence operations and, ultimately, commercialize our innovative PAD-based products, management has been unsuccessful to date in securing sufficient financing. There can be no assurance that we will be successful in our efforts to obtain adequate financing. Should we be unable to raise adequate financing or generate revenue in the future, our business prospects would be materially and adversely harmed. As a result, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern.

We have promissory notes in the aggregate principal amount of approximately $1.9 million outstanding that are all currently due and payable on demand. In the event that demand for repayment is made, and we are not able to raise sufficient capital to pay such notes or otherwise restructure the same, we will be in default and will not be able to continue as a going concern.

Currently, we have promissory notes with a principal amount aggregating approximately $1.9 million outstanding, all of which are now due and payable on demand. In the event the holders demand repayment and we are unable to pay such notes or restructure the notes, the notes will be in default, and the Company may not be able to continue as a going concern.

Assuming we are able to successfully develop a financing and operating plan, and therefore re-commence operations, there is no assurance that our products will gain market acceptance.

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

Upon re-commencement of active operations, we will be primarily dependent on third parties for the sales, marketing and distribution of our products. We may enter into various agreements providing for the commercialization of our product candidates. We intend to sell our product candidates primarily through third parties and establish relationships with other companies to commercialize them in other countries around the world. We currently have no internal sales and marketing capabilities, and only a limited infrastructure to support such activities. Therefore, our future profitability will depend in part on our ability to enter into effective marketing agreements. To the extent that we enter into sales, marketing and distribution arrangements with other companies to sell our products in the United States or abroad, our product revenue will depend on their efforts, which may not be successful.

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

The patent positions of biomedical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we, or our licensors, have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications, or that claims allowed will be sufficient to protect the technology developed by, or licensed to, us. In addition, we cannot be certain that any patents issued to or licensed by us will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide us with competitive advantages.

Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, which may affect our rights. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. There can be no assurance that our patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on us pending resolution of the disputed matters.

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

We currently do not have any employees, resulting from our objective of substantially reducing our expenses. At such time as we re-commence operations, if ever, we may be unable to attract skilled personnel and maintain key relationships.

The success of our business will depend, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense among numerous pharmaceutical and biotechnology companies, universities and other research institutions. As a result of the suspension of the development of our PAD based products, and in connection with our objective to substantially reduce our expenses, we do not have any employees, and currently rely on consultants and/or contract managers to manage the business and operations of the Company. There can be no assurance that we will be able to attract and retain skilled personnel at such time as we re-commence operations, and the failure to do so would have a material adverse effect on the Company.

We may not be able to efficiently develop manufacturing capabilities or contract for such services from third parties on commercially acceptable terms, if at all.

We have established relationships with third-party manufacturers for the commercial production of our products, which relationships have been suspended due to the suspension of our direct, active operations. There can be no assurance that we will be able to reestablish or maintain relationships with third-party manufacturers on commercially acceptable terms, if at all, or that third-party manufacturers will be able to manufacture our products on a cost-effective basis in commercial quantities under Good Manufacturing Practices mandated by the FDA.

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

Our business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against us. The Company does not have product liability coverage, and there can be no assurance that we will be able to obtain product liability insurance on commercially acceptable terms or that we will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against us could have a material adverse effect on the Company.

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

The market price of shares of our Common Stock, like that of many biotechnology companies, is highly volatile.

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

Trading of our Common Stock, which is conducted on the OTC:PINK marketplace, has been limited. This adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts and the media’s coverage of us. This may result in lower prices for our Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our Common Stock.

The issuance of shares of our preferred stock may adversely affect the holders of our Common Stock.

Our Board of Directors is authorized to designate one or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without any action by the stockholders. The designation and issuance of such shares of our preferred stock may adversely affect the holders of our Common Stock if the rights, preferences and privileges of such preferred stock (i) restrict the declaration or payment of dividends on our Common Stock, (ii) dilute the voting power of our Common Stock, (iii) impair the liquidation rights of our Common Stock, or (iv) delay or prevent a change in control of the Company from occurring, among other possibilities.

Our Common Stock is subject to “penny stock” rules.

Our Common Stock is currently defined as a “penny stock” under Rule 3a51-1 promulgated under the Exchange Act. “Penny stocks” are subject to Rules 15g-2 through 15g-7 and Rule 15g-9, which impose additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. Among other things, for transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, these rules may affect the ability of broker-dealers to sell our Common Stock and affect the ability of holders to sell their shares of our Common Stock in the secondary market. To the extent our Common Stock is subject to the penny stock regulations, the market liquidity for our shares will be adversely affected.

Because we do not expect to pay dividends, you will not realize any income from an investment in our Common Stock unless and until you sell your shares at a profit.

We have never paid dividends on our Common Stock and do not anticipate paying any dividends for the foreseeable future. You should not rely on an investment in our stock if you require dividend income. Further, you will only realize income on an investment in our shares of Common Stock in the event you sell or otherwise dispose of your shares at a price higher than the price you paid for your shares. Such a gain would result only from an increase in the market price of our Common Stock, which is uncertain and unpredictable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.  PROPERTIES

We did not maintain a corporate headquarters during the years ended December 31, 2018 or 2017, nor do we have any further obligation under any prior lease agreements. We currently plan to transfer operations to a new facility pending obtaining financing to re-commence operations.

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our Common Stock trades on the OTC:PINK marketplace under the symbol “QTXB.” The prices below are based on high and low reported sales prices as reported by the OTC Markets during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2018
Fourth Quarter	$0.010	$0.003
Third Quarter	$0.009	$0.005
Second Quarter	$0.020	$0.036
First Quarter	$0.014	$0.004

Year ended December 31, 2017
Fourth Quarter	$0.018	$0.003
Third Quarter	$0.010	$0.003
Second Quarter	$0.020	$0.006
First Quarter	$0.022	$0.007

Stockholders

As of April 12, 2019, there were approximately 259 shareholders of record of our Common Stock, one of which was Cede & Co., a nominee for the Depository Trust Company (“DTC”). Shares of Common Stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC and are considered to be held of record by Cede & Co. as one stockholder.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year ended December 31, 2018 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have developed and intend to commercialize our patented miniform pads and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing genomic diagnostics for the laboratory market, based on our lateral flow patents. Our platforms include: inSync®, UniqueTM, and OEM branded over-the-counter and laboratory testing products based on our core intellectual property related to our PAD technology.

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include through the issuance of debt and/or equity securities. No assurances can be given that we will be able to obtain financing on terms favorable to us, if at all, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

Our principal business line consists of our OTC Business, which includes commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms, as well as maintaining established and continuing licensing relationships related to the OTC Business. We also own certain diagnostic testing technology that is based on our lateral flow patents. Management believes this corporate structure permits us to more efficiently explore options to maximize the value of the Businesses, with the objective of maximizing the value of the Businesses for the benefit of the Company and our shareholders.

Our current focus is to obtain additional working capital necessary to continue as a going concern, and develop a longer term financing and operating plan to: (i) commercialize our over-the-counter products either directly or through joint ventures, mergers or similar transactions intended to capitalize on potential commercial opportunities; (ii) contract manufacturing of our over-the-counter products to third parties while maintaining control over the manufacturing process; (iii) maintain our intellectual property portfolio with respect to patents and licenses pertaining to both the OTC Business and the Diagnostics Business; and (iv) maximize the value of our investments in non-core assets. As a result of our current financial condition, however, our efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Our Results of Operations

We did not generate any revenue during the years ended December 31, 2018 or 2017. The absence of revenue is due to no royalty revenue attributable to our PAD technology received during the 2018 and 2017 periods. Management does not anticipate that we will generate any revenue until such time as we develop a plan to commercialize our over-the-counter products, which is contingent on the receipt of financing.

Total costs and operating expense for the years ended December 31, 2018 and 2017 were $235,879 and $165,171, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Sales, general and administrative	$75,364	$74,015
Professional fees	$160,515	$80,300
Other operating expense, net	$-	$10,856

Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with our reporting requirements to the Securities and Exchange Commission (the “SEC”). The increase in sales, general and administrative expense in the year ended December 31, 2018 compared to the year ended December 31, 2017 is principally attributable to higher costs for directors and officers liability insurance, and higher costs for stock transfer agent services, partially offset by lower costs for patents and trademarks.

Professional fees include the costs of legal, consulting and auditing services provided to us, each of which were higher in the 2018 period, as compared to the 2017 period. The period over period increase in professional fees is directly related to higher consulting fees paid to Dr. Hirschman and Mr. Abrams, legal fees related to the Preprogen Amendment, and higher costs paid to Burnham Hill Partners for their professional services.

We did not incur any research and development costs during the years ended December 31, 2018 or 2017 and did not engage in any research and development efforts in the 2018 or 2017 periods. The Company does not expect to engage in any research and development activity until funding is secured and we develop a plan to commercialize our products.

              Other operating expense for the years ended December 31, 2018 and 2017 was $0 and $10,856, respectively. The decrease in other operating expense is attributable to amortization of the remaining unamortized costs on our patents as of December 31, 2017.

Other income and expense for the years ended December 31, 2018 and 2017 includes expense of $500,971 and income of $1,034,310, respectively. Highlights of the major components of other income and expense related to our results of operations are detailed and discussed below:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Gain (loss) on the sale of assets	$(200,583)	$1,444,989
Interest expense	$(232,167)	$(245,413)
Interest income	$1,134	-
Loss on impairment	$(278,000)	$(169,948)
Gain on settlement of debt	$108,385	$-
Gain on settlement of accounts payable	$100,260	$12,500
Amortization of debt discount to interest expense	$-	$(7,818)

During the year ended December 31, 2018, we recorded a loss related to the investment in Preprogen of $200,583 as a result of the Preprogen Amendment, whereby we returned 50% of the funds originally placed in escrow. During the year ended December 31, 2017, we recorded a gain from the transaction with Preprogen totaling $1,444,989. Included in the calculation of the gain on the asset sale is the $1,000,000 in proceeds from the sale of the Purchased Assets plus the valuation of our ownership of 15% of Preprogen’s outstanding membership units, valued at $500,000. Partially offsetting the gain are expenses recorded for the valuation of the warrant issued to Preprogen to purchase 15 million shares of our Common Stock, valued at $51,992 as of the date of the sale, and other costs totaling approximately $4,900.

During the year ended December 31, 2018, interest expense decreased to $232,167 from $245,413 for the 2017 period. The decrease in interest expense in the 2018 period compared to the 2017 period is primarily related to a lower balance of outstanding notes payable during the 2018 period.

During the years ended December 31, 2018 and 2017, we recorded non-cash expense of $278,000 and $169,948, respectively, due to impairment of certain assets during the periods.

During the years ended December 31, 2018 and 2017, we recorded a net gain on the settlement of accounts payable of $100,260 and $12,500, respectively.

Net loss for the 2018 period was $736,850, compared to a net profit of $869,139 reported for the 2017 period. The net loss in the 2018 period is primarily attributable to operating and other expense incurred during the period, whereas the net profit in the 2017 period is primarily attributable to the gain from the transaction with Preprogen, offset by operating expense incurred in the period.

Although we anticipate that we will likely incur net loss in future periods, we expect such net loss to decrease in future periods due to the current suspension of our active operations and our lack of revenue. We do not expect to re-commence active operations until we are able to secure financing necessary to execute our business and operating plan, including the development and launch of our products, or to otherwise capitalize on our PAD technology.

Liquidity and Capital Resources

At December 31, 2018, we had cash and cash equivalents of $322,024, as compared to $460,111 at December 31, 2017. At December 31, 2018, we had negative working capital of $1,728,401 and an accumulated deficit of $51,240,332.

In July and August 2017, we entered into Note Purchase Agreements with two existing stockholders, pursuant to which we issued convertible promissory notes in the aggregate principal amount of $86,000 (the “2017 Bridge Notes”). As additional consideration for the purchase of the 2017 Bridge Notes, we reserved for issuance an aggregate of 860,000 shares of our Series B Convertible Preferred Stock (“Series B Preferred”) to be issued to the purchasers of the 2017 Bridge Notes.

The 2017 Bridge Notes accrue interest at a rate of 10% per annum, payable in either cash or shares of our Common Stock, and matured on September 30, 2017. The 2017 Bridge Notes are now payable on demand. Each 2017 Bridge Note is convertible, at the option of the holder thereof, into that number of shares of Common Stock equal to the outstanding principal balance of the 2017 Bridge Note, plus accrued but unpaid interest (the “Outstanding Balance”), divided by $0.08 (the “Conversion Shares”). Additionally, in the event we complete an equity or equity-linked financing with gross proceeds to the Company of at least $1.5 million (a “Qualified Financing”), the Outstanding Balance of the 2017 Bridge Notes will, at the discretion of each respective holder, either (i) convert into securities sold in the Qualified Financing, or (ii) automatically convert into Conversion Shares.

In December 2017, we received $1.0 million as consideration for entering into the Preprogen Agreement, which was paid to us as follows: (i) approximately $38,000 was paid to the City of Portland to payoff certain indebtedness owed by us to the City of Portland, (ii) $65,000 in principal amount of  notes held by Preprogen was credited toward the purchase price as a result of the cancellation and termination of those certain promissory notes payable to Preprogen by us, and (iii) the remaining balance was paid to us in cash at closing. At closing, and as required by the Preprogen Agreement, we deposited $500,000 of the Cash Balance in escrow.

During the year ended December 31, 2018, we released $200,583 in cash to Preprogen as a result of the release of funds held in escrow pursuant to the Preprogen Amendment.

During the year ended December 31, 2018, we made an aggregate of $43,500 in cash payments to certain officers of the Company and to a consultant for services provided to the Company.

During the year ended December 31, 2018, cash used for operating activities was $257,920, compared to $150,613 during the year ended December 31, 2017. The net overall increase in cash used for operating activities during the year ended December 31, 2018, is attributable to losses incurred in the period partially offset by higher non-cash expense.

Cash provided by investing activities during the year ended December 31, 2018 and 2017 was $200,583 and $496,945, respectively, which was attributable to the transaction with Preprogen.

Cash used by financing activities during the year ended December 31, 2018 was $80,750 as compared to cash provided by financing activities of $113,088 during the year ended December 31, 2017. The overall decrease in cash provided by financing activities for the year ended December 31, 2018 is primarily attributable to settlements of debt and equity transactions during the 2018 period, offset by the issuance of the 2017 Bridge Notes received during 2017 the period.

We have not generated sufficient revenue from operations to meet our operating expenses. We require additional funding to complete the development and launch of our products, or to otherwise capitalize on our PAD technology. We have historically financed our operations primarily through issuances of equity securities and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees. In addition, in the fiscal year ended December 31, 2017, we received a large cash payment from Preprogen as consideration for the sale and transfer of the Purchased Assets.

Management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern. We are pursuing various funding options, including licensing opportunities and the sale of investment holdings, as well other financing transactions, to obtain additional funding to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be successful in our efforts. Should we be unable to raise adequate financing or generate sufficient revenue in the future, our business, results of operations, liquidity and financial condition would be materially and adversely harmed.

We believe that our ability to re-commence operations, and therefore continue as a going concern, is dependent upon our ability to do any or all of the following:

●
obtain adequate sources of funding to pay operating expenses and fund long-term business operations;

●
enter into a licensing or other relationship that allows us to commercialize our products;

●
manage or control working capital requirements by reducing operating expenses; and

●
develop new and enhance existing relationships with product distributors and other points of distribution for our products.

There can be no assurance that we will be successful in achieving our short- or long-term plans as set forth above, or that such plans, if consummated, will enable us to obtain profitable operations or continue in the long-term as a going concern.

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

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Note 3 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements

 Impairment of Assets

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

Transactions with Related Parties

During the year ended December 31, 2018, we paid Dr. Shalom Hirschman $31,000 of consulting fees for services as Chief Executive Officer, including a prepaid advance of $7,000 to be applied to future compensation.

As of December 31, 2018 and 2017, we owed Michael Abrams, a director of the Company, an aggregate total of $135,728 and $120,611, respectively, for outstanding principal and accrued and unpaid interest due pursuant to certain Bridge Notes. In addition, as of December 31, 2018, we owed Michael Abrams $7,000 of accrued consulting fees.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited balance sheets for the years ended December 31, 2018 and 2017 and audited statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2018 and 2017 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, our Chief Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the U.S. as of December 31, 2018. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—2013 Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2018, our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2010 Annual Report on Form 10-K.

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

While we have retained competent accounting and finance professionals necessary to ensure timely and accurate reporting with the SEC, the weaknesses in our entity level control environment arguably persist, and will continue to persist pending financing necessary to allow us to recruit additional accounting and/or finance professionals to address the material weakness in our entity level control environment.

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

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors:

Directors and Executive Officers	Age	Position
Dr. Shalom Hirschman	82	Chief Executive Officer, Principal Accounting Officer and Chairman of the Board
Michael Abrams	49	Director

Shalom Hirschman, M.D. was appointed as our Chief Executive Officer and Principal Accounting Officer on December 31, 2010, and has served as a Director of the Company since September 2005. Dr. Hirschman was a Professor of Medicine, Director of the Division of Infectious Diseases and Vice-Chairman of the Department of Medicine at Mt. Sinai School of Medicine and the Mount Sinai Hospital. He spent nearly three decades at Mt. Sinai until his retirement in 1997. He then became the CEO, President and Chief Scientific Officer of Advanced Viral Research Corp., from which he retired in 2004. Mr. Hirschman received his medical degree from Albert Einstein College of Medicine Yeshiva University.

Our Board of Directors believes that Dr. Hirschman’s extensive experience in healthcare, in both academia and as an executive working in advanced clinical research, contribute to the efforts of the Board of Directors in shaping the direction of the Company as it seeks to execute its business plan.

Michael S. Abrams was appointed to our Board of Directors in March 2012. Mr. Abrams served the Chief Financial Officer and as a director of FitLife Brands, Inc., a publicly traded company, from 2010 until early 2019, and is currently a Managing Director of Burnham Hill Partners LLC, a New York-based investment and merchant banking firm he joined in August of 2003. Mr. Abrams holds a Master of Business Administration with Honors from the Booth School of Business at the University of Chicago.

Our Board of Directors believes that Mr. Abrams’ broad experience in corporate finance, including restructurings, as well as his experience as a finance executive working with public companies, provides necessary and relevant experience to the Board of Directors given the Company’s financing challenges and efforts to restructure its business and operations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s Directors and Officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that all persons subject to the reporting requirements pursuant to Section (16)(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

Code of Ethics

We have adopted a code of ethics, which applies to all of our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Any person may also obtain a copy of our code of ethics without charge by sending a written request addressed to: QuantRx Biomedical Corporation, 10190 SW 90th Avenue, No. 4690, Tualatin, Oregon, 97123.

Audit Committee

We do not currently have an audit committee. Considering the current suspension of active development of our PAD based products, together with the costs associated with procuring and providing the infrastructure to support an independent audit committee and our limited number of transactions, our Board of Directors has concluded that the risks associated with the lack of an independent audit committee are justified and manageable. Our Board of Directors will, however, periodically reevaluate its position with a view to establishing an audit committee in the event it is deemed to be in the best interests of the Company’s stockholders.

Compensation Committee

We do not currently have a compensation committee due to the lack of sufficient independent directors. At such time that we actively recruit additional management in connection with the recommencement of active operations, our Board of Directors will establish a compensation committee to administer our stock option plans and to re-establish general policies relating to compensation.

Nominating Committee

Our entire Board of Directors participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidate’s skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria, and then select nominees that the Board believes best suit the Company’s needs.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

During the years ended December 31, 2018 and 2017, our Chief Executive Officer and Principal Accounting Officer, Dr. Shalom Hirschman, was our only executive officer and was the only individual considered to be a Named Executive Officer.

The following table sets forth information concerning the compensation paid to Mr. Hirschman during the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($)	All Other Compensation ($)	Total ($)

Shalom Hirschman	2018	$31,000	$-	$-	$-	$31,000
Chief Executive Officer, Principal Accounting Officer and Chairman of the Board	2017	$-	$-	$-	$-	$-

During the year ended December 31, 2018, Dr. Hirschman received aggregate compensation of $31,000, including a bonus of $12,500 for his significant contributions to the Company. In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for services as Chief Executive Officer, including a prepaid advance of $7,000 to be applied to future compensation.

During the year ended December 31, 2017, Dr. Hirschman did not receive any compensation from the Company.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Shalom Hirschman	750,000	-	-	$0.04	02/03/2020
Chief Executive Officer, Principal Accounting Officer and Chairman of the Board

Director Compensation

During the year ended December 31, 2018, Mr. Abrams received a bonus of $12,500 for his significant contributions to the Company. In November 2018, the Company authorized $3,500 to be paid monthly to Mr. Abrams for his services as a Director. As of December 31, 2018, the Company owed Mr. Abrams $7,000 of accrued compensation.

During the year ended December 31, 2017, Mr. Abrams did not receive any compensation from the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information as of April 12, 2019, concerning the ownership of shares of our Series B Preferred and Common Stock by (i) each stockholder of the Company known by us to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred and Common Stock, (ii) each current member of our Board of Directors, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13(d)(3) of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 12, 2019 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

Beneficial Ownership of our Series B Preferred

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of April 12, 2019	Percentage of Class

5% Beneficial Owners
Jason Adelman	30,085,336	50.0%
Barlett Family Trust utd 05/05/99	612,850	10.0%
Kate Weiner Revocable Trust	412,856	6.7%
Robert F. Hussey	350,572	5.7%
Robert J. and Sandra S. Nebrosky Living Trust	346,684	5.6%

(1)	Our officers and directors do not own any shares of our Series B Preferred, and have therefore been excluded from this table.

Beneficial Ownership of our Common Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of April 12, 2019	Percentage of Class (2)

Officers and Directors
Shalom Hirschman (3)	2,800,000	3.52%
Chief Executive Officer
Michael Abrams (4)	2,026,945	2.54%
Director
Total Officers and Directors as a Group (2 persons)	4,826,945	6.07%

5% Beneficial Owners
Jason T. Adelman (5) c/o Cipher Capital Partners LLC 1251 Avenue of Americas, Suite 936 New York, NY 10020	5,979,222	7.60%
Matthew Balk (6) 50 North 5th Street, Apt. 5GE Brooklyn, NY 11249	5,696,780	7.24%

*	Less than 1%.
(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 10190 SW 90th Avenue, Tualatin, Oregon 97123.
(2)
The percentage of beneficial ownership of Common Stock is based on 78,696,461 shares of Common Stock outstanding as of April 12, 2019 and excludes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock or conversion of any Common Stock equivalents, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of April 12, 2019.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the year ended December 31, 2018, we paid Dr. Shalom Hirschman $31,000 of consulting fees for services as Chief Executive Officer, including a prepaid advance of $7,000 to be applied to future compensation.

As of December 31, 2018 and 2017, we owed Michael Abrams, a director of the Company, an aggregate of $135,728 and $120,611, respectively, for outstanding principal and accrued and unpaid interest due pursuant to certain Bridge Notes.

 Director Independence

We have determined that none of our directors were independent as of December 31, 2018, as determined under Rule 10A-3(b)(1) of the Exchange Act adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Fruci & Associates II, PLLC (“Fruci II”), our independent registered public accounting firm for the years ended December 31, 2018 and 2017, for the audit of our annual financial statements and the reviews of financial statements for years 2018 and 2017 were $27,487 and $23,481, respectively.

Audit-Related Fees

During the years ended December 31, 2018 and 2017, no assurance or related services were performed by Fruci II that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2018 and 2017, no fees were billed by Fruci II for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2018 and 2017, no fees were billed by Fruci II other than the fees set forth under the captions “Audit Fees” above.

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
10.11
Amendment No. 1 to the Asset Purchase Agreement, by and between QuantRx Biomedical Corporation and Preprogen LLC, dated October 8, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 10-Q on November 19, 2018).

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

QuantRx Biomedical Corporation

Date: April 16, 2019	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer, Principal Accounting Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 16, 2019	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer, Principal Accounting Officer and Chairman of the Board

Date: April 16, 2019	By:	/s/ Michael Abrams
Michael Abrams, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of QuantRx Biomedical Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of QuantRx Biomedical Corporation (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is not generating revenue from operations and does not anticipate generating meaningful revenue from operations or otherwise in the short-term. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Spokane, Washington
April 16, 2019

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$322,024	$460,111
Cash in escrow	-	402,532
Prepaid expenses	37,764	28,160
Total Current Assets	359,788	890,803

Investments, net of impairment of $478,000 and $200,000, respectively	222,000	500,000
Total Assets	$581,788	$1,390,803

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$48,611	$167,900
Accounts payable, related party	7,000	-
Accrued expenses	26,165	26,708
Notes payable and accrued interest	1,870,685	1,825,135
Notes payable, related party and accrued interest	135,728	120,611
Total Current Liabilities	2,088,189	2,140,354
Total Liabilities	2,088,189	2,140,354

Commitments and Contingencies (See Note 7)	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 and 16,676,942 issued and outstanding, respectively	61,969	166,769
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Additional paid-in capital	48,876,398	48,791,598
Stock to be issued	8,600	8,600
Accumulated deficit	(51,240,332)	(50,503,482)
Total Stockholders’ Equity (Deficit)	(1,506,401)	(749,551)

Total Liabilities and Stockholders’ Equity (Deficit)	$581,788	$1,390,803

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
Revenues:
Revenues	$-	$-
Total Revenues	-	-

Costs and Operating Expenses:
Sales, general and administrative	75,364	74,015
Professional fees	160,515	80,300
Amortization	-	10,856
Total Costs and Operating Expenses	235,879	165,171

Loss from Operations	(235,879)	(165,171)

Other Income (Expense):
Interest expense	(232,167)	(245,413)
Interest income	1,134	-
Gain (loss) on sale of assets	(200,583)	1,444,989
Loss on impairment	(278,000)	(169,948)
Discount on notes payable	-	(7,818)
Gain (loss) on settlement of debt	108,385	-
Gain (loss) on settlement of accounts payable	100,260	12,500
Total Other Income (Expense), net	(500,971)	1,034,310

Income (Loss) Before Taxes	(736,850)	869,139

Provision for Income Taxes	-	-

Net Income (Loss)	$(736,850)	$869,139

Basic and Diluted Net Income (Loss) per Common Share	$(0.01)	$0.01

Basic Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461
Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	130,435,433

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(736,850)	$869,139
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	10,856
Interest expense related to amortization of non-cash discount, non-cash beneficial conversion feature and deferred financing costs	-	7,818
Loss (gain) on disposition of assets	200,583	(1,444,989)
Loss (gain) on forgiveness of debt	(108,385)	-
Interest earned on escrow account	(1,134)	(32)
Impairment on investment	278,000	169,948
Loss (gain) on write-off of accounts payable	(100,260)	(12,500)
Non-cash loss on issuance of Common Stock in exchange for interest on notes payable		-
Non-cash gain on the conversion of shares		-
(Increase) decrease in:
Prepaid expenses	(9,604)	(66)
Increase (decrease) in:
Accounts payable	(12,029)	19,727
Accrued interest and expense	231,759	229,486

Net Cash Provided by (Used for) Operating Activities	$(257,920)	$(150,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of patents	200,583	496,945

Net Cash Provided by investing activities	$200,583	$496,945

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of preferred stock with cash	(20,000)	-
Settlement of notes payable for cash	(60,750)	-
Principal payment on long term debt	-	(1,912)
Proceeds from the issuance of shareholder loans	-	-
Proceeds from issuance of convertible promissory notes	-	115,000

Net Cash Provided by (Used by) Financing Activities	$(80,750)	$113,088

Net Increase (Decrease) in Cash and Cash Equivalents	(138,087)	459,420

Cash and Cash Equivalents, Beginning of Period	460,111	691

Cash and Cash Equivalents, End of Period	$322,024	$460,111

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$2,366	$1,467
Income tax paid	$-	$-

Supplemental Disclosure of Non-Cash Activities:
Issuance of warrants from the sale of patents	$-	51,991
Preferred shares issued for loan fees	$-	$7,818
Payment of principal and interest from the sale of patents	$-	$105,555
Receipt of investment from the sale of patents	$-	$500,000
Restricted cash received from the sale of patents	$-	$400,000

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Stock to		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Be Issued	Accumulated Deficit	Stockholders’ Equity
BALANCE, JANUARY 1, 2017	16,676,972	166,769	78,696,461	786,964	48,740,389	-	(51,372,621)	(1,648,499)

Preferred Shares issued on convertible notes payable					(782)	8,600		7,818

Issuance of warrants from the sale of patents					51,991			51,991

Net income for the year ended December 31, 2017							869,139	869,139

BALANCE, DECEMBER 31, 2017	16,676,972	166,769	78,696,461	786,964	48,791,598	8,600	(50,503,482)	(749,551)

Repurchase of preferred stock for cash	(10,480,049)	(104,800)			84,800			20,000

Net loss for the year ended December 31, 2018							(736,850)	(736,850)
BALANCE, DECEMBER 31, 2018	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,240,332)	$(1,506,401)

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include through the issuance of debt and/or equity securities. No assurances can be given that we will be able to obtain additional financing under terms favorable to us, if at all, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

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

Our current focus is to obtain additional working capital necessary to continue as a going concern, and to develop a longer term financing and operating plan to: (i) commercialize our over-the-counter products either directly or through joint ventures, mergers or similar transactions intended to capitalize on potential commercial opportunities; (ii) contract manufacturing of our over-the-counter products to third parties while maintaining control over the manufacturing process; (iii) maintain our intellectual property portfolio with respect to patents and licenses pertaining to both the OTC Business and the Diagnostics Business; and (iv) maximize the value of our investments in non-core assets. As a result of our current financial condition, however, our efforts in the short-term will be focused on obtaining financing necessary to maintain the Company as a going concern.

Preprogen Transaction

On December 15, 2017 (“Closing Date”), we executed an agreement with Preprogen LLC (“Preprogen”) (the “Preprogen Agreement”), pursuant to which we agreed to the sale, assignment, and license-back of certain of our assets pertaining to our Diagnostic Business (the “Purchased Assets”). Under this agreement, we retained all rights and assets relating to the OTC Business, which includes all assets necessary to pursue marketing the over-the-counter miniform products for female hygiene and hemorrhoid treatment.

As set forth in the Preprogen Agreement, as consideration for the sale, assignment and transfer of the Purchased Assets (the “Preprogen Transaction”) on the Closing Date, Preprogen (A) paid us $1.0 million (“Cash Amount”) as follows: (i) approximately $38,000 was paid to the City of Portland to payoff certain indebtedness owed by us to the City of Portland, (ii) $65,000 in principal amount of notes held by Preprogen was credited toward the purchase price as a result of the cancellation and termination of those certain promissory notes payable to Preprogen by us, and (iii) the remaining balance was paid to us in cash at closing (the “Closing Balance”); and (B) issued to us that number of membership interests in Preprogen equal to 15% of the issued and outstanding membership interests in Preprogen on a fully diluted basis as of the Closing Date. Under the terms of the Preprogen Agreement, Preprogen is obligated to pay to us such additional amounts calculated based on the aggregate gross revenue generated by Preprogen from the sale of products after the Closing Date that utilize, or royalty payments or licensing fees received by Preprogen with respect to, the Purchased Assets, if any, as more particularly set forth in the Preprogen Agreement.

At closing, and as required by the Preprogen Agreement, we deposited $400,000 of the Cash Balance in escrow, which funds were to be used to fund up to 50% of the costs incurred by Preprogen in connection with the development and manufacturing of materials to be used by us for our over-the-counter miniform products and to be used by Preprogen for diagnostic products related to the Purchased Assets. As additional consideration for the Purchased Assets, we issued a warrant to Preprogen’s designee to purchase up to 15.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), at an exercise price of $0.05 per share (the “Warrant”). The Warrant is immediately exercisable and expires on December 14, 2022.

 On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, we agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by us, and that we shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to us by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2018, we revalued our investment in Preprogen to $222,000, recording an impairment of $278,000.

2.	MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company currently is not generating revenue from operations, and does not anticipate generating meaningful revenue from operations or otherwise in the short-term. The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes. In the past, the Company also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments. In addition, in the fiscal years ended December 31, 2018 and 2017, the Company received cash payments as consideration for the sale and transfer of the Purchased Assets to Preprogen.

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

Stock-based Compensation

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Accordingly, compensation cost has been recognized for the issuance of Common Stock to non-employee consultants for the years ended December 31, 2018 and 2017 of $0 and $0, respectively.

The Black-Scholes model is used to value the warrant on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification determines the incremental value. The Company has modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values. When modified in connection with a note issuance, the Company recognizes the incremental value as a part of the debt discount calculation, using its relative fair value in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.” When modified in connection with note extensions, the Company recognized the incremental value as prepaid interest, which is expensed over the term of the extension. During the years ended December 31, 2018 and 2017, the Company recorded incremental expenses related to warrants of $0 and $0, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2018 and 2017.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2018, the Company’s cash balances were in excess of federally insured limits by $72,024.

Earnings per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase Common Stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. During the year ended December 31, 2018, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including Common Stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of December 31, 2018, the Company had outstanding options exercisable for 2,300,000 shares of its Common Stock, outstanding warrants exercisable for 1,500,000 shares of its Common Stock, and preferred shares convertible into 6,196,893 shares of its Common Stock. The Company has reserved for issuance 860,000 shares of its Series B Preferred stock to certain investors in connection with the 2017 Bridge Notes. As of December 31, 2018, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of December 31, 2017, the Company had outstanding options exercisable for 2,301,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock. The Company has reserved for issuance 860,000 shares of its Series B Preferred stock to certain investors in connection with the 2017 Bridge Notes. As of December 31, 2017, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

The following are Level 3 Investments under the hierarchy above:

GUSA: In determining fair value of our investment from GUSA (which investment is further described in Note 4 below), the Company estimated fair value based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

PREPROGEN LLC: In determining fair value of our investment from Preprogen (further described in Note 1), the Company obtained by third party the estimated fair value of its membership interests based on using the cost accumulation method, historical data of similar companies, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of this investment that are not readily apparent from other sources.

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

Genomics USA, Inc. (“GUSA”) During the years ended December 31, 2018 and 2017, the Company has recorded losses of $0 and $169,948, respectively, on an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors. As of December 31, 2018, the Company has fully impaired its investment in GUSA.

Global Cancer Diagnostics, Inc. (“GCD”): During 2015, the Company entered into a letter of intent with GCD, which provided for, among other things, the advance payment of $50,000 towards a potential business combination. During 2017, the Company determined the full amount of the advanced payment to be impaired.

PREPROGEN: During the year ended December 31, 2018, the Company recorded a loss of $278,000 on an impairment on the value of its investment in Preprogen. The Company has valued the impairment based on an evaluation by a third-party using the value of similar investments in comparable companies.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2018 or 2017; and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2018 or 2017. See Note 8, Income Taxes, below.

Intangible Assets

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. Amortization expense for the years ended December 31, 2018 and 2017, totaled $0 and $10,856, respectively. The Company has fully amortized its Intangible Assets as of December 31, 2018.

On December 15, 2017, the Company entered into an agreement with Preprogen, as amended October 8, 2018, pursuant to which the parties agreed to the sale, assignment, and license-back of the Purchased Assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets.

Inventories

Inventories, consisting solely of products available for sale, are accounted for using the first-in, first-out (“FIFO”) method, and are valued at the lower of cost of market value. This valuation requires us to make judgments, based on current market conditions, about the likely method of dispositions and expected recoverable value inventories.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2018 and 2017 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $0 and $0 for the years ended December 31, 2018 and 2017, respectively. Expenditures for repairs and maintenance are expensed as incurred. See Note 4 below.

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

Recent Accounting Pronouncements

On June 20, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, consultants, service providers, external legal counsel, etc. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date.

As of December 31, 2018, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

4.	INVESTMENTS

In May 2006, the Company purchased 144,024 shares of common stock of GMS Biotech, formerly GUSA, for $200,000. After the investment, the Company owned approximately 5% of the total issued and outstanding common stock of GUSA. As of December 31, 2018, the Company’s position had been diluted to approximately 2% of the issued and outstanding common stock of GUSA. The investment is recorded at historical cost and is assessed at least annually for impairment. During the year ended December 31, 2017, the Company recorded a loss of $169,948, on an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors. The Company’s investment in GUSA was fully impaired as of December 31, 2017. As of December 31, 2018, the Company has fully impaired its investment in GUSA.

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

In December 2017, we acquired a 15% interest in Preprogen LLC pursuant to the Preprogen Transaction.  On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, we agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by us, and that we shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to us by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2018, we revalued our investment in Preprogen to $222,000, recording an impairment of $278,000.

5.	CONVERTIBLE NOTES PAYABLE

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

On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2017, and is past due as of December 31, 2018. On April 1, 2017, BHA assigned the BHA Note to certain of its employees, including Michael Abrams who serves as a director of the Company, under the same terms.

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

During the year ended December 31, 2018, the Company paid three noteholders an aggregate of $60,750 to settle $121,500 of note principal plus $47,637 of accrued interest.

At December 31, 2018 and 2017, the Company’s Convertible Notes Payable are as follows:

	December 31, 2018	December 31, 2017
Notes Payable	$1,870,684	$1,825,135
Notes Payable, related party	135,728	120,611
Total notes payable	$2,006,412	$1,945,746

Notes Payable, Related Party.

As of December 31, 2018 and 2017, the Company owed Michael Abrams, a director of the Company, an aggregate total of $135,728 and $120,611, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

6.	LONG-TERM NOTES PAYABLE

The Company received a $44,000 loan from the Portland Development Commission in 2007. The loan matures in 20 years and was interest free through February 2010. The terms of the note stipulate monthly interest only payments from April 2010 through December 2014, at a 5% annual rate. Effective January 1, 2015, the Company began a payment program whereby it would make quarterly payments towards principal and interest through the life of the loan. During the year ended December 31, 2017, the Company paid the remaining outstanding balance due under the loan, which amounted to principal payments of $40,496 and payments towards accrued interest of $2,415. As of December 31, 2018 and December 31, 2017, the Company had no further obligation under the loan.

7.	COMMITMENTS AND CONTINGENCIES

In December 2017, Company committed to share in fees and costs of 50% the of the future manufacturing costs for the miniform pads. The Company and Preprogen agreed that the Company’s expenses shall not exceed $400,000. The Company has reserved that same amount in an escrow account until an acceptable manufacturer is identified by Preprogen and the Company. On October 8, 2018, the agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads, which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, the Company agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by the Company, and that the Company shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to the Company by Preprogen pursuant to the terms of the Preprogen Agreement.

8.	INCOME TAXES

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

At December 31, 2018 and 2017, the Company had gross deferred tax assets calculated at an expected blended rate of 21% and 30%, respectively, of approximately $6,300,000 and $8,500,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $6,300,000 and $8,500,000 has been established at December 31, 2018 and 2017, respectively.

Topic 740 in the Accounting Standards Codification (“ASC 740”) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2018, the Company had taken no tax positions that would require disclosure under ASC 740.

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

There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

	2018	2017
Gross deferred tax assets:
Net operating loss carryforwards	$5,400,000	$7,500,000
Stock based expenses	140,000	250,000
Tax credit carryforwards	200,000	200,000
All others	560,000	550,000
	6,300,000	8,500,000

Deferred tax asset valuation allowance	(6,300,000)	(8,500,000)
Net deferred tax asset (liability)	$-	-

At December 31, 2018, the Company has net operating loss carryforwards of approximately $5,400,000. The net change in the allowance account was a decrease of approximately $2,100,000 and $2,300,000 for the years ended December 31, 2018 and 2017, respectively.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018, for certain deferred tax assets and deferred tax liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has evaluated SAB 118, and has determined that no provisional amounts are necessary due to on-going losses.

9.	CAPITAL STOCK

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with an aggregate stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of December 31, 2018.

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

During the year ended December 31, 2018, the Company completed the purchase of 10,480,049 shares of Series B Preferred (the “Purchased Shares”) from an institutional shareholder for an aggregate purchase price of $20,000. Following this transaction, the shareholder no longer holds shares in the Company.

As of December 31, 2018 and 2017, the Company had 6,196,893 and 16,676,942 shares of Series B Preferred Stock issued and outstanding. As of December 31, 2018, the Series B Preferred Stock had a liquidation preference of $61,969 and convertible into 6,196,893 shares of Common Stock.

As of December 31, 2018, the Company had reserved for issuance 860,000 shares of its Series B Preferred Stock in connection with Convertible Notes Payable.

Common Stock

The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 78,696,461 shares of its Common Stock at December 31, 2018 and 2017.

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

10.	STOCK PURCHASE WARRANTS

On December 15, 2017, in connection with the transaction with Preprogen, the Company issued a warrant to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share, which warrant was immediately exercisable, and expires on December 14, 2022. During the year ended December 31, 2017, the Company recorded expense of $51,992 for the value of the warrant. During the year ended December 31, 2018, the Company did not issue any other warrants, and had no other warrants issued and outstanding.

11.	COMMON STOCK OPTIONS

In 2007, the Company adopted the 2007 Incentive and Non-Qualified Stock Option Plan (the “Plan”), which replaced the 1997 Incentive and Non-Qualified Stock Option Plan, as amended in 2001, and under which 8,000,000 shares of Common Stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Plan.

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

During the years ended December 31, 2018 and 2017, no stock options were granted by the Company.

The following is a summary of all Common Stock option activity during the year ended December 31, 2018 and 2017:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,352,000	$0.06
Options granted	-
Options forfeited	(51,000)	$0.85
Options exercised
Outstanding at December 31, 2017	2,301,000	$0.04
Options granted
Options forfeited	(1,000)	0.80
Options exercised
Outstanding at December 31, 2018	2,300,000	0.04

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2017	2,301,000	$0.04
Exercisable at December 31, 2018	2,300,000	0.04

 The following represents additional information related to Common Stock options outstanding and exercisable at December 31, 2018:

		Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.04	2,300,000	1.09	$0.04

The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 1.09 years.

During the years ended December 31, 2018 and 2017, the Company’s stock options were fully vested.

12.	RELATED PARTY

In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for services as Chief Executive Officer and $3,500 to Mr. Abrams for services as a Director.

During the year ended December 31, 2018, the Company paid Dr. Hirschman an aggregate total of $31,000 for services as Chief Executive Officer, including a bonus of $12,500 for his significant contributions to the Company. In November 2018, the Company authorized payments of $3,500 per month to Dr. Hirschman for services as Chief Executive Officer, and an advance of $7,000 to be applied to future compensation.

During the year ended December 31, 2018, Mr. Abrams received a bonus of $12,500 for his significant contributions to the Company. In November 2018, the Company authorized $3,500 to be paid monthly to Mr. Abrams for his services as a Director. As of December 31, 2018, the Company owed Mr. Abrams $7,000 of accrued compensation.

As of December 31, 2018 and 2017, the Company owed Michael Abrams, a director of the Company, an aggregate total of $135,728 and $120,611, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

13.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that no subsequent events occurred that are reasonably likely to impact these financial statements.