Form 10-Q
period 2019-03-31
QUANTRX BIOMEDICAL CORP
filed 2019-05-20
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	QTXB	OTC:PINK Marketplace

The number of shares outstanding of the issuer’s common stock as of May 20, 2019 was 78,696,461.

-i-

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$281,920	$322,024
Prepaid expense	27,510	37,764
Total Current Assets	309,430	359,788

Investments, net of impairment of $478,000	222,000	222,000
Total Assets	$531,430	$581,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$58,142	$48,611
Accounts payable, related party	17,500	7,000
Accrued expense	15,161	26,165
Notes payable and accrued interest	1,919,759	1,870,685
Notes payable, related party and accrued interest	139,486	135,728
Total Liabilities	2,150,048	2,088,189

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common Stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Additional paid-in capital	48,876,398	48,876,398
Stock to be issued	8,600	8,600
Accumulated deficit	(51,352,549)	(51,240,332)
Total Stockholders’ Equity (Deficit)	(1,618,618)	(1,506,401)

Total Liabilities and Stockholders’ Equity (Deficit)	$531,430	$581,788

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended
	March 31,
	2019	2018
Revenue:
Revenue	$-	$-
Total Revenue	-	-

Costs and Operating Expense:
Sales, general and administrative	22,579	27,980
Professional fees	36,425	18,323
Total Costs and Operating Expenses	59,004	46,603

Loss from Operations	(59,004)	(46,603)

Other Income (Expense):
Interest expense	(53,213)	(58,916)
Interest Income	-	219
Total Other Income (Expense), net	(53,213)	(58,697)

Profit (Loss) Before Taxes	(112,217)	(105,000)

Provision for Income Taxes	-	-

Net Profit (Loss)	(112,217)	$(105,000)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,217)	$(105,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest earned on escrow account	-	(219)
(Increase) Decrease in:
Prepaid expense	10,254	9,386
Increase (decrease) in:
Accounts payable	20,031	(10,542)
Accrued interest and expense	52,832	49,127
Net Cash Used by Operating Activities	(40,104)	(57,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided (used) by financing activities	$-	$-

Net Increase (Decrease) in Cash and Cash Equivalents	(40,104)	(57,248)

Cash and Cash Equivalents, Beginning of Period	322,024	460,111

Cash and Cash Equivalents, End of Period	$281,920	$402,863

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$381	$261
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional	Stock		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	To Be Issued	Accumulated Deficit	Stockholders’ Equity

Balance, January 1, 2018	16,676,942	$166,769	78,696,461	$786,964	$48,791,598	8,600	$(50,503,482)	$(749,551)
Net Loss	-	-	-	-	-	-	(105,000)	(105,000)
Balance, March 31, 2018	16,676,942	$166,769	78,696,461	$786,964	$48,791,598	8,600	$(50,608,482)	$(854,551)

Balance, January 1, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	8,600	$(51,240,332)	$(1,506,401)
Net Loss	-	-	-	-	-	-	(112,217)	(112,217)
Balance, March 31, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	8,600	$(51,352,549)	$(1,618,618)

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 16, 2019. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

2.            MANAGEMENT STATEMENT REGARDING GOING CONCERN

Currently, we are not generating revenue from operations, and do not anticipate generating meaningful revenue from operations or otherwise in the short-term. We have historically financed our operations primarily through issuances of equity and the proceeds from the issuance of promissory notes. In the past, we also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting our minority equity interests and equity-linked investments. In addition, in the fiscal year ended December 31, 2018, we received a cash payment as consideration for the sale and transfer of the certain assets to Preprogen LLC (“Preprogen”).

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the three months ended March 31, 2019 and 2018, the Company had no stock compensation expense.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three months ended March 31, 2019 and 2018, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

Earnings per Share. The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. For the quarter ended March 31, 2019, including potentially dilutive securities in diluted shares outstanding would be immaterial.

For the three months ended March 31, 2018 and the three months ended March 31, 2019, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of March 31, 2019, the Company had outstanding options exercisable for 2,300,000 shares of its common stock, outstanding warrants exercisable for 15,000,000 shares of its common stock, and outstanding preferred shares convertible into 6,196,893 shares of its common stock, which options, warrants and preferred shares were deemed to be antidilutive for the three months ended March 31, 2019. At March 31, 2019, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its common stock. As of March 31, 2019, the Company has estimated and reserved for issuance approximately 20.0 million shares of common stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

Reclassifications. Prior period financial statement amounts have been reclassified to conform to current period presentation. The reclassifications have no effect on net loss or earnings per share.

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

On September 3, 2015, the Company entered into a non-binding letter of intent (the “Global LOI”) with Global Cancer Diagnostics, Inc., a privately held laboratory in Tempe, Arizona (“Global”), for a proposed business combination. The Global LOI had an original termination date of October 31, 2015 (the “Termination Date”), but could be terminated or extended anytime by the mutual written consent of the parties. During the quarter ended September 30, 2016, in accordance with the terms and conditions of the executed Global LOI, the Company deemed the Global LOI terminated. Accordingly, Global is obligated to issue the Company the number of shares of Global’s common stock equal to 10% of its then outstanding shares of common stock, on a fully-diluted basis, as payment of the Global Advance. In addition to the share issuance, the Company is evaluating certain additional remedies related to the Global LOI and the $50,000 advance. The Company deemed the $50,000 Global Advance to be fully impaired as of September 30, 2016.

In December 2017, the Company executed an agreement with Preprogen, pursuant to which the Company sold, assigned and licensed-back certain assets pertaining to its Diagnostic Business (the “Preprogen Transaction”). As a part of the Preprogen Transaction, the Company acquired a 15% interest in Preprogen.  On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, the Company agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by the Company, and that the Company shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to the Company by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2018, we revalued our investment in Preprogen to $222,000, recording an impairment of $278,000.

 5.            INTANGIBLE ASSETS

On December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of certain assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets. At March 31, 2019 and December 31, 2018, the Company had reduced its capitalized intangible assets to zero.

6.            CONVERTIBLE NOTES PAYABLE

On January 2, 2015, the Company issued a Bridge Note in the principal amount of $36,500 and issued 73,000 shares of its common stock to the purchaser of the Bridge Note. Additionally, the Company issued 500,000 shares of its common stock in January 2015 to certain investors who purchased Bridge Notes during the year ended December 31, 2014.

In February 2015, the Company issued an aggregate total of 815,061 shares of its common stock as payment for accrued interest for the period from July 1, 2014 through December 31, 2014 under certain convertible notes payable.

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

At March 31, 2019 and December 31, 2018, the Company’s Convertible Notes Payable and Accrued Interest were as follows:

	March 31, 2019	December 31, 2018
Notes Payable and accrued interest payable	$1,919,759	$1,870,685
Notes Payable and accrued interest payable, related party	139,486	135,728
Total notes payable	$2,059,245	$2,006,413

Notes Payable, Related Party

As of March 31, 2019, the Company owed Michael Abrams, a director of the Company, an aggregate total of $139,486 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. As of December 31, 2018, the Company owed Mr. Abrams an aggregate total of $135,728 for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

 7.            RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, the Company paid Dr. Hirschman an aggregate total of $10,500 for his services as CEO.

During the three months ended March 31, 2019, the Company accrued fees due to Mr. Abrams in aggregate of $10,500 for his services as a Director. As of March 31, 2019, the Company owed Mr. Abrams $17,500 in accrued fees.

As of March 31, 2019, the Company owed Michael Abrams, a director of the Company, an aggregate total of $139,486 for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

8.            PREFERRED STOCK

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares had not been designated by the Company as of March 31, 2019.

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

As of March 31, 2019, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s common stock. As of December 31, 2018, the Company had 6,196,893 shares of Series B Preferred issued and outstanding with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s common stock.

9.            COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its common stock for issuance, of which 78,696,461 were issued and outstanding at each of March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2019 and 2018, there were no warrants issued by the Company. As of March 31, 2019, the Company has one warrant issued and outstanding, which warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s common stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the three months ended March 31, 2019 or 2018.

10.            SUBSEQUENT EVENTS

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 16, 2019.

 Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018.

The Company did not generate any revenue during the three months ended March 31, 2019 or the three months ended March 31, 2018. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended March 31, 2019 and 2018 was $22,579 and $27,980, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The overall decrease in sales, general and administrative expense for the three months ended March 31, 2019 is principally due to costs incurred during the 2018 period to move the Company’s facilities. Partially offsetting the overall decrease in the 2019 period are increased costs for maintenance of intellectual property in the 2019 period compared to the 2018 period.

Professional fees for the three months ended March 31, 2019 and 2018 were $36,425 and $18,323, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase in professional fees for the three months ended March 31, 2019 relates to higher consulting fees paid to Dr. Hirschman for services as CEO and Mr. Abrams for their services as a Director. Also contributing to the increased expenses in the 2019 period are higher costs of legal and audit fees during the 2019 period.

The Company did not incur any research and development costs during the three months ended March 31, 2019 or 2018. The Company did not engage in any research and development efforts in the 2019 period, nor does the Company expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended March 31, 2019 and 2018 was $53,213 and $58,916, respectively. The decrease in interest expense in the 2019 periods compared to the 2018 periods is related to lower convertible notes outstanding partially offset by higher interest rate calculations on certain notes payable during the 2019 periods.

During the three months ended March 31, 2019, the Company recorded net loss of $112,217 compared to net loss for the three months ended March 31, 2018 of $105,000. Net loss for the three months ended March 31, 2019 is directly attributable to higher costs for professional services, as described above.

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

Liquidity and Capital Resources

At March 31, 2019, the Company had cash and cash equivalents of $281,920, as compared to $322,024 at December 31, 2018.

The Company had cash and cash equivalents of $402,863 at March 31, 2018. The decrease in cash and cash equivalents between the 2019 and 2018 periods of approximately $120,000 is primarily attributable to cash used for operations in the 2018 and 2019 periods partially offset by the receipt of escrow funds in December 2018 related to the sale of certain assets pertaining to its Diagnostic Business to Preprogen LLC (“Preprogen”) in 2017. Also participating in the decrease in cash is a one-time payment of $20,000 to settle certain convertible notes payable during the second quarter of 2018.

During the three months ended March 31, 2019, the Company used $40,104 for operating activities, compared to $57,248 used during the three months ended March 31, 2018. The net overall decrease in cash used for operating activities during the three months ended March 31, 2019 is attributable to higher payments of accounts payable during the 2018 period, partially offset by a higher balance of unpaid interest expense on convertible notes payable.

The Company has not generated sufficient revenue from operations to meet its operating expense. The Company requires additional funding to complete the development and launch of its over-the-counter products, or to otherwise capitalize on its PAD technology. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing shares of its common stock, options and warrants for certain operating costs, including consulting and professional fees. In addition, in the fiscal year ended December 31, 2018, the Company received a large cash payment from Preprogen as consideration for the sale and transfer of the certain assets.

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

●
manage or control working capital requirements by reducing operating expense; and

●
develop new, and enhance existing, relationships with product distributors and other points of distribution for the Company’s products.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The accounting policies discussed below are considered by management to be those most important to the Company’s financial condition and results of operations, and require management to make its most difficult and subjective judgments due to the inherent uncertainty associated with these matters. All significant estimates and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and adjusted when necessary. We believe that our estimates and assumptions are reasonable under the circumstances. However, actual results may vary from these estimates and assumptions. Additional information on significant accounting principles is provided in Note 3 of the attached financial statements.

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

Genomics USA, Inc. (“GUSA”): During the years ended December 31, 2018 and 2017, the Company had recorded losses of $0 and $169,948, respectively, on an impairment on the value of its common stock investment in GUSA. The Company has valued the impairment based on the dilution of the Company’s investment and certain other factors. As of December 31, 2018, the Company has fully impaired its investment in GUSA.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At March 31, 2019 and December 31, 2018, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on April 16, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2019, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: May 20, 2019	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer