Form 10-Q
period 2019-06-30
QUANTRX BIOMEDICAL CORP
filed 2019-08-15
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the issuer’s common stock as of August 15, 2019 was 78,696,461.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$201,139	$322,024
Prepaid expenses	17,254	37,764
Total Current Assets	218,393	359,788

Investments, net of impairment of $478,000	222,000	222,000
Total Assets	$440,393	$581,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$57,932	$48,611
Accounts payable, related party	-	7,000
Accrued expenses	4,050	26,165
Notes Payable, net of discount	1,951,218	1,870,685
Notes Payable, related party and accrued interest	143,286	135,728
Total Liabilities	2,156,486	2,088,189

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(51,450,024)	(51,240,332)
Total Stockholders’ Equity (Deficit)	(1,716,093)	(1,506,401)

Total Liabilities and Stockholders’ Equity (Deficit)	$440,393	$581,788

 The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Revenue:	$-	$-	$-	$-
Total Revenue	-	-	-	-

Costs and Operating Expense:
Sales, general and administrative	16,784	47,517	39,363	75,497
Professional fees	45,051	36,126	81,476	54,449
Total Costs and Operating Expenses	61,835	83,643	120,839	129,946

LOSS FROM OPERATIONS:	(61,835)	(83,643)	(120,839)	(129,946)

Other Income (Expense):
Interest Expense	(35,640)	(59,371)	(88,853)	(118,286)
Interest Income	-	346	-	565
Total Other Income (Expense), net	(35,640)	(59,025)	(88,853)	(117,721)

Profit (Loss) Before Taxes	(97,475)	(142,668)	(209,692)	(247,667)

Provision for Income Taxes	-	-	-	-

Net Profit (Loss)	$(97,475)	$(142,668)	$(209,692)	$(247,667)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(209,692)	$(247,667)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest earned on escrow account	-	(565)
(Increase) Decrease in:
Prepaid expenses	20,510	18,773
Increase (Decrease) in:
Accounts Payable	2,321	(18,816)
Accrued interest and expenses	65,976	98,708
Net Cash Used by Operating Activities	(120,885)	(149,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of preferred stock for cash	-	(20,000)
Net Cash Provided (Used) by Financing Activities	-	(20,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(120,885)	(169,567)

Cash and Cash Equivalents, Beginning of Period	322,024	460,111

Cash and Cash Equivalents, End of Period	$201,139	$290,544

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$763	$524
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total
For the three months ended June 30, 2018
Balance at April 1, 2018	16,676,942	$166,769	78,696,461	$786,964	$48,791,598	$8,600	$(50,608,482)	$(854,551)
Repurchase of preferred stock for cash	(10,480,049)	(104,800)			84,800			(20,000)
Net loss	-	-	-	-	-	-	(142,667)	(142,667)
Balance at June 30, 2018	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(50,751,149)	$(1,017,218)

For the six months ended June 30, 2018
Balance at January 1, 2018	16,676,942	$166,769	78,696,461	$786,964	$48,791,598	$8,600	$(50,503,482)	$(749,551)
Repurchase of preferred stock for cash	(10,480,049)	(104,800)	-	-	84,800	-	-	(20,000)
Net loss	-	-	-	-	-	-	(247,667)	(247,667)
Balance at June 30, 2018	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(50,751,149)	$(1,017,218)

For the three months ended June 30, 2019
Balance at April 1, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,352,549)	$(1,618,618)
Net loss	-	-	-	-	-	-	(97,475)	(97,475)
Balance at June 30, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,450,024)	$(1,716,093)

For the six months ended June 30, 2019
Balance at January 1, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,240,332)	$(1,506,401)
Net loss							(209,692)	(209,692)
Balance at June 30, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,450,024)	$(1,716,093)

The accompanying condensed notes are an integral part of these interim financial statements

  QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

As used in this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “our,” “ours,” “us,” “QuantRx” or “Company” refers to QuantRx Biomedical Corporation, unless context otherwise requires. QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. Our principal business office is located at 10190 SW 90th Avenue, Tualatin, Oregon 97123.

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 16, 2019. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the six months ended June 30, 2019 and 2018, the Company had no stock compensation expense.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the six months ended June 30, 2019 and 2018, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

Earnings per Share. The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. For the quarter ended June 30, 2019, including potentially dilutive securities in diluted shares outstanding would be immaterial.

For the six months ended June 30, 2018 and the six months ended June 30, 2019, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of June 30, 2019, the Company had outstanding options exercisable for 2,300,000 shares of its common stock, $0.01 par value (“Common Stock”), outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and outstanding preferred shares convertible into 6,196,893 shares of its Common Stock, which options, warrants and preferred shares were deemed to be antidilutive for the six months ended June 30, 2019. At June 30, 2019, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of June 30, 2019, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

 5.            INTANGIBLE ASSETS

On December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of certain assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets. At June 30, 2019 and December 31, 2018, the Company had reduced its capitalized intangible assets to zero.

6.            CONVERTIBLE NOTES PAYABLE

On January 2, 2015, the Company issued a short-term loan (“Bridge Note”) in the principal amount of $36,500 and issued 73,000 shares of its Common Stock to the purchaser of the Bridge Note. Additionally, the Company issued 500,000 shares of its Common Stock in January 2015 to certain investors who purchased Bridge Notes during the year ended December 31, 2014.

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

During each of the quarters ended March 31, 2017 and June 30, 2017, the Company issued a note (“MOU Note”) in the principal amount of $25,000.

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

At June 30, 2019 and December 31, 2018, the Company’s Convertible Notes Payable and Accrued Interest were as follows:

	June 30, 2019	December 31, 2018
Notes Payable and accrued interest payable	$1,951,218	$1,870,685
Notes Payable and accrued interest payable, related party	143,286	135,728
Total notes payable	$2,094,504	$2,006,413

Notes Payable, Related Party

As of June 30, 2019, the Company owed Michael Abrams, a director of the Company, an aggregate total of $143,286 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. As of December 31, 2018, the Company owed Mr. Abrams an aggregate total of $135,728 for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

 7.            RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, the Company paid Dr. Hirschman an aggregate total of $21,000 for his services as Chief Executive Officer.

During the six months ended June 30, 2019, the Company paid fees due to Mr. Abrams in aggregate of $28,000 for his services as a Director, including accrued fees of $7,000 as of December 31, 2018.

As of June 30, 2019, the Company owed Michael Abrams, a director of the Company, an aggregate total of $143,286 for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

8.            PREFERRED STOCK

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares had not been designated by the Company as of June 30, 2019.

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

In April 2018, the Company completed the purchase of 10,480,049 shares of Series B Preferred (the “Purchased Shares”) from an institutional shareholder for an aggregate purchase price of $20,000. Following this transaction, the shareholder no longer holds shares in the Company.

As of June 30, 2019, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock. As of December 31, 2018, the Company had 6,196,893 shares of Series B Preferred issued and outstanding with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock.

9.            COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock for issuance, of which 78,696,461 were issued and outstanding at each of June 30, 2019 and December 31, 2018.

During the six months ended June 30, 2019 and 2018, there were no warrants issued by the Company. As of June 30, 2019, the Company has one warrant issued and outstanding, which warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the six months ended June 30, 2019 or 2018.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 to the Three and Six Months Ended June 30, 2018.

The Company did not generate any revenue during the three and six months ended June 30, 2019 or the three and six months ended June 30, 2018. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended June 30, 2019 and 2018 was $16,784 and $47,517, respectively. Sales, general and administrative expense for the six months ended June 30, 2019 and 2018 was $39,363 and $75,497, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The overall decrease in sales, general and administrative expense for the three and six months ended June 30, 2019 is principally due higher costs incurred during the 2018 period to move the Company’s facilities and rents paid during the 2018 period. Partially offsetting the overall decrease in the 2019 period are increased costs for maintenance of intellectual property in the 2019 period compared to the 2018 period.

Professional fees for the three months ended June 30, 2019 and 2018 were $45,051 and $36,126, respectively. Professional fees for the six months ended June 30, 2019 and 2018 were $81,476 and $54,449, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase in professional fees for the three and six months ended June 30, 2019 relates to higher consulting fees paid to Dr. Hirschman for their services provided to the Company. Partially offsetting the overall increased expenses in the 2019 period are lower costs of legal and audit fees during the 2019 period.

The Company did not incur any research and development costs during the three and six months ended June 30, 2019 or 2018. The Company did not engage in any research and development efforts in the 2019 period, nor does the Company expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended June 30, 2019 and 2018 was $35,640 and $59,371, respectively. Interest expense for the six months ended June 30, 2019 and 2018 was $88,853 and $118,286, respectively. The decrease in interest expense in the 2019 periods compared to the 2018 periods is related to lower principal value of convertible notes outstanding, partially offset by higher interest rate calculations on certain notes payable during the 2019 periods.

During the three months ended June 30, 2019, the Company recorded net loss of $97,475 compared to net loss for the three months ended June 30, 2018 of $142,668. During the six months ended June 30, 2019, the Company recorded net loss of $209,692 compared to net loss for the six months ended June 30, 2018 of $247,667. Net loss for the six months ended June 30, 2019 is directly attributable to higher costs for professional services, as described above.

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

Liquidity and Capital Resources

At June 30, 2019, the Company had cash and cash equivalents of $201,139, as compared to $322,024 at December 31, 2018.

The Company had cash and cash equivalents of $290,544 at June 30, 2018. The decrease in cash and cash equivalents between the 2019 and 2018 periods of approximately $89,000 is primarily attributable to cash used for operations in the 2018 and 2019 periods partially offset by the receipt of escrow funds in December 2018 related to the sale of certain assets pertaining to its Diagnostic Business to Preprogen LLC (“Preprogen”) in 2017. Also participating in the decrease in cash is a one-time payment of $20,000 to settle certain convertible notes payable during the second quarter of 2018.

During the six months ended June 30, 2019, the Company used $120,885 for operating activities, compared to $149,567 used during the six months ended June 30, 2018. The net overall decrease in cash used for operating activities during the six months ended June 30, 2019 is attributable to higher payments of accounts payable during the 2018 period, partially offset by a higher balance of unpaid interest expense on convertible notes payable.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At June 30, 2019 and December 31, 2018, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on April 16, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2019, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: August 15, 2019	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer