Form 10-Q
period 2019-09-30
QUANTRX BIOMEDICAL CORP
filed 2019-11-19
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

The number of shares outstanding of the issuer’s common stock as of November 15, 2019 was 78,696,461.

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$154,960	$322,024
Prepaid expenses	7,000	37,764
Total Current Assets	161,960	359,788

Investments, net of impairment of $478,000	222,000	222,000
Total Assets	$383,960	$581,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$50,810	$48,611
Accounts payable, related party	-	7,000
Accrued expenses	-	26,165
Notes Payable, net of discount	2,001,850	1,870,685
Notes Payable, related party and accrued interest	147,127	135,728
Total Liabilities	2,199,787	2,088,189

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(51,549,758)	(51,240,332)
Total Stockholders’ Equity (Deficit)	(1,815,827)	(1,506,401)

Total Liabilities and Stockholders’ Equity (Deficit)	$383,960	$581,788

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Revenue:	$-	$-	$-	$-
Total Revenue	-	-	-	-

Costs and Operating Expense:
Sales, general and administrative	16,302	14,295	55,665	59,791
Professional fees	28,577	11,291	110,053	95,740
Total Costs and Operating Expenses	44,879	25,586	165,718	155,531

LOSS FROM OPERATIONS:	(44,879)	(25,586)	(165,718)	(155,531)

Other Income (Expense):
Interest Expense	(54,855)	(59,535)	(143,708)	(177,821)
Interest Income	-	521	-	1,086
Gain (loss) on settlement of debt		108,385		108,385
Total Other Income (Expense), net	(54,855)	49,371	(143,708)	(68,350)

Profit (Loss) Before Taxes	(99,734)	23,785	(309,426)	(223,881)

Provision for Income Taxes	-	-	-	-

Net Profit (Loss)	$(99,734)	$23,785	$(309,426)	$(223,881)

Basic and Diluted Net Loss per Common Share	$(0.00)	$0.00	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(309,426)	$(223,881)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest earned on escrow account	-	(1,086)
(Gain)/loss on settlement of debt		(108,385)
(Increase) Decrease in:
Prepaid expense	30,764	28,160
Increase (Decrease) in:
Accounts Payable	(4,801)	(15,527)
Accrued interest and expense	116,399	151,628
Net Cash Used by Operating Activities	(167,064)	(169,091)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of preferred stock for cash	-	(20,000)
Settlement of notes payable for cash		(60,750)
Net Cash Provided (Used) by Financing Activities	-	(80,750)

Net Increase (Decrease) in Cash and Cash Equivalents	(167,064)	(249,841)

Cash and Cash Equivalents, Beginning of Period	322,024	460,111

Cash and Cash Equivalents, End of Period	$154,960	$210,270

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$1,144	$524
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total

For the three months ended September 30, 2018
Balance at July 1, 2018	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(50,751,149)	$(1,017,218)

Net income (loss)	-	-	-	-	-	-	23,785	23,785
Balance at September 30, 2018	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(50,727,364)	$(993,433)

For the nine months ended September 30, 2018
Balance at January 1, 2018	16,676,972	$166,769	78,696,461	$786,964	$48,791,598	$8,600	$(50,503,482)	$(749,551)
Repurchase of preferred stock for cash	(10,480,079)	(104,800)	-	-	84,800	-	-	(20,000)
Net loss	-	-	-	-	-	-	(223,881)	(223,881)
Balance at September 30, 2018	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(50,727,364)	$(993,433)

For the three months ended September 30, 2019
Balance at July 1, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,450,024)	$(1,716,093)
Net loss	-	-	-	-	-	-	(99,734)	(99,734)
Balance at September 30, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,549,758)	$(1,815,827)

For the nine months ended September 30, 2019
Balance at January 1, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,240,332)	$(1,506,401)
Net loss							(309,426)	(309,426)
Balance at September 30, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,549,758)	$(1,815,827)

The accompanying condensed notes are an integral part of these interim financial statements

QUANTRX BIOMEDICAL CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

As used in this Quarterly Report on Form 10-Q, the terms “Company”, “we”, “our”, “us”, “QuantRx” or the “Company” refers to QuantRx Biomedical Corporation, unless context otherwise requires. QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. Our principal business office is located at 10190 SW 90th Avenue, Tualatin, Oregon 97123.

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 16, 2019. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the nine months ended September 30, 2019 and 2018, the Company had no stock compensation expense.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the nine months ended September 30, 2019 and 2018, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

Earnings per Share. The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. For the quarter ended September 30, 2019, including potentially dilutive securities in diluted shares outstanding would be anti-dilutive’.

For the nine months ended September 30, 2018 and the nine months ended September 30, 2019, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of September 30, 2019, the Company had outstanding options exercisable for 2,300,000 shares of its common stock, $0.01 par value (“Common Stock”), outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and outstanding preferred stock, $0.01 par value (“Preferred Stock”) convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the nine months ended September 30, 2019. At September 30, 2019, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of September 30, 2019, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of September 30, 2018, the Company had outstanding options exercisable for 2,300,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and outstanding Preferred Stock convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the nine months ended September 30, 2018. At September 30, 2018, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of September 30, 2018, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

 5.            INTANGIBLE ASSETS

On December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of certain assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets. At September 30, 2019 and December 31, 2018, the Company had reduced its capitalized intangible assets to zero.

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

At September 30, 2019 and December 31, 2018, the Company’s Convertible Notes Payable and Accrued Interest were as follows:

	September 30, 2019	December 31, 2018
Notes Payable and accrued interest payable	$2,001,850	$1,870,685
Notes Payable and accrued interest payable, related party	147,127	135,728
Total notes payable	$2,148,977	$2,006,413

Notes Payable, Related Party

As of September 30, 2019, the Company owed Michael Abrams, a director of the Company, an aggregate total of $147,127 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. As of December 31, 2018, the Company owed Mr. Abrams an aggregate total of $135,728 for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

 7.            RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, the Company paid Dr. Hirschman an aggregate total of $31,500 for his services as Chief Executive Officer.

During the nine months ended September 30, 2019, the Company paid fees due to Mr. Abrams in aggregate of $31,500 for his services as a Director, including accrued fees of $7,000 as of December 31, 2018. As of September 30, 2019, the Company owes Mr. Abrams $7,000 for services during 2019.

As of September 30, 2019, the Company owed Michael Abrams, a director of the Company, an aggregate total of $147,127 for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

8.            PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, of which 20,500,000 are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares had not been designated by the Company as of September 30, 2019.

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

As of September 30, 2019, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock. As of December 31, 2018, the Company had 6,196,893 shares of Series B Preferred issued and outstanding with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock.

9.            COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock for issuance, of which 78,696,461 were issued and outstanding at each of September 30, 2019 and December 31, 2018.

During the nine months ended September 30, 2019 and 2018, there were no warrants issued by the Company. As of September 30, 2019, the Company has one warrant issued and outstanding, which warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the nine months ended September 30, 2019 or 2018.

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “we”, “our”, “us”, the “Company” or similar terms refer to QuantRx Biomedical Corporation, a Nevada corporation.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 to the Three and Nine Months Ended September 30, 2018.

The Company did not generate any revenue during the three and nine months ended September 30, 2019 or the three and nine months ended September 30, 2018. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended September 30, 2019 and 2018 was $16,302 and $14,295, respectively. Sales, general and administrative expense for the nine months ended September 30, 2019 and 2018 was $55,665 and $59,791, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The increase in sales, general and administrative expense for the three months ended September 30, 2019, relates to higher costs for directors and officer’s liability insurance, partially offset by lower cost for office rent. The decrease in sales, general and administrative expense for the nine months ended September 30, 2019 is principally due higher costs incurred during the 2018 period to move the Company’s facilities and rents paid during the 2018 period. Partially offsetting the overall decrease in the 2019 period are increased costs for directors and officer’s liability insurance and maintenance of intellectual property in the 2019 period compared to the 2018 period.

Professional fees for the three months ended September 30, 2019 and 2018 were $28,577 and $11,291, respectively. Professional fees for the nine months ended September 30, 2019 and 2018 were $110,053 and $95,740 respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase in professional fees for the three and nine months ended September 30, 2019 relates to higher consulting fees paid to Dr. Hirschman and Mr. Abrams for their services provided to the Company. Partially offsetting the overall increased expenses in the 2019 period are lower costs of legal fees during the 2019 period due to the higher legal fees related to the Preprogen transaction in the 2018 period.

The Company did not incur any research and development costs during the three and nine months ended September 30, 2019 or 2018. The Company did not engage in any research and development efforts in the 2019 period, nor does the Company expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended September 30, 2019 and 2018 was $54,855 and $59,535, respectively. Interest expense for the nine months ended September 30, 2019 and 2018 was $143,708 and $177,821, respectively. The decrease in interest expense in the 2019 periods compared to the 2018 periods is related to lower principal value of convertible notes outstanding, partially offset by higher interest rate calculations on certain notes payable during the 2019 periods.

During the nine months ended September 30, 2018, the Company recorded a gain on settlement of debt in aggregate amount of $108,385 related to settlement of convertible notes payable outstanding to three of its noteholders for $60,750 in cash.

During the three months ended September 30, 2019, the Company recorded net loss of $99,734 compared to net income for the three months ended September 30, 2018 of $23,785. During the nine months ended September 30, 2019, the Company recorded net loss of $309,426 compared to net loss for the nine months ended September 30, 2018 of $223,881. Net loss for the three months ended September 30, 2019 compared to a net profit in the 2018 period is directly related to the gain on settlement of debt discussed above in the 2018 period. Net loss for the nine months ended September 30, 2019 compared to the 2018 period is directly attributable to higher costs professional services, as described above, partially offset by the gain on settlement of debt in the 2018 period.

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

Liquidity and Capital Resources

At September 30, 2019, the Company had cash and cash equivalents of $154,960 as compared to $322,024 at December 31, 2018.

The Company had cash and cash equivalents of $210,270 at September 30, 2018. The decrease in cash and cash equivalents between the 2019 and 2018 periods of approximately $55,000 is primarily attributable to cash used for operations in the 2018 and 2019 periods partially offset by the receipt of escrow funds in December 2018 related to the sale of certain assets pertaining to its Diagnostic Business to Preprogen LLC (“Preprogen”) in 2017.

During the nine months ended September 30, 2019, the Company used $167,064 for operating activities, compared to $169,091 used during the nine months ended September 30, 2018. The net overall decrease in cash used for operating activities during the nine months ended September 30, 2019 is attributable primarily to lower interest on convertible notes payable due to a lower balance of convertible notes outstanding in the 2019 period.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At September 30, 2019 and December 31, 2018, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Co ntrols and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

PART II - O THER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, there are no material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on April 16, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2019, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

SIGN ATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2019	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer