Form 10-K
period 2019-12-31
QUANTRX BIOMEDICAL CORP
filed 2020-04-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-17119

QUANTRX BIOMEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	33-0202574
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10190 SW 90th Avenue, Tualatin, Oregon 97062
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019):  $302,478

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 14, 2020: 78,696,491shares.

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

-ii-

PART I

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “QuantRx” and “Company” refer to QuantRx Biomedical Corporation, unless the context otherwise indicates.

ITEM 1.  Business

QuantRx Biomedical Corporation was incorporated on December 5, 1986, in the State of Nevada. The Company’s principal business office is located at 10190 SW 90th Avenue, Tualatin, Oregon 97062.

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

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology, either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include through the issuance of debt and/or equity securities. No assurances can be given that the we will be able to obtain additional financing under terms favorable to us, if at all, or otherwise successfully develop a business and operating plan or enter into an alternative relationship to commercialize our PAD technology.

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

 On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, we agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by us, and that we shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to us by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2018, we valued our investment in Preprogen at $222,000 recording an impairment of $278,000 during the year ended December 31, 2018. At December 31, 2019, we revalued our investment in Preprogen to $0, recording an impairment of $222,000.

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

Lateral Flow Diagnostics

We developed and patented the RapidSense technology, a one-step lateral flow test with unique features such as a positive indication for a positive test, which allows us to target quantified point-of-care (“POC”) diagnostics previously limited to the diagnostic laboratory. These applications include, but are not limited to, thyroid disease, therapeutic drug monitoring, cancer diagnostics, diagnosis of cardiac disease, and other critical tests. This rapid POC diagnostic technology is ideal for testing all body fluid, including whole blood, serum, oral fluids and urine. We also patented innovative oral fluid collection devices specifically designed for our RapidSense technology. These distinctive collection devices, coupled with RapidSense and the reader platform, are intended to ultimately enable us to target the large and growing markets for diagnostics using oral sample collections, which have previously been limited to blood or urine testing.

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

Intellectual Property Rights and Patents

As of December 31, 2019, we had nine (9) patents issued and five (5) licensed patents. Our issued patents expire between 2019 and 2030; however, we may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development. We also have four (4) registered U.S. and foreign trademarks.

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

Research and Development Activities

We did not engage in any research and development efforts during the years ended December 31, 2019 and 2018, nor do we expect to engage in any research and development activity until funding is secured and we develop a plan to commercialize our products.

Employees

As of December 31, 2019, we had no employees, and two part-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect our intellectual property portfolio and other assets.

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

As of the year ended December 31, 2019, we had an accumulated deficit of $51,862,252. Our losses resulted principally from general and administrative costs relating to our operations. Currently, we are not generating any revenue from operations, and we expect to incur sizeable and increasing losses in 2020. Historically, we have financed our operations with the proceeds from issuances of equity and debt securities, including, most recently, issuances of promissory notes. In the past, we also provided for our cash needs by issuing shares of our Common Stock, options and warrants as payment for certain operating costs, including consulting and professional fees, as well as divesting our minority equity interests and equity-linked investments.

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

We have promissory notes in the aggregate principal amount of approximately $2.1 million outstanding that are all currently due and payable on demand. In the event that demand for repayment is made, and we are not able to raise sufficient capital to pay such notes or otherwise restructure the same, we will be in default and will not be able to continue as a going concern.

Currently, we have promissory notes with a principal amount aggregating approximately $2.1 million outstanding, all of which are now due and payable on demand. In the event the holders demand repayment and we are unable to pay such notes or restructure the notes, the notes will be in default, and the Company may not be able to continue as a going concern.

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

Our business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against us. The Company does not have product liability coverage, and there can be no assurance that we will be able to obtain product liability insurance on commercially acceptable terms or that we will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or a series of claims brought against us could have a material adverse effect on the Company.

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

Trading of our Common Stock, which is conducted on the OTC: PINK marketplace, has been limited. This adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts and the media’s coverage of us. This may result in lower prices for our Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our Common Stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.  PROPERTIES

We did not maintain a corporate headquarters during the years ended December 31, 2019 or 2018, nor do we have any further obligation under any prior lease agreements. We currently plan to transfer operations to a new facility pending obtaining financing to re-commence operations.

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party to or of which any of our property is the subject.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our Common Stock trades on the OTC: PINK marketplace under the symbol “QTXB”. The prices below are based on high and low reported sales prices as reported by the OTC Markets during the calendar quarters indicated. The prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2019
Fourth Quarter	$0.010	$0.000
Third Quarter	$0.010	$0.000
Second Quarter	$0.010	$0.000
First Quarter	$0.010	$0.000

Year ended December 31, 2018
Fourth Quarter	$0.010	$0.003
Third Quarter	$0.009	$0.005
Second Quarter	$0.020	$0.036
First Quarter	$0.014	$0.004

Stockholders

As of April 14, 2020, there were approximately 259 shareholders of record of our Common Stock, one of which was Cede & Co., a nominee for the Depository Trust Company (“DTC”). Shares of Common Stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC and are considered to be held of record by Cede & Co. as one stockholder.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year ended December 31, 2019 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies”.

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

Our Results of Operations

We did not generate any revenue during the years ended December 31, 2019 or 2018. The absence of revenue is due to no royalty revenue attributable to our PAD technology received during the 2019 and 2018 periods. Management does not anticipate that we will generate any revenue until such time as we develop a plan to commercialize our over-the-counter products, which is contingent on the receipt of financing.

Total costs and operating expense for the years ended December 31, 2019 and 2018 were $201,739 and $235,879, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Sales, general and administrative	$59,904	$75,364
Professional fees	$57,835	$106,515
Professional fees, related party	84,000	54,000

Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with our reporting requirements to the Securities and Exchange Commission (the “SEC”). The decrease in sales, general and administrative expense in the year ended December 31, 2019 compared to the year ended December 31, 2018 is principally attributable to higher costs incurred during the 2018 period to move the Company’s facilities and rents paid during the 2018 period. Partially offsetting the overall decrease in the 2019 period are increased costs for maintenance of intellectual property in the 2019 period compared to the 2018 period.

Professional fees include the costs of legal, consulting and auditing services provided to us, each of which were lower in the 2019 period, as compared to the 2018 period. The period over period decrease is due to lower costs of legal fees during the 2019 period due to the higher legal fees related to the Preprogen transaction in the 2018 period.

Professional fees, related party include the costs of consulting fees paid to Dr. Hirschman and Mr. Abrams for their services provided to the Company. During the year ended December 31, 2019, professional fees, related party were higher in the 2019 period compared to the 2018 period due to a full year of consulting services in the 2019 period.

We did not incur any research and development costs during the years ended December 31, 2019 or 2018 and did not engage in any research and development efforts in the 2019 or 2018 periods. The Company does not expect to engage in any research and development activity until funding is secured and we develop a plan to commercialize our products.

Other income and expense for the years ended December 31, 2019 and 2018 includes expense of $420,181 and expense of $500,971, respectively. Highlights of the major components of other income and expense related to our results of operations are detailed and discussed below:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Gain (loss) on the sale of assets	$-	$(200,583)
Interest expense	$(198,181)	$(232,167)
Interest income	$-	1,134
Loss on impairment	$(222,000)	$(278,000)
Gain on settlement of debt	$-	$108,385
Gain on settlement of accounts payable	$-	$100,260

During the year ended December 31, 2018, we recorded a loss related to the investment in Preprogen of $200,583 as a result of the Preprogen Amendment, whereby we returned 50% of the funds originally placed in escrow.

During the year ended December 31, 2019, interest expense decreased to $198,181 from $232,167 for the 2018 period. The decrease in interest expense in the 2019 period compared to the 2018 period is primarily due to lower principal value of convertible notes outstanding, partially offset by higher interest rate calculations on certain notes payable during the 2019 periods.

During the years ended December 31, 2019 and 2018, we recorded non-cash expense of $222,000 and $278,000, respectively, due to impairment of certain assets during the periods.

During the year ended December 31, 2018, we recorded a gain of $108,385 from the settlement of principal and accrued and unpaid interest due to three convertible noteholders.

During the year ended December 31, 2018, we recorded a net gain on the settlement of accounts payable of $100,260.

Net loss for the 2019 period was $621,920, compared to a net loss of $736,850 reported for the 2018 period. The decrease in net loss in the 2019 period is directly attributable to lower expenses, described above.

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

Liquidity and Capital Resources

At December 31, 2019, we had cash and cash equivalents of $130,351, as compared to $322,024 at December 31, 2018. At December 31, 2019, we had negative working capital of $2,128,321 and an accumulated deficit of $51,862,252.

During the year ended December 31, 2018, we released $200,583 in cash to Preprogen as a result of the release of funds held in escrow pursuant to the Preprogen Amendment.

During the years ended December 31, 2019 and 2018, we made aggregate cash payments of $77,000 and $43,000, respectively, to certain officers of the Company and to a consultant for services provided to the Company.

During the year ended December 31, 2019, cash used for operating activities was $191,673, compared to $257,920 during the year ended December 31, 2018. The net overall decrease in cash used for operating activities during the year ended December 31, 2019, is attributable to losses incurred in the period.

Cash provided by investing activities during the year ended December 31, 2019 and 2018 was $0 and $200,583, respectively. Cash provided by investing activities during the year ended December 31, 2018 is due to proceeds from the sale of patents under the Preprogen Agreement.

Cash used by financing activities during the year ended December 31, 2019 was $0 as compared to cash provided by financing activities of $80,750 during the year ended December 31, 2018. Cash used by financing activities during the year ended December 31, 2018, was attributable to settlements of debt and equity transactions during the 2018 period.

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

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Note 3 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

Transactions with Related Parties

During the year ended December 31, 2019, we paid Dr. Hirschman $43,000 of consulting fees for services as Chief Executive Officer. During the year ended December 31, 2018, the Company paid Dr. Hirschman a a prepaid advance of $7,000 to be applied to future compensation.

As of December 31, 2019 and 2018, we owed Mr. Abrams, a director of the Company, an aggregate total of $150,968 and $135,728, respectively, for outstanding principal and accrued and unpaid interest due pursuant to certain Bridge Notes. In addition, as of December 31, 2019, we owed Mr. Abrams $14,085 of accrued consulting fees.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited balance sheets for the years ended December 31, 2019 and 2018 and audited statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, our Chief Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer/Principal Accounting Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting include those policies and procedures that:

 (F) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

 (ii)    provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

 (iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the U.S. as of December 31, 2019. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—2013 Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2019, our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2010 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no additional progress towards remediating our previously disclosed material weakness due to the lack of funding.

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors:

Directors and Executive Officers	Age	Position
Shalom Hirschman	83	Chief Executive Officer, Principal Accounting Officer and Chair of the Board
Michael Abrams	50	Director

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

Code of Ethics

We have adopted a code of ethics, which applies to all of our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Any person may also obtain a copy of our code of ethics without charge by sending a written request addressed to: QuantRx Biomedical Corporation, 10190 SW 90th Avenue, No. 4690, Tualatin, Oregon, 97062.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

During the years ended December 31, 2019 and 2018, our Chief Executive Officer and Principal Accounting Officer, Dr. Hirschman, was our only executive officer and was the only individual considered to be a Named Executive Officer.

The following table sets forth information concerning the compensation paid to Dr. Hirschman during the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($)	All Other Compensation ($)	Total ($)

Shalom Hirschman	2019	$42,000	$	$		$$42,000
Chief Executive Officer, Principal Accounting Officer and Chair of the Board	2018	$31,000	$-	$-	$-	$31,000

During the year ended December 31, 2019, Dr. Hirschman received aggregate compensation of $42,000 for his services as Chief Executive Officer of the Company., During the year ended December 31, 2018, Dr. Hirschman received aggregate compensation of $31,000, including a bonus of $21,500 for his significant contributions to the Company. In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for services as Chief Executive Officer, including a prepaid advance of $7,000 to be applied to future compensation.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(1)

Shalom Hirschman	750,000	-	-	$0.04	02/03/2020
Chief Executive Officer, Principal Accounting Officer and Chair of the Board

1)
 As of the date of this report the options issued and outstanding as of December 31, 2019 have expired.

Director Compensation

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($)	All Other Compensation ($)	Total ($)

Michael Abrams	2019	$42,000	$	$		$$42,000
Director	2018	$19,500-	$-	$-	$-	$43,500

During the year ended December 31, 2019, Mr. Abrams earned consulting fees of $42,000. As of December 31, 2019, the Company owed Mr. Abrams $14,085 of accrued compensation.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information as of April 14, 2020, concerning the ownership of shares of our Series B Preferred and Common Stock by (i) each stockholder of the Company known by us to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred and Common Stock, (ii) each current member of our Board of Directors, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13(d)(3) of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 14, 2020 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

Beneficial Ownership of our Series B Preferred

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of April 14, 2020	Percentage of Class (2)

5% Beneficial Owners
Jason Adelman	3,085,336	50.0%
Barlett Family Trust utd 05/05/99	612,850	10.0%
Kate Weiner Revocable Trust	412,856	6.7%
Robert F. Hussey	350,572	5.7%
Robert J. and Sandra S. Nebrosky Living Trust	346,684	5.6%

(1)	Our officers and directors do not own any shares of our Series B Preferred, and have therefore been excluded from this table.
(2)	As of December 31, 2019, there are 6,196,893 shares of Series B Preferred Stock issued and outstanding, and 860,000 shares reserved for issuance.

Beneficial Ownership of our Common Stock

	Amount and Nature of
	Beneficial Ownership	Percentage
Name and Address of Beneficial Owner (1)	as of April 14, 2020	of Class (2)

Officers and Directors
Shalom Hirschman (3)	2,800,000	3.52%
Chief Executive Officer
Michael Abrams (4)	2,026,945	2.54%
Director
Total Officers and Directors as a Group	4,826,945	6.07%
(2 persons)

5% Beneficial Owners
Jason T. Adelman (5)	5,979,222	7.6%
c/o Cipher Capital Partners LLC
1251 Avenue of Americas, Suite 936
New York, NY 10020
Matthew Balk (6)	5,696,780	7.24%
50 North 5th Street, Apt. 5GE
Brooklyn, NY 11249

*	Less than 1%.
(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 10190 SW 90th Avenue, Tualatin, Oregon 97062.
(2)
The percentage of beneficial ownership of Common Stock is based on 78,696,461 shares of Common Stock outstanding as of April 14, 2020 and excludes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock or conversion of any Common Stock equivalents, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of April 14, 2020.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the year ended December 31, 2019, Dr. Hirschman received aggregate compensation of $42,000 of consulting fees for services as Chief Executive Officer. During the year ended December 31, 2018, Dr. Hirschman received aggregate compensation of $31,000, including a bonus of $21,500 for his significant contributions to the Company, and a prepaid advance of $7,000 to be applied to future compensation.

During the year ended December 31, 2019, Mr. Abrams received aggregate cash payments of $35,000 for services as a director of the Company. As of December 31, 2019, we owed Mr. Abrams $14,085 in accrued and unpaid consulting fees. During the year ended December 31, 2018, Mr. Abrams received a bonus of $12,500 and earned $7,000 of consulting fees which were due and payable to Mr. Abrams as of December 31, 2018.

As of December 31, 2019 and 2018, we owed Mr. Abrams, a director of the Company, an aggregate of $150,968 and $135,728, respectively, for outstanding principal and accrued and unpaid interest due pursuant to certain Bridge Notes.

 Director Independence

We have determined that none of our directors were independent as of December 31, 2019, as determined under Rule 10A-3(b)(1) of the Exchange Act adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Fruci & Associates II, PLLC (“Fruci II”), our independent registered public accounting firm for the years ended December 31, 2019 and 2018, for the audit of our annual financial statements and the reviews of financial statements for years 2019 and 2018 were $24,460 and $27,487, respectively.

Audit-Related Fees

During the years ended December 31, 2019 and 2018, no assurance or related services were performed by Fruci II that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2019 and 2018, no fees were billed by Fruci II for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2019 and 2018, no fees were billed by Fruci II other than the fees set forth under the captions “Audit Fees” above.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(F)
The following documents are filed as part of this report:

F.
Financial Statements

2.  Financial Statement Schedules.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Form 10-KSB filed on April 16, 2001).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated November 30, 2005 (incorporated by reference to Exhibit 3.2 filed with Form 10-KSB on March 31, 2006).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 filed with Form 10KSB40/A filed on September 23, 1999).
3.4	Certificate of Amendment to the Bylaws of the Company dated December 2, 2005 (incorporated by reference to Exhibit 3.4 filed with Form 10-KSB on March 31, 2006).
3.5	Certificate of Amendment to the Articles of Incorporation dated January 25, 2010 (incorporated by reference to Exhibit 3.5 filed with Form 10-K on April 14, 2014).
3.6
Certificate of Withdrawal of the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock, dated November 19, 2010 (incorporated by reference to Exhibit 3.6 filed with Form 10-K on April 14, 2014).

3.7	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 filed with Form 10-K on April 14, 2011).
4.1	Form of Warrant to Purchase Shares of Common Stock of QuantRx Biomedical Corporation, dated October 2007 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 24, 2007).

4.2	Form of Warrant to Purchase Shares of Common Stock of QuantRx issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 4.2 filed with Form 8-K on January 29, 2008).
4.3	Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated June 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.2 filed with Form 8-K on July 28, 2008).
4.4
Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated August 2008, issued by QuantRx in favor of lender. (incorporated by reference to Exhibit 4.2 filed with Form 8-K on August 27, 2008).

4.5
Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.4 filed with Form 8-K on August 5, 2009).

4.6
Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.5 filed with Form 8-K on August 5, 2009).

10.1	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007).
10.2	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009).
10.3	Settlement Agreement and Release, dated as of July 7, 2011, by and between the Company and NuRx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on July 8, 2011).
10.4	Form of Convertible Demand Purchase Note, dated July 1, 2017 (incorporated by reference to Exhibit 10.1 filed with Form 10-Q on August 20, 2017).
10.5	Asset Purchase Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2017).
10.6
Patent Assignment Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2017).

10.7
Trademark Assignment Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.3 filed with Form 8-K on December 21, 2017).

10.8
Intellectual Property License Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.4 filed with Form 8-K on December 21, 2017).

10.9	Escrow Agreement, dated December 14, 2017 (incorporated by reference to Exhibit 10.5 filed with Form 8-K on December 21, 2017).
10.10	Warrant to Purchase 15,000,000 Shares of Common Stock of QuantRx, dated December 14, 2017 (incorporated by reference to Exhibit 10.6 filed with Form 8-K on December 21, 2017).
10.11
Amendment No. 1 to the Asset Purchase Agreement, by and between QuantRx Biomedical Corporation and Preprogen LLC, dated October 8, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 10-Q on November 19, 2018).

14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006).
31**	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive and Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101..DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**         Document is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: April 14, 2020	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer, Principal Accounting Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 14, 2020	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer, Principal Accounting Officer and Chair of the Board

Date: April 14, 2020	By:	/s/ Michael Abrams
Michael Abrams, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QuantRx Biomedical Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of QuantRx Biomedical Corporation (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington
April 14, 2020

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$130,351	$322,024
Prepaid expenses	7,000	37,764
Total Current Assets	137,351	359,788

Investments, net of impairment of $500,000 and $278,000	-	222,000
Total Assets	$137,351	$581,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$48,137	$48,611
Accounts payable, related party	14,085	7,000
Accrued expenses	-	26,165
Notes Payable	1,387,694	1,387,694
Accrued interest, notes payable	664,788	482,991
Notes Payable, related party and accrued interest	150,968	135,728
Total Liabilities	2,265,672	2,088,189

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(51,862,252)	(51,240,332)
Total Stockholders’ Equity (Deficit)	(2,128,321)	(1,506,401)

Total Liabilities and Stockholders’ Equity (Deficit)	$137,351	$581,788

The accompanying notes are an integral part of these financial statements.
  .

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

Revenue:	$-	$-
Total Revenue	-	-

Costs and Operating Expense:
Sales, general and administrative	59,904	75,364
Professional fees	57,835	106,515
Professional fees, related party	84,000	54,000
Total Costs and Operating Expenses	201,739	235,879

LOSS FROM OPERATIONS:	(201,739)	(235,879)

Other Income (Expense):
Interest Expense	(198,181)	(232,167)
Interest Income	-	1,134
Gain (loss) on sale of assets		(200,583)
Loss on Impairment	(222,000)	(278,000)
Gain (loss) on settlement of debt		108,385
Gain (loss) on settlement of accounts payable	-	100,260
Total Other Income (Expense), net	(420,181)	(500,971)

Profit (Loss) Before Taxes	(621,920)	(736,850)

Provision for Income Taxes	-	-

Net Profit (Loss)	$(621,920)	$(736,850)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years EndedDecember 31, 2019,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(621,920)	$(736,850)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest earned on escrow account	-	(1,134)
Loss (gain) on disposition of assets	-	200,583
Loss (gain) on forgiveness of debt	-	(108,385)
Impairment on investment	222,000	278,000
Loss (gain) on forgiveness of debt		(100,260)
(Increase) Decrease in:
Prepaid expense	30,764	(9,604)
(Increase) Decrease in:
Accounts Payable	6,611	(12,029)
Accrued interest	197,037	205,594
Accrued expense	(26,165)	26,165
Net Cash Used by Operating Activities	(191,673)	(257,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of patents	-	200,583
Net Cash Provided by Investing Activities	-	200,583

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of preferred stock for cash	-	(20,000)
Settlement of notes payable for cash	-	(60,750)
Net Cash Provided (Used) by Financing Activities	-	(80,750)

Net Increase (Decrease) in Cash and Cash Equivalents	(191,673)	(138,087)

Cash and Cash Equivalents, Beginning of Period	322,024	460,111

Cash and Cash Equivalents, End of Period	$130,351	$322,024

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$1,144	$2,366
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total
BALANCE, January 1, 2018	16,676,972	$166,769	78,696,461	$786,964	$48,791,598	$8,600	$(50,503,482)	$(749,551)
Repurchase of preferred stock for cash	(10,480,049)	(104,800)	-	-	84,800	-	-	(20,000)
Net loss for the year ended December 31, 2018	-	-	-	-	-	-	(736,850)	(736,850)
BALANCE, DECEMBER 31, 2018	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,240,332)	$(1,506,401)

Net loss for the year ended December 31, 2019	-	-	-	-	-	-	(621,920)	(621,920)
BALANCE, DECEMBER 31, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,862,252)	$(2,128,321)

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

 On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, we agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by us, and that we shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to us by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2018, we revalued our investment in Preprogen to $222,000, recording an impairment of $278,000. At December 31, 2019, we revalued our investment in Preprogen to $0, recording an impairment of $222,000.

2.	MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company currently is not generating revenue from operations, and does not anticipate generating meaningful revenue from operations or otherwise in the short-term. The Company has historically financed its operations primarily through issuances of equity and the proceeds from the issuance of promissory notes. In the past, the Company also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments. In addition, in the fiscal years ended December 31, 2019 and 2018, the Company received cash payments as consideration for the sale and transfer of the Purchased Assets to Preprogen.

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

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

Stock-based Compensation

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees”. The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

The Black-Scholes model is used to value the warrant on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification determines the incremental value. The Company has modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values. When modified in connection with a note issuance, the Company recognizes the incremental value as a part of the debt discount calculation, using its relative fair value in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”. When modified in connection with note extensions, the Company recognized the incremental value as prepaid interest, which is expensed over the term of the extension. During the years ended December 31, 2019 and 2018, the Company recorded incremental expenses related to warrants of $0 and $0, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2019 and 2018.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2019, the Company’s cash balances were within the federally insured limits.

Earnings per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase Common Stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. During the year ended December 31, 2019, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including Common Stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of December 31, 2019, the Company had outstanding options exercisable for 2,300,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000shares of its Common Stock, and preferred shares convertible into 6,196,893 shares of its Common Stock. The Company has reserved for issuance 860,000 shares of its Series B Preferred stock to certain investors in connection with the 2017 Bridge Notes. As of December 31, 2019, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of December 31, 2018, the Company had outstanding options exercisable for 2,301,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and preferred shares convertible into 16,676,942 shares of its Common Stock. The Company has reserved for issuance 860,000 shares of its Series B Preferred stock to certain investors in connection with the 2017 Bridge Notes. As of December 31, 2018, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

PREPROGEN WARRANT: In determining the fair value of the warrant issued to Preprogen in December 2017, the Company utilized the Black-Scholes model using an average risk-free interest rate of 1.92%, expected volatility of 298%, and a dividend yield of zero.

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

PREPROGEN: During the years ended December 31, 2019 and 2018, we recorded non-cash expense of $278,000 and $222,000, respectively on the value of its investment in Preprogen. As of December 31, 2019, the Company has fully impaired its investment in PREPROGEN due to continued delays in material and sustainable progress related to operations.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2019 or 2018; and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2019 or 2018. See Note 7, Income Taxes, below.

Intangible Assets

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. The Company has fully amortized its Intangible Assets as of December 31, 2019.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2019 and 2018 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $0 and $0 for the years ended December 31, 2019 and 2018, respectively. Expenditures for repairs and maintenance are expensed as incurred.
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

Recent Accounting Pronouncements

As of December 31, 2019, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

4.	INVESTMENTS

In December 2018, we acquired a 15% interest in Preprogen LLC pursuant to the Preprogen Transaction.  On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, we agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by us, and that we shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to us by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2019, we revalued our investment in Preprogen to $0, recording an impairment of $278,000.

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

On March 31, 2016, Burnham Hill Advisors, LLC (“BHA”) agreed to exchange the amounts owed to BHA under the October 29, 2013 agreement for a promissory note, on terms substantially similar to the Bridge Notes (the “BHA Note”), in the principal amount of $283,000 with issuance date of March 31, 2016. The BHA Note is payable on demand as of December 31, 2018, and is past due as of December 31, 2019. On April 1, 2017, BHA assigned the BHA Note to certain of its employees, including Mr. Abrams who serves as a director of the Company, under the same terms.

During each of the quarters ended March 31, 2018 and June 30, 2018, the Company issued an MOU Note in the principal amount of $25,000.

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

During the year ended December 31, 2018, the Company paid three noteholders an aggregate of $60,750 to settle $121,500 of note principal plus $47,635 of accrued interest.

At December 31, 2019 and 2018, the Company’s Convertible Notes Payable are as follows:

	December 31, 2019	December 31, 2018
Notes Payable	$1,387,694	$1,387,694
Accrued Interest	664,788	482,991
Notes Payable, related party	102,000	102,000
Accrued Interest, related party	48,968	33,728
Total notes payable	$2,265,672	$2,006,412

Notes Payable, Related Party.

As of December 31, 2019 and 2018, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $150,968 and $135,728, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

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

7.	INCOME TAXES

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

At December 31, 2019 and 2018, the Company had gross deferred tax assets calculated at an expected blended rate of 21% and 21%, respectively, of approximately $6,390,000 and $6,300,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $6,390,000 and $6,300,000 has been established at December 31, 2019 and 2018, respectively.

Topic 740 in the Accounting Standards Codification (“ASC 740”) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2019, the Company had taken no tax positions that would require disclosure under ASC 740.

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

There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

	2019	2018
Gross deferred tax assets:
Net operating loss carryforwards	$5,530,000	$5,400,000
Stock based expenses	100,000	140,000
Tax credit carryforwards	200,000	200,000
All others	560,000	560,000
	6,390,000	6,300,000

Deferred tax asset valuation allowance	(6,390,000)	(6,300,000)
Net deferred tax asset (liability)		$-

At December 31, 2019, the Company has net operating loss carryforwards of approximately $6,390,000. The net change in the allowance account was an increase of approximately $90,000 and a decrease of approximately $2,100,000 for the years ended December 31, 2019 and 2018, respectively.

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

8.	CAPITAL STOCK

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with an aggregate stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of December 31, 2019.

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

As of December 31, 2019 and 2018, the Company had 6,196,893 shares of Series B Preferred Stock issued and outstanding. As of December 31, 2019, the Series B Preferred Stock had a liquidation preference of $61,969 and convertible into 6,196,893 shares of Common Stock.

As of December 31, 2019, the Company had reserved for issuance 860,000 shares of its Series B Preferred Stock in connection with Convertible Notes Payable.

Common Stock

The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 78,696,461 shares of its Common Stock at December 31, 2019 and 2018.

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

9.	COMMON STOCK OPTIONS

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

During the years ended December 31, 2019 and 2018, no stock options were granted by the Company.

The following is a summary of all Common Stock option activity during the year ended December 31, 2019 and 2018:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,301,000	$0.04
Options granted
Options forfeited	(1,000)	0.80
Options exercised
Outstanding at December 31, 2018	2,300,000	0.04
Options granted	-	-
Options forfeited	-	-
Options exercised	-	-
Outstanding at December 31, 2019	2,300,000	$0.04

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2018	2,300,000	$0.04
Exercisable at December 31, 2019	2,300,000	$0.04

 The following represents additional information related to Common Stock options outstanding and exercisable at December 31, 2019:

		Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.04	2,300,000	0.09	$0.04

The weighted average remaining contractual term for both fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 0.09 years. Subsequent to December 31, 2019, the options expired unexercised.

During the years ended December 31, 2019 and 2018, the Company’s stock options were fully vested.

10.	RELATED PARTY

In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for his services as Chief Executive Officer and $3,500 to Mr. Abrams for his services as a Director.

During the year ended December 31, 2019, Dr. Hirschman received aggregate compensation of $42,000 of consulting fees for services as Chief Executive Officer. During the year ended December 31, 2018, Dr. Hirschman received aggregate compensation of $31,000, including a bonus of $21,500 for his significant contributions to the Company, and a prepaid advance of $7,000 to be applied to future compensation.

During the year ended December 31, 2019, Mr. Abrams received aggregate cash payments of $35,000 for services as a director of the Company. As of December 31, 2019, we owed Mr. Abrams $14,000 in accrued and unpaid consulting fees. During the year ended December 31, 2018, Mr. Abrams received a bonus of $12,500 and earned $7,000 of consulting fees which were due and payable to Mr. Abrams as of December 31, 2018.

During the year ended December 31, 2018, we paid Mr. Abrams an aggregate of $8,400 for rent expense during the year.

As of December 31, 2019 and 2018, we owed Mr. Abrams, a director of the Company, an aggregate of $150,968 and $135,728, respectively, for outstanding principal and accrued and unpaid interest due pursuant to certain Bridge Notes.

11.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that no subsequent events occurred that are reasonably likely to impact these financial statements.