Form 10-Q
period 2020-03-31
QUANTRX BIOMEDICAL CORP
filed 2020-05-20
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the issuer’s common stock as of May 20, 2020 was 78,696,461.

-i-

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

-ii-

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$111,976	$130,351
Prepaid expenses	-	7,000
Total Current Assets	111,976	137,351

Investments, net of impairment of $500,000 and $278,000	-	-
Total Assets	$111,976	$137,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$27,637	$48,137
Accounts payable, related party	-	14,085
Notes Payable	1,387,694	1,387,694
Notes Payable, accrued interest	714,870	664,788
Notes Payable, related party and accrued interest	154,768	150,968
Total Liabilities	2,284,969	2,265,672

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(51,906,924)	(51,862,252)
Total Stockholders’ Equity (Deficit)	(2,172,993)	(2,128,321)

Total Liabilities and Stockholders’ Equity (Deficit)	$111,976	$137,351

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue	$-	$-
Total Revenue	-	-

Costs and Operating Expense:
Sales, general and administrative	3,900	22,579
Professional fees	1,000	15,425
Professional fees, related party	10,500	21,000
Total Costs and Operating Expenses	15,400	59,004

LOSS FROM OPERATIONS:	(15,400)	(59,004)

Other Income (Expense):
Interest Expense	(53,882)	(53,213)
Gain (loss) on forgiveness of accounts payable	24,610	-
Total Other Income (Expense), net	(29,272)	(53,213)

Profit (Loss) Before Taxes	(44,672)	(112,217)

Provision for Income Taxes	-	-

Net Profit (Loss)	$(44,672)	$(112,217)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,672)	$(112,217)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on forgiveness of accounts payable	(24,610)	-
(Increase) Decrease in:
Prepaid expense	7,000	10,254
Increase (Decrease) in:
Accounts Payable	(9,975)	20,031
Accrued interest	53,882	52,832
Accrued expenses	-	(11,004)
Net Cash Used by Operating Activities	(18,375)	(40,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(18,375)	(40,104)

Cash and Cash Equivalents, Beginning of Period	130,351	322,024

Cash and Cash Equivalents, End of Period	$111,976	$281,920

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$381
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total
BALANCE, January 1, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,240,332)	$(1,506,401)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(112,217)	(112,217)
BALANCE, MARCH 31, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,352,549)	$(1,618,618)

BALANCE, January 1, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,862,252)	$(2,128,321)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(44,672)	(44,672)
BALANCE, MARCH 31, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,906,924)	$(2,172,993)

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2020. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

2.  MANAGEMENT STATEMENT REGARDING GOING CONCERN

We currently are not generating revenue from operations, and do not anticipate generating meaningful revenue from operations or otherwise in the short-term. We have historically financed our operations primarily through issuances of equity and the proceeds from the issuance of promissory notes. In the past, we also provided for our cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments. In addition, in the fiscal year ended 2018, we received cash payments as consideration for the sale and transfer of the Purchased Assets to Preprogen.

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

There can be no assurance that, assuming we are able to strengthen its cash position, we will achieve sufficient revenue or profitable operations to continue as a going concern.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the three months ended March 31, 2020 and 2019, the Company had no stock compensation expense.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three months ended March 31, 2020 and 2019, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

Earnings per Share. The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. For the quarter ended March 31, 2020, including potentially dilutive securities in diluted shares outstanding would be “anti-dilutive’.

For the three months ended March 31, 2019 and the three months ended March 31, 2020, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of March 31, 2020, the Company had outstanding warrants exercisable for 15,000,000 shares of its common stock $0.01 par value (“Common Stock”), and outstanding preferred stock, $0.01 par value (“Preferred Stock”) convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the three months ended March 31, 2020. At March 31, 2020, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of March 31, 2020, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of March 31, 2019, the Company had outstanding options exercisable for 2,300,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and outstanding Preferred Stock convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the three months ended March 31, 2019. At March 31, 2019, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of March 31, 2019, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

4.  INVESTMENTS

In December 2018, the Company acquired a 15% interest in Preprogen LLC pursuant to the Preprogen Transaction.  On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, the Company agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by us, and that we shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to us by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2019, we have fully impaired our investment in Preprogen.

 5.  INTANGIBLE ASSETS

On December 15, 2017, the Company entered into an agreement with Preprogen, pursuant to which the parties agreed to the sale, assignment, and license-back of certain assets, including intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of the Company’s OTC miniform products for the feminine hygiene and hemorrhoid treatment markets. At December 31, 2019, the Company had reduced its capitalized intangible assets to zero.

6.  CONVERTIBLE NOTES PAYABLE

During the years 2014 to 2017, the Company issued a series of Bridge Notes (the “Bridge Notes”) in aggregate principal amount of $1,489,694. The Bridge Notes matured on various dates through 2018. The Bridge Notes are in default and bear interest rates ranging from 12% to 18%. As of March 31, 2020, the Bridge Notes are due and payable.

At March 31, 2020 and December 31, 2019, the Company’s Convertible Notes Payable are as follows:

	March 31, 2020	December 31, 2019
Notes Payable	$1,387,694	$1,387,694
Accrued Interest	714,870	664,788
Notes Payable, related party	102,000	102,000
Accrued Interest, related party	52,768	48,968
Total notes payable	$2,257,332	$2,203,450

Notes Payable, Related Party.

As of March 31, 2020 and December 31, 2019, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $154,768 and $150,968, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

 7.  RELATED PARTY TRANSACTIONS

In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for his services as Chief Executive Officer and $3,500 to Mr. Abrams for his services as a Director. Effective April 1, 2020, Dr. Hirschman has waived the payments of fees for his services as Chief Executive Officer. Effective January 1, 2020, Mr. Abrams has waived the fees for his services as a Director.

During the three months ended March 31, 2020, Dr. Hirschman received aggregate compensation of $3,500 of consulting fees for services as Chief Executive Officer. The Company applied $7,000 of prepaid consulting fees to services for February and March 2020. During the year ended December 31, 2019, Dr. Hirschman received aggregate compensation of $42,000 of consulting fees for services as Chief Executive Officer.

During the three months ended March 31, 2020, Mr. Abrams received payment of accrued consulting fees for services during 2019 in the amount of $14,085. During the three months ended March 31, 2020, Mr. Abrams did not receive or accrue new compensation as he has waived his compensation for services as a Director. During the year ended December 31, 2019, Mr. Abrams received aggregate cash payments of $35,000 for services as a director of the Company.

As of March 31, 2020 and December 31, 2019, we owed Mr. Abrams, a director of the Company, an aggregate of $154,768 and $150,968, respectively, for outstanding principal and accrued and unpaid interest due pursuant to certain Bridge Notes.

8.  PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, of which 20,500,000 are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares had not been designated by the Company as of March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock.

9.  COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock for issuance, of which 78,696,461 were issued and outstanding at each of March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020 and 2019, there were no warrants issued by the Company. As of March 31, 2020, the Company has one warrant issued and outstanding, this warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the three months ended March 31, 2020 or 2019.

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 14, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019.

The Company did not generate any revenue during the three months ended March 31, 2020 or the three months ended March 31, 2019. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended March 31, 2020 and 2019 was $3,900 and $22,579, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The decrease in sales, general and administrative expense for the three months ended March 31, 2020 is principally due to decreases in the 2020 period compared to the 2019 period related to Directors and Officers Liability Insurance and costs for maintenance of intellectual property.

Professional fees for the three months ended March 31, 2020 and 2019 were $1,000 and $15,425, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease in professional fees for the three months ended March 31, 2020 relates to lower legal and audit expenses in the 2020 period compared to the 2019 period.

Professional fees, related party for the three months ended March 31, 2020 and 2019 were $10,500 and $21,000, respectively. The decrease in these professional fees are due to lower fees paid Mr. Abrams related to his services to the Company as Mr. Abrams has waived consulting fees effective January 1, 2020.

The Company did not incur any research and development costs during the three months ended March 31, 2020 or 2019. The Company did not engage in any research and development efforts in the 2020 period, nor does the Company expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended March 31, 2020 and 2019 was $53,882 and $53,213, respectively.  The increase in interest expense in the 2020 periods compared to the 2019 periods is related to the number of calendar days for the interest computation in the 2020 period compared to the 2019 period.

During the three months ended March 31, 2020, the Company recorded a gain on forgiveness of accounts payable in aggregate amount of $24,610 resulting from one of the Company’s vendors forgiving its fees due for professional services incurred through December 31, 2019.

During the three months ended March 31, 2020, the Company recorded net loss of $44,672 compared to net loss for the three months ended March 31, 2019 of $112,217. Net loss for the three months ended March 31, 2020 decreased from the 2019 period due to lower expenses and gains discussed above.

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

Liquidity and Capital Resources

At March 31, 2020, the Company had cash and cash equivalents of $111,976 as compared to $130,351 at December 31, 2019.

The Company had cash and cash equivalents of $281,920 at March 31, 2019. The decrease in cash and cash equivalents between the 2020 and 2019 periods of approximately $169,944 is primarily attributable to cash used for operations in the 2019 and 2020 periods partially offset by the inclusion of the receipt of escrow funds in the 2019 period from the December 2018 sale of certain assets pertaining to its Diagnostic Business to Preprogen LLC (“Preprogen”) in 2017.

During the three months ended March 31, 2020, the Company used $18,375 for operating activities, compared to $40,104 used during the three months ended March 31, 2019. The net overall decrease in cash used for operating activities during the three months ended March 31, 2020 is attributable primarily to decreased operating expenses in the in the 2020 period.

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

Critical Accounting Policies

The listing below is not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. In addition to the listing below accounting policies listed below, please See to Note 3 to the Financial Statements.

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

Preprogen: During the years ended December 31, 2019 and December 31, 2018, the Company recorded a loss of $222,000 and $278,000, respectively, on an impairment on the value of its investment in Preprogen. The Company has valued the impairment based on an evaluation by a third-party using the value of similar investments in comparable companies. The Company has fully impaired its investment in Preprogen.

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At March 31, 2020 and December 31, 2019, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on April 14, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2020, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: May 20, 2020	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer