Form 10-Q
period 2020-06-30
QUANTRX BIOMEDICAL CORP
filed 2020-08-14
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the issuer’s common stock as of August 14, 2020 was 78,696,461.

- i -

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

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$83,412	$130,351
Prepaid expenses	-	7,000
Total Current Assets	83,412	137,351

Investments, net of impairment of $500,000	-	-
Total Assets	$83,412	$137,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$24,513	$48,137
Accounts payable, related party	-	14,085
Notes Payable	1,387,694	1,387,694
Notes Payable, accrued interest	764,962	664,788
Notes Payable, related party and accrued interest	158,567	150,968
Total Liabilities	2,335,736	2,265,672

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(51,986,255)	(51,862,252)
Total Stockholders’ Equity (Deficit)	(2,252,324)	(2,128,321)

Total Liabilities and Stockholders’ Equity (Deficit)	$83,412	$137,351

  The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Costs and Operating Expense:
Sales, general and administrative	2,989	16,784	6,889	39,363
Professional fees	22,451	21,051	23,451	39,476
Professional fees, related party	-	21,000	10,500	42,000
Total Costs and Operating Expenses	25,440	61,835	40,840	120,839

LOSS FROM OPERATIONS:	(25,440)	(61,835)	(40,840)	(120,839)

Other Income (Expense):
Interest Expense	(53,891)	(35,640)	(107,773)	(88,853)
Gain (loss) on forgiveness of accounts payable	-	-	24,610	-
Total Other Income (Expense), net	(53,891)	(35,640)	(83,163)	(88,853)

Profit (Loss) Before Taxes	(79,331)	(97,475)	(124,003)	(209,692)

Provision for Income Taxes	-	-	-	-

Net Profit (Loss)	$(79,331)	$(97,475)	(124,003)	$(209,692)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(124,003)	$(209,692)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on forgiveness of accounts payable	(24,610)	-
Increase (Decrease) in:
Prepaid expense	7,000	20,510
(Increase) Decrease in:
Accounts Payable	(13,099)	2,321
Accrued interest	107,773	88,091
Accrued expenses	-	(22,115)
Net Cash Used by Operating Activities	(46,939)	(120,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(46,939)	(120,885)

Cash and Cash Equivalents, Beginning of Period	130,351	322,024

Cash and Cash Equivalents, End of Period	$83,412	$201,139

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$763
Income tax paid	$-	$-

 The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional	Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	to be Issued	Accumulated Deficit	Total
For the three months ended June 30, 2019

BALANCE, April 1, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,352,549)	$(1,618,618)
Net loss for the three months endedJune 30, 2019	-	-	-	-	-	-	(97,475)	(97,475)
BALANCE, JUNE 30, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,450,024)	$(1,716,093)

For the six months ended June 30, 2019

BALANCE, January 1, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,240,332)	$(1,506,401)
Net loss for the six months endedJune 30, 2019	-	-	-	-	-	-	(209,692)	(209,692)
BALANCE, JUNE 30, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,450,024)	$(1,716,093)

For the three months ended June 30, 2020

BALANCE, April 1, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,906,924)	$(2,172,993)
Net loss for the three months endedJune 30, 2020	-	-	-	-	-	-	(79,331)	(79,331)
BALANCE, JUNE 30, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,986,255)	$(2,252,324)

For the six months ended June 30, 2020

BALANCE, January 1, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,862,252)	$(2,128,321)
Net loss for the six months endedJune 30, 2020	-	-	-	-	-	-	(124,003)	(124,003)
BALANCE, JUNE 30, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,986,255)	$(2,252,324)

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2020. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the three and six months ended June 30, 2020 and 2019, the Company had no stock compensation expense.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three and six months ended June 30, 2020 and 2019, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

Earnings per Share. The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. For the six months ended June 30, 2020, including potentially dilutive securities in diluted shares outstanding would be “anti-dilutive’.

For the three and six months ended June 30, 2019 and the three and six months ended June 30, 2020, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of June 30, 2020, the Company had outstanding warrants exercisable for 15,000,000 shares of its common stock $0.01 par value (“Common Stock”), and outstanding preferred stock, $0.01 par value (“Preferred Stock”) convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the three and months ended June 30, 2020. At June 30, 2020, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of June 30, 2020, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of June 30 2019, the Company had outstanding options exercisable for 2,300,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and outstanding Preferred Stock convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the three and six months ended June 30, 2019. At June 30, 2019, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of June 30, 2019, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

6.  CONVERTIBLE NOTES PAYABLE

During the years 2014 to 2017, the Company issued a series of Bridge Notes (the “Bridge Notes”) in aggregate principal amount of $1,489,694. The Bridge Notes matured on various dates through 2018. The Bridge Notes are in default and bear interest rates ranging from 12% to 18%. As of June 30, 2020, the Bridge Notes are due and payable.

At June 30, 2020 and December 31, 2019, the Company’s Convertible Notes Payable are as follows:

	June 30, 2020	December 31, 2019
Notes Payable	1,387,694	1,387,694
Accrued Interest	764,962	664,788
Notes Payable, related party	102,000	102,000
Accrued Interest, related Party	56,567	48,968
Total Notes Payable	2,311,223	2,203,450

Notes Payable, Related Party.

As of June 30, 2020 and December 31, 2019, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $156,567 and $150,968, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

7.  RELATED PARTY TRANSACTIONS

In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for his services as Chief Executive Officer and $3,500 to Mr. Abrams for his services as a Director. Effective January 1, 2020, Mr. Abrams has waived the payments of fees for his services. Effective April 1, 2020, Dr. Hirschman has waived the payment of is fees as Chief Executive Officer.

During the six months ended June 30, 2020, Dr. Hirschman received aggregate compensation of $3,500 of consulting fees for services as Chief Executive Officer. The Company applied $7,000 of prepaid consulting fees to services for February and March 2020. During the three months ended June 30, 2020, Dr. Hirschman did not receive or accrue new compensation as he has waived his compensation for services as Chief Executive Officer. During the year ended December 31, 2019, Dr. Hirschman received aggregate compensation of $42,000 of consulting fees for services as Chief Executive Officer.

During the six months ended June 30, 2020, Mr. Abrams received payment of accrued consulting fees for services during 2019 in the amount of $14,085. During the three and six months ended June 30, 2020, Mr. Abrams did not receive or accrue new compensation as he has waived his compensation for services as a Director. During the year ended December 31, 2019, Mr. Abrams received aggregate cash payments of $35,000 for services as a director of the Company.

As of June 30, 2020 and December 31, 2019, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $156,567 and $150,968, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

8.  PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, of which 20,500,000 are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares had not been designated by the Company as of June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock.

9.  COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock for issuance, of which 78,696,461 were issued and outstanding at each of June 30, 2020 and December 31, 2019.

During the three and six months ended June 30, 2020 and 2019, there were no warrants issued by the Company. As of June 30, 2020, the Company has one warrant issued and outstanding, this warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the three and six months ended June 30, 2020 or 2019.

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

While we expect the impacts of COVID-19 to have an adverse effect on our ability to successfully obtain working capital necessary to continue as a going concern and to develop a longer term financing and operating plan, we are unable to predict the extent or nature of these impacts at this time.

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 14, 2020.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 to the Three and Six Months Ended June 30, 2019.

The Company did not generate any revenue during the three and six months ended June 30, 2020 or the three and six months ended June 30, 2019. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended June 30, 2020 and 2019 was $2,989 and $16,784, respectively. Sales, general and administrative expense for the six months ended June 30, 2020 and 2019 was $6,889 and $39,363, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The decrease in sales, general and administrative expense for the three and six months ended June 30, 2020 is principally due to decreases in the 2020 period compared to the 2019 period related to Directors and Officers Liability Insurance and costs for maintenance of intellectual property.

Professional fees for the three months ended June 30, 2020 and 2019 were $22,451 and $21,051, respectively. Professional fees for the six months ended June 30, 2020 and 2019 were $23,451 and $39,476, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase in professional fees for the three months ended June 30, 2020 relate to lower legal fees in the 2020 period compared to the 2019 period. The Decrease in professional fees during six months ended June 30, 2020 relates to lower legal and audit expenses in the 2020 period compared to the 2019 period.

Professional fees, related party for the three months ended June 30, 2020 and 2019 were $0 and $21,000, respectively. Professional fees, related party for the six months ended June 30, 2020 and 2019 were $10,500 and $42,000, respectively. The decrease in these professional fees are due to lower fees paid Dr. Hirschman and Mr. Abrams related to their services to the Company, as Dr. Hirschman waived consulting fees effective April 1, 2020, and Mr. Abrams has waived consulting effective January 1, 2020.

The Company did not incur any research and development costs during the three or six months ended June 30, 2020 or 2019. The Company did not engage in any research and development efforts in the 2020 period, nor does the Company expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended June 30, 2020 and 2019 was $53,891 and $35,640, respectively.  Interest expense for the six months ended June 30, 2020 and 2019 was $107,773 and $88,853, respectively.

During the six months ended June 30, 2020, the Company recorded a gain on forgiveness of accounts payable in aggregate amount of $24,610 resulting from one of the Company’s vendors forgiving its fees due for professional services incurred through December 31, 2019.

During the three months ended June 30, 2020, the Company recorded net loss of $79,331 compared to net loss for the three months ended June 30, 2019 of $97,475. During the six months ended June 30, 2020, the Company recorded net loss of $124,003 compared to net loss for the six months ended June 30, 2019 of $209,692. The decrease in net loss during the 2020 periods is due to overall lower expenses, partially offset by higher interest expense as discussed above.

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

Liquidity and Capital Resources

At June 30, 2020, the Company had cash and cash equivalents of $83,412 as compared to $130,351 at December 31, 2019.

The Company had cash and cash equivalents of $201,139 at June 30, 2019. The decrease in cash and cash equivalents between the 2020 and 2019 periods of approximately $117,727 is primarily attributable to cash used for operations in the 2019 and 2020 periods partially offset by the inclusion of the receipt of escrow funds in the 2019 period from the December 2018 sale of certain assets pertaining to its Diagnostic Business to Preprogen LLC (“Preprogen”) in 2017.

During the six months ended June 30, 2020, the Company used $46,939 for operating activities, compared to $120,885 used during the six months ended June 30, 2019. The net overall decrease in cash used for operating activities during the six months ended June 30, 2020 is attributable primarily to decreased operating expenses in the in the 2020 period.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At June 30, 2020 and December 31, 2019, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on April 14, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2020, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: August 14, 2020	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer