Form 10-K
period 2020-12-31
QUANTRX BIOMEDICAL CORP
filed 2021-04-15
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020):  $347,850

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 15, 2021: 78,696,461shares.

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

Our principal business line consists of our OTC Business, which includes commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the "OTC Business"), as well as maintaining established and continuing licensing relationships related to the OTC Business. We also own certain diagnostic testing technology that is based on our lateral flow patents (the "Diagnostics Business", and collectively with the OTC Business, the "Business"). Management believes this corporate structure permits us to more efficiently explore options to maximize the value of the Businesses, with the objective of maximizing the value of the Businesses for the benefit of the Company and our shareholders.

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

 On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, we agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by us, and that we shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to us by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2018, we valued our investment in Preprogen at $222,000 recording an impairment of $278,000 during the year ended December 31, 2018. At December 31, 2019, we revalued our investment in Preprogen to $0, recording an impairment of $222,000 during the year ended December 31, 2019.

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

Intellectual Property Rights and Patents

As of December 31, 2020, we had nine (9) patents issued and five (5) licensed patents. Our issued patents expire between 2019 and 2030; however, we may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development. We also have four (4) registered U.S. and foreign trademarks.

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

Regulatory Requirements

Some of our products and manufacturing activities are, or will be subject to regulation by the FDA, and by other federal, state, local and foreign regulatory authorities. Pursuant to the Food, Drug and Cosmetic Act of 1938, commonly known as the "FD&C Act", and the regulations promulgated thereunder, the FDA regulates the research, development, clinical testing, manufacture, packaging, labeling, storage, distribution, promotion, advertising and sampling of medical devices and medical imaging products. Before a new device or pharmaceutical product can be introduced to the market, the manufacturer must generally obtain marketing clearance through a section 510(k) notification, a Premarket Approval (“PMA”) or a New Drug Approval (“NDA”).

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

Research and Development Activities

We did not engage in any research and development efforts during the years ended December 31, 2020 and 2019, nor do we expect to engage in any research and development activity until funding is secured and we develop a plan to commercialize our products.

Employees

As of December 31, 2020, we had no employees, and two part-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect our intellectual property portfolio and other assets.

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

As of the year ended December 31, 2020, we had an accumulated deficit of $52,114,986. Our losses resulted principally from general and administrative costs relating to our operations. Currently, we are not generating any revenue from operations, and we expect to incur sizeable and increasing losses in 2020. Historically, we have financed our operations with the proceeds from issuances of equity and debt securities, including, most recently, issuances of promissory notes. In the past, we also provided for our cash needs by issuing shares of our Common Stock, options and warrants as payment for certain operating costs, including consulting and professional fees, as well as divesting our minority equity interests and equity-linked investments.

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

We have promissory notes in the aggregate principal amount of approximately $2.4 million outstanding that are all currently due and payable on demand. In the event that demand for repayment is made, and we are not able to raise sufficient capital to pay such notes or otherwise restructure the same, we will be in default and will not be able to continue as a going concern.

Currently, we have promissory notes with a principal amount aggregating approximately $2.4 million outstanding, all of which are now due and payable on demand. In the event the holders demand repayment and we are unable to pay such notes or restructure the notes, the notes will be in default, and the Company may not be able to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.  PROPERTIES

We did not maintain a corporate headquarters during the years ended December 31, 2020 or 2019, nor do we have any further obligation under any prior lease agreements. We currently plan to transfer operations to a new facility pending obtaining financing to re-commence operations.

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

	High	Low
Year ended December 31, 2020
Fourth Quarter	$0.010	$0.004
Third Quarter	$0.009	$0.004
Second Quarter	$0.013	$0.003
First Quarter	$0.004	$0.002

Year ended December 31, 2019
Fourth Quarter	$0.010	$0.000
Third Quarter	$0.010	$0.000
Second Quarter	$0.010	$0.000
First Quarter	$0.010	$0.000

Stockholders

As of April 15, 2021, there were approximately 259 shareholders of record of our Common Stock, one of which was Cede & Co., a nominee for the Depository Trust Company (“DTC”). Shares of Common Stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC and are considered to be held of record by Cede & Co. as one stockholder.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year ended December 31, 2020 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Our Results of Operations

We did not generate any revenue during the years ended December 31, 2020 or 2019. The absence of revenue is due to no royalty revenue attributable to our PAD technology received during the 2020 and 2019 periods. Management does not anticipate that we will generate any revenue until such time as we develop a plan to commercialize our over-the-counter products, which is contingent on the receipt of financing.

Total costs and operating expense for the years ended December 31, 2020 and 2019 were $60,624 and $201,739, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Sales, general and administrative	$12,726	$59,904
Professional fees	$37,398	$57,835
Professional fees, related party	$10,500	$84,000

Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with our reporting requirements to the Securities and Exchange Commission (the “SEC”). The decrease in sales, general and administrative expense in the year ended December 31, 2020 compared to the year ended December 31, 2019 is principally attributable to lower costs incurred during the 2020 period for intellectual property and Directors and Officers Liability Insurance.

Professional fees include the costs of legal, consulting and auditing services provided to us, each of which were lower in the 2020 period, as compared to the 2019 period. The period over period decrease is due to lower costs of legal fees during the 2020 period due to the lower legal and audit fees compared to the 2019 period.

Professional fees, related party include the costs of consulting fees paid to Dr. Hirschman and Mr. Abrams for their services provided to the Company. During the year ended December 31, 2020, professional fees, related party were lower compared to the 2019 period due to a Dr. Hirschman and Mr. Abrams waiving certain of the service fees during the 2020 period.

We did not incur any research and development costs during the years ended December 31, 2020 or 2019 and did not engage in any research and development efforts in the 2020 or 2019 periods. The Company does not expect to engage in any research and development activity until funding is secured and we develop a plan to commercialize our products.

Other income and expense for the years ended December 31, 2020 and 2019 includes expense of $192,110 and expense of $420,181, respectively. Highlights of the major components of other income and expense related to our results of operations are detailed and discussed below:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Interest expense	$(216,720)	$(198,181)
Loss on impairment	$-	$(222,000)
Gain on settlement of accounts payable	$24,610	$-

During the year ended December 31, 2020, interest expense increased to $216,720 from $198,181 for the 2019 period. The increase in interest expense in the 2020 period compared to the 2019 period is primarily due to higher interest rate calculations on certain notes payable during the 2020 periods.

During the year ended December 31, 2019, we recorded non-cash expense of $222,000 due to impairment of certain assets during the period.

During the year ended December 31, 2020, we recorded a net gain on the settlement of accounts payable of $24,610.

Net loss for the 2020 period was $252,734, compared to a net loss of $621,920 reported for the 2019 period. The decrease in net loss in the 2020 period is directly attributable to lower expenses, described above.

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

Liquidity and Capital Resources

At December 31, 2020, we had cash and cash equivalents of $55,428, as compared to $130,351 at December 31, 2019. At December 31, 2020, we had negative working capital of $2,381,055 and an accumulated deficit of $52,114,986.

During the years ended December 31, 2020 and 2019, we made aggregate cash payments of $3,500 and $78,000, respectively, to certain officers of the Company and to a consultant for services provided to the Company. During the year ended December 31, 2019, we had prepaid $7,000 of compensation to an officer which was applied to 2020 consulting fees.

During the year ended December 31, 2020, cash used for operating activities was $74,923, compared to $191,673 during the year ended December 31, 2019. The net overall decrease in cash used for operating activities during the year ended December 31, 2020, is attributable to losses incurred in the period.

Cash provided by investing activities during the year ended December 31, 2020 and 2019 was $0 and $0, respectively.

Cash used by financing activities during the year ended December 31, 2020 was $0 and $0, respectively.

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

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Note 3 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

Transactions with Related Parties

During the year ended December 31, 2020, we paid Dr. Hirschman $3,500 of consulting fees for services as Chief Executive Officer. Dr. Hirschman waived ongoing fees during the 2020 calendar year. During the year ended December 31, 2019, the Company paid Dr. Hirschman $43,000 of consulting fees for services as Chief Executive Officer and a prepaid advance of $7,000 that was applied to services performed in 2020.

As of December 31, 2020 and 2019, we owed Mr. Abrams, a director of the Company, an aggregate total of $166,251 and $150,968, respectively, for outstanding principal and accrued and unpaid interest due pursuant to certain Bridge Notes. As of December 31, 2019, we owed Mr. Abrams $14,085 of accrued consulting fees that were paid in 2020.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited balance sheets for the years ended December 31, 2020 and 2019 and audited statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, our Chief Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer/Principal Accounting Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Our internal control over financial reporting include those policies and procedures that:

 (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

 (ii)    provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

 (iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with U.S. GAAP. as of December 31, 2020. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—2013 Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2020 Annual Report on Form 10-K.

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

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors:

Directors and Executive Officers	Age	Position
Shalom Hirschman	84	Chief Executive Officer, Principal Accounting Officer and Chair of the Board
Michael Abrams	51	Director

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

During the years ended December 31, 2020 and 2019, our Chief Executive Officer and Principal Accounting Officer, Dr. Hirschman, was our only executive officer and was the only individual considered to be a Named Executive Officer.

The following table sets forth information concerning the compensation paid to Dr. Hirschman during the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($)	All Other Compensation ($)	Total ($)

Shalom Hirschman	2020	$3,500	$	$		$$3,500
Chief Executive Officer, Principal Accounting Officer and Chair of the Board	2019	$42,000	$-	$-	$-	$42,000

During the years ended December 31, 2020 and 2019, Dr. Hirschman received aggregate compensation of $3,500, and $42,000, respectively, for his services as Chief Executive Officer of the Company. In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for services as Chief Executive Officer, including a prepaid advance of $7,000 to that was applied to services performed during 2020. In April 2020, Dr. Hirschman waived his service fees for the 2020 calendar year.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

None	-	-	-	$-	-

Director Compensation

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($)	All Other Compensation ($)	Total ($)

Michael Abrams	2020	$-	$-	$-	$-	$-
Director	2019	$42,000-	$-	$-	$-	$42,000

During the year ended December 31, 2020, Mr. Abrams waived his consulting fees.

During the year ended December 31, 2019, Mr. Abrams earned consulting fees of $42,000. As of December 31, 2019, the Company owed Mr. Abrams $14,085 of accrued compensation.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information as of April 15, 2021, concerning the ownership of shares of our Series B Preferred and Common Stock by (i) each stockholder of the Company known by us to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred and Common Stock, (ii) each current member of our Board of Directors, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13(d)(3) of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 15, 2021 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

Beneficial Ownership of our Series B Preferred

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of April 15, 2021	Percentage of Class (2)

5% Beneficial Owners
Jason Adelman	3,085,336	50.0%
Barlett Family Trust utd 05/05/99	612,850	10.0%
Kate Weiner Revocable Trust	412,856	6.7%
Robert F. Hussey	350,572	5.7%
Robert J. and Sandra S. Nebrosky Living Trust	346,684	5.6%

(1)	Our officers and directors do not own any shares of our Series B Preferred, and have therefore been excluded from this table.
(2)	As of April 15, 2021, there are 6,196,893 shares of Series B Preferred Stock issued and outstanding, and 860,000 shares reserved for issuance.

Beneficial Ownership of our Common Stock

	Amount and Nature of
	Beneficial
Name and Address of Beneficial Owner (1)	Ownership as of April 15, 2021	Percentage of Class (2)

Officers and Directors
Shalom Hirschman	2,050,000	2.60%
Chief Executive Officer
Michael Abrams (3)	1,026,945	1.30%
Director
Total Officers and Directors as a Group	3,076,945	3.91%
(2 persons)

5% Beneficial Owners
Jason T. Adelman (4)	5,979,222	7.6%
c/o Cipher Capital Partners LLC
1251 Avenue of Americas, Suite 936
New York, NY 10020
Matthew Balk (5)	5,696,780	7.24%
50 North 5th Street, Apt. 5GE
Brooklyn, NY 11249

*	Less than 1%.
(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 10190 SW 90th Avenue, Tualatin, Oregon 97062.
(2)
The percentage of beneficial ownership of Common Stock is based on 78,696,461 shares of Common Stock outstanding as of April 15, 2021 and excludes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock or conversion of any Common Stock equivalents, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of April 15, 2021.

(3)
 Excludes Common Stock issuable upon conversion of certain convertible promissory notes in the principal amount of $102,000 beneficially owned by Mr. Abrams. The terms of the promissory notes contain provisions preventing their conversion if as a result of such conversion the holder thereof owns in excess of 4.99% and 9.99%, respectively, of the issued and outstanding shares of the Company’s Common Stock.

(4)
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the year ended December 31, 2020, we paid Dr. Hirschman $3,500 of consulting fees for services as Chief Executive Officer. Dr. Hirschman waived ongoing fees during the 2020 calendar year. During the year ended December 31, 2019, the Company paid Dr. Hirschman $43,000 of consulting fees for services as Chief Executive Officer and a prepaid advance of $7,000 that was applied to services performed in 2020.

During the years ended December 31, 2020 and 2019, Mr. Abrams received aggregate cash payments of $0 and $35,000 for services as a director of the Company. As of December 31, 2019, we owed Mr. Abrams $14,085 in accrued and unpaid consulting.

As of December 31, 2020 and 2019, we owed Mr. Abrams, a director of the Company, an aggregate total of $166,251 and $150,968, respectively, for outstanding principal and accrued and unpaid interest due pursuant to certain Bridge Notes.

 Director Independence

We have determined that none of our directors were independent as of December 31, 2020, as determined under Rule 10A-3(b)(1) of the Exchange Act adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Fruci & Associates II, PLLC (“Fruci II”), our independent registered public accounting firm for the years ended December 31, 2020 and 2019, for the audit of our annual financial statements and the reviews of financial statements for years 2020 and 2019 were $22,750 and $24,460, respectively.

Audit-Related Fees

During the years ended December 31, 2020 and 2019, no assurance or related services were performed by Fruci II that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2020 and 2019, no fees were billed by Fruci II for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2020 and 2019, no fees were billed by Fruci II other than the fees set forth under the captions “Audit Fees” above.

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

QuantRx Biomedical Corporation

Date: April 15, 2021	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer, Principal Accounting Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 15, 2021	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer, Principal Accounting Officer and Chair of the Board

Date: April 15, 2021	By:	/s/ Michael Abrams
Michael Abrams, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of QuantRx Biomedical Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of QuantRx Biomedical Corporation (“the Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is not generating revenue from operations and does not anticipate generating meaningful revenue in the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Fruci & Associates II, PLLC We have served as the Company’s auditor since 2011. Spokane, Washington
April 15, 2021

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$55,428	$130,051
Prepaid expenses	-	7,000
Total Current Assets	55,428	137,351

Investments, net of impairment of $500,000 and $500,000	-	-
Total Assets	$55,428	$137,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$16,312	$48,137
Accounts payable, related party	-	14,085
Notes Payable	1,387,694	1,387,694
Accrued interest, notes payable	866,226	664,788
Notes Payable, related party and accrued interest	166,251	150,968
Total Liabilities	2,436,483	2,265,672

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(52,114,986)	(51,862,252)
Total Stockholders’ Equity (Deficit)	(2,381,055)	(2,128,321)

Total Liabilities and Stockholders’ Equity (Deficit)	$55,428	$137,351

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Revenue:	$-	$-
Total Revenue	-	-

Costs and Operating Expense:
Sales, general and administrative	12,726	59,904
Professional fees	37,398	57,835
Professional fees, related party	10,500	84,000
Total Costs and Operating Expenses	60,624	201,739

LOSS FROM OPERATIONS:	(60,624)	(201,739)

Other Income (Expense):
Interest Expense	(216,720)	(198,181)
Loss on Impairment	-	(222,000)
Gain (loss) on settlement of accounts payable	24,610	-
Total Other Income (Expense), net	(192,110)	(420,181)

Profit (Loss) Before Taxes	(252,734)	(621,920)

Provision for Income Taxes	-	-

Net Profit (Loss)	$(252,734)	$(621,920)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(252,734)	$(621,920)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment on investment	-	222,000
Loss (gain) on forgiveness of debt	(24,610)	-
(Increase) Decrease in:
Prepaid expense	7,000	30,764
(Increase) Decrease in:
Accounts Payable	(21,300)	6,611
Accrued interest	216,721	197,037
Accrued expense	-	(26,165)
Net Cash Used by Operating Activities	(74,923)	(191,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(74,923)	(191,673)

Cash and Cash Equivalents, Beginning of Period	130,351	322,024

Cash and Cash Equivalents, End of Period	$55,428	$130,351

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$1,144
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total

BALANCE, January 1, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(51,240,332)	$(1,506,401)
Net loss for the year ended December 31, 2019							(621,920)	(621,920)
BALANCE, DECEMBER 31, 2019	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,862,252)	$(2,128,321)

Net loss for the year ended December 31, 2020	-	-	-	-	-	-	(252,734)	(252,734)
BALANCE, DECEMBER 31, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,114,986)	$(2,381,055)

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the years ended December 31, 2020 and 2019, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2020, the Company’s cash balances were within the federally insured limits.

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

As of December 31, 2020, the Company had outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and preferred shares convertible into 6,196,893 shares of its Common Stock. The Company has reserved for issuance 860,000 shares of its Series B Preferred stock to certain investors in connection with the 2017 Bridge Notes. As of December 31, 2020, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of December 31, 2019, the Company had outstanding options exercisable for 2,300,000 shares of its Common Stock (which expired in 2020), outstanding warrants exercisable for 15,000,000shares of its Common Stock, and preferred shares convertible into 6,196,893 shares of its Common Stock. The Company has reserved for issuance 860,000 shares of its Series B Preferred stock to certain investors in connection with the 2017 Bridge Notes. As of December 31, 2019, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2020 or 2019; and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2020 or 2019. See Note 7, Income Taxes, below.

 Intangible Assets

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. The Company has fully amortized its Intangible Assets as of December 31, 2020.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2020 and 2019 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $0 and $0 for the years ended December 31, 2020 and 2019, respectively. Expenditures for repairs and maintenance are expensed as incurred.

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

Recent Accounting Pronouncements

As of December 31, 2020, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

4.	CONVERTIBLE NOTES PAYABLE

In July 2014, the Company issued Bridge Notes in aggregate principal amount of $768,694 to outside investors and $102,000 to Mr. Michael Abrams, a director of the Company. The notes matured on June 30, 2015 and are currently in default.

During 2014 and 2015, the Company issued Bridge Notes in aggregate principal amount of $371,500. The notes matured on December 31, 2015 and are currently in default.

In March 2016, the Company issued a promissory note in aggregate principal amount of $283,000. The note matured on December 31, 2018 and is currently in default.

In July and August 2017, the Company issued Bridge Notes in the aggregate principal amount of $86,000. The notes matured on September 30, 2017 and are currently in default.

During the year ended December 31, 2018, the Company paid three noteholders an aggregate of $60,750 to settle $121,500 of note principal plus $47,635 of accrued interest.

	2014	2014-15	2016	2017	Total

Principal	$768,694	$371,500	$283,000	$86,000	$1,509,194
Repurchased	$-	$(121,500)	$-	$-	$(121,500)
Related Party	$102,000	$-	$-	$-	$102,000
	$870,694	$250,000	$283,000	$86,000	$1,489,694

Maturity Date	6/30/2015	12/31/2015	12/31/2018	9/30/2017
Stated Interest	8%	10%	10%	10%
Default Interest	12%	18%	18%	18%

At December 31, 2020 and 2019, the Company’s Convertible Notes Payable are as follows:

	December 31, 2020	December 31, 2019
Notes Payable	$1,387,694	$1,387,694
Accrued Interest	866,226	664,788
Notes Payable, related party	102,000	102,000
Accrued Interest, related party	64,251	48,968
Total notes payable	$2,420,171	$2,203,450

Notes Payable, Related Party.

As of December 31, 2020 and 2019, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $166,251 and $150,968, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

5.	COMMITMENTS AND CONTINGENCIES

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

6.	INCOME TAXES

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

At December 31, 2020 and 2019, the Company had gross deferred tax assets calculated at an expected blended rate of 21% and 21%, respectively, of approximately $6,411,000 and $6,390,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $6,411,000 and $6,390,000 has been established at December 31, 2020 and 2019, respectively.

Topic 740 in the Accounting Standards Codification (“ASC 740”) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2020, the Company had taken no tax positions that would require disclosure under ASC 740.

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

There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

	2020	2019
Gross deferred tax assets:
Net operating loss carryforwards	$5,581,000	$5,530,000
Stock based expenses	70,000	100,000
Tax credit carryforwards	200,000	200,000
All others	560,000	560,000
	6,411,000	6,390,000

Deferred tax asset valuation allowance	(6,411,000)	(6,390,000)
Net deferred tax asset (liability)		$-

At December 31, 2020, the Company has net operating loss carryforwards of approximately $6,390,000. The net change in the allowance account was an increase of approximately $21,000 and a decrease of approximately $2,100,000 for the years ended December 31, 2020 and 2019, respectively.

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

7.	CAPITAL STOCK

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with an aggregate stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of December 31, 2020.

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

As of December 31, 2020 and 2019, the Company had 6,196,893 shares of Series B Preferred Stock issued and outstanding. As of December 31, 2019, the Series B Preferred Stock had a liquidation preference of $61,969 and convertible into 6,196,893 shares of Common Stock.

As of December 31, 2020, the Company had reserved for issuance 860,000 shares of its Series B Preferred Stock in connection with Convertible Notes Payable.

Common Stock

The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 78,696,461 shares of its Common Stock at December 31, 2020 and 2019.

On February 3, 2015, the Board of Directors granted an aggregate of 2.3 million stock options to its executive management at an exercise price of $0.04 per share. The options have a five-year term and are fully vested on the date of grant. As of December 31, 2020, the options expired and are no longer issued and outstanding.

8.	COMMON STOCK OPTIONS

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

During the years ended December 31, 2020 and 2019, no stock options were granted by the Company.

The following is a summary of all Common Stock option activity during the year ended December 31, 2020 and 2019:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	2,300,000	$0.04
Options granted	-	-
Options forfeited	-	-
Options exercised	-	-
Outstanding at December 31, 2019	2,300,000	0.04
Options granted	-	-
Options forfeited	(2,300,000)	0.04
Options exercised	-	-
Outstanding at December 31, 2020	-	$-

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2019	2,300,000	$0.04
Exercisable at December 31, 2020	-	$-

 The following represents additional information related to Common Stock options outstanding and exercisable at December 31, 2020:

Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$-	-	-	$-

The options outstanding at December 31, 2019, expired unexercised during 2020.

During the year ended December 31, 2019, the Company’s stock options were fully vested.

9.	RELATED PARTY

In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for his services as Chief Executive Officer and $3,500 to Mr. Abrams for his services as a Director. Dr. Hirschman and Mr. Abrams waived his fees for services for the calendar year 2020.

During the year ended December 31, 2020, Dr. Hirschman received aggregate compensation of $3,500 of consulting fees for services as Chief Executive Officer. During the year ended December 31, 2019, Dr. Hirschman received aggregate compensation of $43,000 of consulting fees for services as Chief Executive Officer.

During the year ended December 31, 2019, Mr. Abrams received aggregate cash payments of $35,000 for services as a director of the Company. As of December 31, 2019, we owed Mr. Abrams $14,085 in accrued and unpaid consulting fees.

As of December 31, 2020 and 2019, we owed Mr. Abrams, a director of the Company, an aggregate of $166,251 and $150,968, respectively, for outstanding principal and accrued and unpaid interest due pursuant to certain Bridge Notes. There are no amounts due at December 31, 20210 and director services payments have been waived.

10.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that no subsequent events occurred that are reasonably likely to impact these financial statements.