Form 10-Q
period 2021-03-31
QUANTRX BIOMEDICAL CORP
filed 2021-05-17
CIK 820608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the issuer’s common stock as of May 17, 2021 was 78,696,461.

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$48,495	$55,428
Total Current Assets	48,495	55,428

Investments, net of impairment of $500,000	-	-
Total Assets	$48,495	$55,428

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$14,426	$16,312
Notes Payable	1,387,694	1,387,694
Notes Payable, accrued interest	916,307	866,226
Notes Payable, related party and accrued interest	170,121	166,251
Total Liabilities	2,488,548	2,436,483

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(52,173,984)	(52,114,986)
Total Stockholders’ Equity (Deficit)	(2,440,053)	(2,381,055)

Total Liabilities and Stockholders’ Equity (Deficit)	$48,495	$55,428

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Costs and Operating Expense:
Sales, general and administrative	$3,547	$3,900
Professional fees	1,500	1,000
Professional fees, related party	-	10,500
Total Costs and Operating Expenses	5,047	15,400

LOSS FROM OPERATIONS:	(5,047)	(15,400)

Other Income (Expense):
Interest Expense	(53,951)	(53,882)
Gain (loss) on forgiveness of accounts payable	-	24,610
Total Other Income (Expense), net	(53,951)	(29,272)

Profit (Loss) Before Taxes	(58,998)	(44,672)

Provision for Income Taxes	-	-

Net Profit (Loss)	$(58,998)	$(44,672)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,998)	$(44,672)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on forgiveness of accounts payable	-	(24,610)
(Increase) Decrease in:
Prepaid expense	-	7,000
Increase (Decrease) in:
Accounts Payable	(1,886)	(9,975)
Accrued interest	53,951	53,882
Net Cash Used by Operating Activities	(6,933)	(18,375)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(6,933)	(18,375)

Cash and Cash Equivalents, Beginning of Period	55,428	130,351

Cash and Cash Equivalents, End of Period	$48,495	$111,976

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

 The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total
For the three months ended March 31, 2020

BALANCE, January 1, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,862,252)	$(2,128,321)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(44,672)	(44,672

BALANCE, MARCH 30, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,906,924)	$(2,172,993)

For the three months ended March 31, 2021

BALANCE, January 1, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,114,986)	$(2,381,055)

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(58,998)	(58,998)

BALANCE, MARCH 31, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,173,984)	$(2,440,053)

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

Our principal business line consists of over-the-counter commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as maintaining established and continuing licensing relationships related to these products. We also own certain diagnostic testing technology (the “Diagnostic Business” and with the OTC Business, the “Businesses”) that is based on our lateral flow patents. Management believes this corporate structure permits us to more efficiently explore options to maximize the value of our products and intellectual property portfolio, with the objective of maximizing the value of the Businesses for the benefit of the Company and our shareholders.

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2021. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the three months ended March 31, 2021 and 2020, the Company had no stock compensation expense.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three months ended March 31, 2021 and 2020, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

For the three months ended March 31, 2021 and the three months ended March 31, 2020, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of March 31, 2021, the Company has no outstanding options, as all options expired in early 2020. As of March 31, 2021, the Company had outstanding warrants exercisable for 15,000,000 shares of its common stock $0.01 par value (“Common Stock”), and outstanding preferred stock, $0.01 par value (“Preferred Stock”) convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the three months ended March 31, 2021. At March 31, 2021, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of March 31, 2020, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of March 31, 2020, the Company had outstanding options exercisable for 2,300,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and outstanding Preferred Stock convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the three months ended March 31, 2020. At March 31, 2020, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of March 31, 2020, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

4.  INVESTMENTS

In December 2018, the Company acquired a 15% interest in Preprogen LLC pursuant to the Preprogen Transaction.  On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, the Company agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by us, and that we shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to us by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2019, we had fully impaired our investment in Preprogen.

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

6.  CONVERTIBLE NOTES PAYABLE

During the years 2014 to 2017, the Company issued a series of Bridge Notes (the “Bridge Notes”) in aggregate principal amount of $1,489,694. The Bridge Notes matured on various dates through 2018. The Bridge Notes are in default and bear interest rates ranging from 12% to 18%. As of March 31, 2021, the Bridge Notes are due and payable.

At March 31, 2021 and December 31, 2020, the Company’s Convertible Notes Payable are as follows:

	March 31, 2021	December 31, 2020
Notes Payable	$1,387,694	$1,387,694
Accrued Interest	$916,307	$866,226
Notes Payable, related party	$102,000	$102,000
Accrued Interest, related Party	$68,121	$64,251
Total Notes Payable	$2,474,122	$2,420,171

Notes Payable, Related Party.

As of March 31, 2021 and December 31, 2020, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $170,121 and $166,251, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes. The Bridge Notes held by Mr. Abrams are in default and bear interest rates ranging from 12% to 18%. As of March 31, 2021, the Bridge Notes are due and payable.

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

During the three months ended March 30, 2020, Mr. Abrams received payment of accrued consulting fees for services during 2019 in the amount of $14,085. Subsequent to March 30, 2020, Mr. Abrams did not receive or accrue new compensation as he has waived his compensation for services as a Director.

As of March 31, 2021 and December 31, 2020, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $170,121 and $166,251, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

8.  PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, of which 20,500,000 are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares had not been designated by the Company as of March 31, 2021.

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

As of March 31, 2021 and December 31, 2020, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock.

9.  COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock for issuance, of which 78,696,461 were issued and outstanding at each March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021 and 2020, there were no warrants issued by the Company. As of March 31, 2021, the Company has one warrant issued and outstanding, this warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the three months ended March 31, 2021 or 2020. As of March 31, 2021, the Company has no options issued and outstanding.

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

Our principal business line consists of over-the-counter commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as maintaining established and continuing licensing relationships related to the OTC Business. We also own certain diagnostic testing technology (the “Diagnostic Business”, and with the OTC Business, the “Businesses”) that is based on our lateral flow patents. Management believes this corporate structure permits us to more efficiently explore options to maximize the value of the Businesses, with the objective of maximizing the value of the Businesses for the benefit of the Company and our shareholders.

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in the Annual Report on Form 10-K, filed on April 15, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020.

The Company did not generate any revenue during the three months ended March 31, 2021 or the three months ended March 31, 2020. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended March 31, 2021 and 2020 was $3,547 and $3,900, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The decrease in sales, general and administrative expense for the three months ended March 31, 2021 is principally due to lower costs for maintenance of intellectual property.

Professional fees for the three months ended March 31, 2021 and 2020 were $1,500 and $1,000, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase in professional fees for the three months ended March 31, 2020 relate to higher legal expenses in the 2021 period compared to the 2020 period.

Professional fees, related party for the three months ended March 31, 2021 and 2020 were $0 and $10,500, respectively. The decrease in these professional fees relate to lower fees paid Dr. Hirschman services to the Company, as Dr. Hirschman waived consulting fees effective April 1, 2020, and Mr. Abrams has waived consulting fees effective January 1, 2020.

The Company did not incur any research and development costs during the three months ended March 31, 2021 or 2020. The Company did not engage in any research and development efforts in the 2020 period, nor does the Company expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended March 31, 2021 and 2020 was $53,951 and $53,882, respectively.  The increase in interest expense in the 2020 periods compared to the 2021 periods is slightly higher due to timing.

During the three months ended March 31, 2020, the Company recorded a gain on forgiveness of accounts payable in aggregate amount of $24,610 resulting from one of the Company’s vendors forgiving its fees due for professional services incurred through December 31, 2019.

During the three months ended March 31, 2021, the Company recorded net loss of $58,998 compared to net loss for the three months ended March 31, 2020 of $44,672. The increase in net loss during the 2021 periods is primarily due to the gain recorded in the 2020 period and overall lower expenses during the 2021 period, as discussed above.

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

Liquidity and Capital Resources

At March 31, 2021, the Company had cash and cash equivalents of $48,495 as compared to $55,428 at December 31, 2020.

The Company had cash and cash equivalents of $111,976 at March 31, 2020. The decrease in cash and cash equivalents between the 2021 and 2020 periods of approximately $63,481 is primarily attributable to cash used for operations in the 2020 and 2021 periods.

During the three months ended March 31, 2021, the Company used $6,933 for operating activities, compared to $18,375 used during the three months ended March 31, 2020. The net overall decrease in cash used for operating activities during the three months ended March 31, 2021 is attributable primarily to decreased operating expenses in the in the 2021 period.

The Company has not generated sufficient revenue from operations to meet its operating expense. The Company requires additional funding to complete the development and launch of its over-the-counter products, or to otherwise capitalize on its PAD technology. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing shares of its Common Stock, options and warrants for certain operating costs, including consulting and professional fees. In addition, in the fiscal year ended December 31, 2018, the Company received a large cash payment from Preprogen as consideration for the sale and transfer of certain assets.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At March 31, 2021 and December 31, 2020, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on April 15, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2021, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: May 17, 2021	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer