Form 10-Q
period 2021-06-30
QUANTRX BIOMEDICAL CORP
filed 2021-08-16
CIK 820608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The number of shares outstanding of the issuer’s common stock as of August 16, 2021 was 78,696,461.

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

ITEM 1. Financial Statements

QUANTRX BIOMEDICAL CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$27,756	$55,428
Total Current Assets	27,756	55,428

Investments, net of impairment of $500,000	-	-
Total Assets	$27,756	$55,428

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$16,919	$16,312
Notes Payable	1,387,694	1,387,694
Accrued interest on notes payable	966,379	866,226
Notes Payable, related party and accrued interest	173,807	166,251
Total Liabilities	2,544,799	2,436,483

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(52,250,974)	(52,114,986)
Total Stockholders’ Equity (Deficit)	(2,517,043)	(2,381,055)

Total Liabilities and Stockholders’ Equity (Deficit)	$27,756	$55,428

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Costs and Operating Expense:
Sales, general and administrative	$3,100	$2,989	$6,647	$6,889
Professional fees	20,131	22,451	21,631	23,451
Professional fees, related party	-	-	-	10,500
Total Costs and Operating Expenses	23,231	25,440	28,278	40,840

LOSS FROM OPERATIONS:	(23,231)	(25,440)	(28,278)	(40,840)

Other Income (Expense):
Interest Expense	(53,759)	(53,891)	(107,710)	(107,773)
Gain (loss) on forgiveness of accounts payable	-	-	-	24,610
Total Other Income (Expense), net	(53,759)	(53,891)	(107,710)	(83,163)

Profit (Loss) Before Taxes	(76,990)	(79,331)	(135,988)	(124,003)

Provision for Income Taxes	-	-	-	-

Net Profit (Loss)	$(76,990)	$(79,331)	$(135,988)	$(124,003)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(135,988)	$(124,003)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on forgiveness of accounts payable	-	(24,610)
(Increase) Decrease in:
Prepaid expense	-	7,000
Increase (Decrease) in:
Accounts Payable	607	(13,099)
Accrued interest	107,709	107,773
Net Cash Used by Operating Activities	(27,672)	(46,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(27,672)	(46,939)

Cash and Cash Equivalents, Beginning of Period	55,428	130,351

Cash and Cash Equivalents, End of Period	$27,756	$83,412

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total
For the three months ended June 30, 2020
BALANCE, April 1, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(51,906,924)	(2,172,993)
Net loss for the three months ended June 30, 2020							(79,331)	(79,331)
BALANCE, June 30, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,986,255)	$(2,252,324)

For the six months ended June 30, 2020
BALANCE, January 1, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(51,862,252)	(2,128,321)
Net loss for the six months ended June 30, 2020	-	-	-	-	-	-	(124,003)	(124,003)
BALANCE, June 30, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,986,255)	$(2,252,324)

For the three months ended June 30, 2021
BALANCE, April 1, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(52,173,984)	(2,440,053)
Net loss for the three months ended June 30, 2021							(76,990)	(76,990)
BALANCE, June 30, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,250,974)	$(2,517,043)

For the six months ended June 30, 2021
BALANCE, January 1, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(52,114,986)	(2,381,055)
Net loss for the six months ended June 30, 2021	-	-	-	-	-	-	(135,988)	(135,988)
BALANCE, June 30, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,250,974)	$(2,517,043)

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2021. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Accounting for Share-Based Payments.

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the three and six months ended June 30, 2021 and 2020, the Company had no stock compensation expense.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three and six months ended June 30, 2021 and 2020, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

For the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of June 30, 2021, the Company has no outstanding options, as all options expired in 2020. As of June 30, 2021, the Company had outstanding warrants exercisable for 15,000,000 shares of its common stock $0.01 par value (“Common Stock”), and outstanding preferred stock, $0.01 par value (“Preferred Stock”) convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the six months ended June 30, 2021. At June 30, 2021, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of June 30, 2020, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of June 30, 2020, the Company had outstanding options exercisable for 2,300,000 shares of its Common Stock, outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and outstanding Preferred Stock convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the six months ended June 30, 2020. At June 30, 2020, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of June 30, 2020, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

4. INVESTMENTS

In December 2018, the Company acquired a 15 interest in Preprogen LLC pursuant to the Preprogen Transaction. On October 8, 2018, the Preprogen Agreement was amended to provide for, among other things, the release of funds held in escrow related to the manufacture of the miniform pads (the “Preprogen Amendment”), which resulted in both parties receiving $200,583 in cash. As consideration for the Preprogen Amendment, the Company agreed to pay Preprogen a royalty of 5% from the sale of all over-the-counter miniform products; provided, however, that such royalty payments shall terminate when Preprogen has received $200,000 in aggregate consideration from the royalties paid by us, and that we shall be entitled to offset such royalty payments due and payable to Preprogen by amounts equal to certain other payments otherwise due and payable to us by Preprogen pursuant to the terms of the Preprogen Agreement. At December 31, 2019, we had fully impaired our investment in Preprogen.

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

6. CONVERTIBLE NOTES PAYABLE

During the years 2014 to 2017, the Company issued a series of Bridge Notes (the “Bridge Notes”) in aggregate principal amount of $1,489,694. The Bridge Notes matured on various dates through 2018. The Bridge Notes are in default and bear interest rates ranging from 12% to 18%. As of June 30, 2021, the Bridge Notes are due and payable.

At June 30, 2021 and December 31, 2020, the Company’s Convertible Notes Payable are as follows:

	June 30, 2021	December 31, 2020
Notes Payable	$1,387,694	$1,387,694
Accrued Interest	$966,379	$866,226
Notes Payable, related party	$102,000	$102,000
Accrued Interest, related Party	$71,807	$64,251
Total Notes Payable	$2,527,880	$2,420,171

Notes Payable, Related Party.

As of June 30, 2021 and December 31, 2020, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $173,807 and $166,251, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes. The Bridge Notes held by Mr. Abrams are in default and bear interest rates ranging from 12% to 18%. As of June 30, 2021, the Bridge Notes are due and payable.

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

During the six months ended June 30, 2020, Mr. Abrams received payment of accrued consulting fees for services during 2019 in the amount of $14,085. Subsequent to June 30, 2020, Mr. Abrams did not receive or accrue new compensation as he has waived his compensation for services as a Director.

As of June 30, 2021 and December 31, 2020, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $173,807 and $166,251, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

8. PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, of which 20,500,000 are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares had not been designated by the Company as of June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock.

9. COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock for issuance, of which 78,696,461 were issued and outstanding at each June 30, 2021 and December 31, 2020.

During the six months ended June 30, 2021 and 2020, there were no warrants issued by the Company. As of June 30, 2021, the Company has one warrant issued and outstanding, this warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan. The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the six months ended June 30, 2021 or 2020. As of June 30, 2021, the Company has no options issued and outstanding.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 to the Three and Six Months Ended June 30, 2020.

The Company did not generate any revenue during the three and six months ended June 30, 2021 or the three and six months ended June 30, 2020. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended June 30, 2021 and 2020 was $3,100 and $2,989, respectively. Sales, general and administrative expense for the six months ended June 30, 2021 and 2020 was $6,647 and $6,889, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The increase in the 2021 three months and the decrease in the 2021 six months is due to decrease from the 2020 six months in sales, general and administrative expense is principally due to fluctuations in costs for maintenance of intellectual property.

Professional fees for the three months ended June 30, 2021 and 2020 were $20,131 and $22,451, respectively. Professional fees for the six months ended June 30, 2021 and 2020 were $21,631 and $23,451, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease in professional fees for the three and six months ended June 30, 2021 relate lower legal expenses in the 2021 period compared to the 2020 period.

Professional fees, related party for the three months ended June 30, 2021 and 2020 were $0 and $0, respectively. Professional fees, related party for the six months ended June 30, 2021 and 2020 were $0 and $10,500, respectively. The decrease in these professional fees relate to lower fees paid Dr. Hirschman services to the Company, as Dr. Hirschman waived consulting fees effective April 1, 2020, and Mr. Abrams has waived consulting effective January 1, 2020.

The Company did not incur any research and development costs during the three or six months ended June 30, 2021 or 2020. The Company did not engage in any research and development efforts in the 2020 period, nor does the Company expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended June 30, 2021 and 2020 was $53,759 and $53,891, respectively. Interest expense for the six months ended June 30, 2021 and 2020 was $107,710 and $107,773, respectively. The increase in interest expense in the 2020 periods compared to the 2021 periods is slightly higher due to timing.

During the three months ended June 30, 2020, the Company recorded a gain on forgiveness of accounts payable in aggregate amount of $24,610 resulting from one of the Company’s vendors forgiving its fees due for professional services incurred through December 31, 2019.

During the three months ended June 30, 2021, the Company recorded net loss of $76,990 compared to net loss for the three months ended June 30, 2020 of $79,331. During the six months ended June 30, 2021, the Company recorded net loss of $135,988 compared to net loss for the six months ended June 30, 2020 of $124,003 The decrease in net loss during the three months ended June 30, 2021 is due primarily to lower expenses in the 2021 period. The increase in net loss during the three and six month periods in 2021is primarily due to the gain recorded in the 2020 period and overall lower expenses during the 2021 period, as discussed above.

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

Liquidity and Capital Resources

At June 30, 2021, the Company had cash and cash equivalents of $27,756 as compared to $55,428 at December 31, 2020.

The Company had cash and cash equivalents of $83,412 at June 30, 2020. The decrease in cash and cash equivalents between the 2021 and 2020 periods of approximately $55,656 is primarily attributable to cash used for operations in the 2020 and 2021 periods.

During the six months ended June 30, 2021, the Company used $27,672 for operating activities, compared to $46,939 used during the three months ended June 30, 2020. The net overall decrease in cash used for operating activities during the six months ended June 30, 2021 is attributable primarily to decreased operating expenses in the in the 2021 period.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At June 30, 2021 and December 31, 2020, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on April 15, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2021, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: August 16, 2021	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer

