Form 10-Q
period 2021-09-30
QUANTRX BIOMEDICAL CORP
filed 2021-11-16
CIK 820608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the issuer’s common stock as of November 15, 2021 was 78,696,461.

TABLE OF CONTENTS

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

-ii-

ITEM 1.  Financial Statements

QUANTRX BIOMEDICAL CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,051	$55,428
Total Current Assets	21,051	55,428

Investments, net of impairment of $500,000	-	-
Total Assets	$21,051	$55,428

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$18,754	$16,312
Notes Payable	1,387,694	1,387,694
Accrued interest on notes payable	1,017,012	866,226
Notes Payable, related party and accrued interest	177,649	166,251
Total Liabilities	2,601,109	2,436,483

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(52,313,989)	(52,114,986)
Total Stockholders’ Equity (Deficit)	(2,580,058)	(2,381,055)

Total Liabilities and Stockholders’ Equity (Deficit)	$21,051	$55,428

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Costs and Operating Expense:
Sales, general and administrative	$2,810	$1,908	$9,457	$8,797
Professional fees	5,732	8,784	27,363	32,235
Professional fees, related party	-	-	-	10,500
Total Costs and Operating Expenses	8,542	10,692	36,820	51,532

LOSS FROM OPERATIONS:	(8,542)	(10,692)	(36,820)	(51,532)

Other Income (Expense):
Interest Expense	(54,473)	(54,474)	(162,183)	(162,247)
Gain (loss) on forgiveness of accounts payable	-	-	-	24,610
Total Other Income (Expense), net	(54,473)	(54,474)	(162,183)	(137,637)

Profit (Loss) Before Taxes	(63,015)	(65,166)	(199,003)	(189,169)

Provision for Income Taxes	-	-	-	-

Net Profit (Loss)	$(63,015)	$(65,166)	$(199,003)	$(189,169)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(199,003)	$(189,169)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on forgiveness of accounts payable	-	(24,610)
(Increase) Decrease in:
Prepaid expense	-	7,000
Increase (Decrease) in:
Accounts Payable	2,442	(24,553)
Accrued interest	162,184	162,247
Net Cash Used by Operating Activities	(34,377)	(69,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(34,377)	(69,085)

Cash and Cash Equivalents, Beginning of Period	55,428	130,351

Cash and Cash Equivalents, End of Period	$21,051	$61,266

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total
For the three months ended September 30, 2020
BALANCE, July 1, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(51,986,255)	(2,172,993)
Net loss for the three months ended September 30, 2020							(65,166)	(65,166)
BALANCE, September 30, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,051,421)	$(2,317,490)

For the nine months ended September 30, 2020
BALANCE, January 1, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(51,862,252)	(2,128,321)
Net loss for the nine months ended September 30, 2020	-	-	-	-	-	-	(189,169)	(189,169)
BALANCE, September 30, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,051,421)	$(2,317,490)

For the three months ended September 30, 2021
BALANCE, July 1, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(52,250,974)	(2,517,043)
Net loss for the three months ended September 30, 2021							(63,015)	(63,015)
BALANCE, September 30, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,313,989)	$(2,580,058)

For the nine months ended September 30, 2021
BALANCE, January 1, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(52,114,986)	(2,381,055)
Net loss for the nine months ended September 30, 2021	-	-	-	-	-	-	(199,003)	(199,003)
BALANCE, September 30, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,313,989)	$(2,580,058)

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

Our principal business line consists of over-the-counter commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as maintaining established and continuing licensing relationships related to these products. We also own certain diagnostic testing technology (the “Diagnostic Business”, and collectively with the OTC Business, the "Business") that is based on our lateral flow patents. Management believes this corporate structure permits us to more efficiently explore options to maximize the value of our products and intellectual property portfolio, with the objective of maximizing the value of the Businesses for the benefit of the Company and our shareholders.

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2021. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Accounting for Share-Based Payments.  The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the three and nine months ended September 30, 2021 and 2020, the Company had no stock compensation expense.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three and nine months ended September 30, 2021 and 2020, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

For the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of September 30, 2021, the Company has no outstanding options, as all options expired in 2020. As of September 30, 2021, the Company had outstanding warrants exercisable for 15,000,000 shares of its common stock $0.01 par value (“Common Stock”), and outstanding preferred stock, $0.01 par value (“Preferred Stock”) convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the nine months ended September 30, 2021. At September 30, 2021, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of September 30, 2020, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

As of September 30, 2020, the Company had no outstanding options. As of September 30, 2020, the Company had outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and outstanding Preferred Stock convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the nine months ended September 30, 2020. At September 30, 2020, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, convertible into 860,000 shares of its Common Stock. As of September 30, 2020, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

6.  CONVERTIBLE NOTES PAYABLE

During the years 2014 to 2017, the Company issued a series of Bridge Notes (the “Bridge Notes”) in aggregate principal amount of $1,489,694. The Bridge Notes matured on various dates through 2018. The Bridge Notes are in default and bear interest rates ranging from 12% to 18%. As of September 30, 2021, the Bridge Notes are due and payable.

At September 30, 2021 and December 31, 2020, the Company’s Convertible Notes Payable are as follows:

	September 30, 2021	December 31, 2020
Notes Payable	$1,387,694	$1,387,694
Accrued Interest	$1,017,012	$866,226
Notes Payable, related party	$102,000	$102,000
Accrued Interest, related Party	$75,649	$64,251
Total Notes Payable	$2,582,355	$2,420,171

Notes Payable, Related Party.

As of September 30, 2021 and December 31, 2020, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $177,649 and $166,251, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes. The Bridge Notes held by Mr. Abrams are in default and bear interest rates ranging from 12% to 18%. As of September 30, 2021, the Bridge Notes are due and payable.

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

During the nine months ended September 30, 2020, Mr. Abrams received payment of accrued consulting fees for services during 2019 in the amount of $14,085. Subsequent to September 30, 2020, Mr. Abrams did not receive or accrue new compensation as he has waived his compensation for services as a Director.

As of September 30, 2021 and December 31, 2020, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $177,649 and $166,251, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

8.  PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, of which 20,500,000 are designated as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares had not been designated by the Company as of September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock.

9.  COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock for issuance, of which 78,696,461 were issued and outstanding at each September 30, 2021 and December 31, 2020.

During the nine months ended September 30, 2021 and 2020, there were no warrants issued by the Company. As of September 30, 2021, the Company has one warrant issued and outstanding, this warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan.  The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the nine months ended September 30, 2021 or 2020. As of September 30, 2021, the Company has no options issued and outstanding.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 to the Three and Nine Months Ended September 30, 2020.

The Company did not generate any revenue during the three and nine months ended September 30, 2021 or the three and nine months ended September 30, 2020. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended September 30, 2021 and 2020 was $2,810 and $1,908, respectively. Sales, general and administrative expense for the nine months ended September 30, 2021 and 2020 was $9,457 and $8,797, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s reporting requirements to the Securities and Exchange Commission (the “SEC”). The increase in the 2021 three and nine months are due primarily to increased costs by the Company’s stock transfer agent.

Professional fees for the three months ended September 30, 2021 and 2020 were $5,732 and $8,874, respectively. Professional fees for the nine months ended September 30, 2021 and 2020 were $27,363 and $32,235, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease in professional fees for the three and nine months ended September 30, 2021 relate to lower legal expenses in the 2021 period compared to the 2020 period.

Professional fees, related party for the three months ended September 30, 2021 and 2020 were $0 and $0, respectively. Professional fees, related party for the nine months ended September 30, 2021 and 2020 were $0 and $10,500, respectively. The decrease in these professional fees relate to lower fees paid to Dr. Hirschman for services to the Company, as Dr. Hirschman waived consulting fees effective April 1, 2020, and Mr. Abrams has waived consulting fees effective January 1, 2020.

The Company did not incur any research and development costs during the three or nine months ended September 30, 2021 or 2020. The Company did not engage in any research and development efforts in the 2020 period, nor does the Company expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended September 30, 2021 and 2020 was $54,473 and $54,474, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 was $162,183 and $162,247, respectively.  The decrease in interest expense during the three months ended September 30, 2021 is due to timing. The decrease in interest expense in the nine months ended September 30, 2021 is due to interest on insurance financing during the 2020 period.

During the nine months ended September 30, 2020, the Company recorded a gain on forgiveness of accounts payable in aggregate amount of $24,610 resulting from one of the Company’s vendors forgiving its fees due for professional services incurred through December 31, 2019.

During the three months ended September 30, 2021, the Company recorded net loss of $63,015 compared to net loss for the three months ended September 30, 2020 of $65,166. During the nine months ended September 30, 2021, the Company recorded net loss of $199,003 compared to net loss for the nine months ended September 30, 2020 of $189,169 The decrease in net loss during the three months ended September 30, 2021 is due primarily to lower expenses in the 2021 period. The increase in net loss during the nine month periods in 2021 is primarily due to the gain recorded in the 2020 period and overall lower expenses during the 2021 period, as discussed above.

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

Liquidity and Capital Resources

At September 30, 2021, the Company had cash and cash equivalents of $21,051 as compared to $55,428 at December 31, 2020.

The Company had cash and cash equivalents of $61,266 at September 30, 2020. The decrease in cash and cash equivalents between the 2021 and 2020 periods of approximately $40,215 is primarily attributable to cash used for operations in the 2020 and 2021 periods.

During the nine months ended September 30, 2021, the Company used $34,377 for operating activities, compared to $69,085 used during the nine months ended September 30, 2020. The net overall decrease in cash used for operating activities during the nine months ended September 30, 2021 is attributable primarily to decreased operating expenses in the in the 2021 period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on April 15, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2021, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2021	/s/ Shalom Hirschman
Shalom Hirschman Principal Executive, Financial and Accounting Officer