Form 10-K
period 2021-12-31
QUANTRX BIOMEDICAL CORP
filed 2022-04-15
CIK 820608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code (212) 980-2235

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021): $1,030,924

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2022: 78,696,491shares.

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

Our principal business line consists of our over-the-counter products, which includes commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as maintaining established and continuing licensing relationships related to the OTC Business. We also own certain diagnostic testing technology that is based on our lateral flow patents (the “Diagnostics Business”, and collectively with the OTC Business, the “Business”). Management believes this corporate structure permits us to more efficiently explore options to maximize the value of the Businesses, with the objective of maximizing the value of the Businesses for the benefit of the Company and our shareholders.

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

Intellectual Property Rights and Patents

As of December 31, 2021, we had nine (9) patents issued and five (5) licensed patents. Our issued patents expire between 2022 and 2030; however, we may obtain continuations, which would extend the rights granted under our issued patents, and additional patents to cover technology in development. We also have four (4) registered U.S. and foreign trademarks.

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

Licensing, Distribution and Development Agreements

As noted above, on December 15, 2017, we entered into an agreement with Preprogen, which was subsequently amended on October 8, 2018, pursuant to which we agreed to the sale, assignment, and license-back of certain of our assets, including rights to use the intellectual property transferred to Preprogen necessary to the development, manufacture, marketing and sale of our over-the-counter miniform products for the feminine hygiene and hemorrhoid treatment markets.

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

Research and Development Activities

We did not engage in any research and development efforts during the years ended December 31, 2021 and 2020, nor do we expect to engage in any research and development activity until funding is secured and we develop a plan to commercialize our products.

Employees

As of December 31, 2021, we had no employees, and two part-time consultants providing services to the Company in order to maintain the Company as a going concern and to protect our intellectual property portfolio and other assets.

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

As of the year ended December 31, 2021, we had an accumulated deficit of $52,375,028. Our losses resulted principally from general and administrative costs relating to our operations. Currently, we are not generating any revenue from operations, and we expect to incur sizeable and increasing losses in 2022. Historically, we have financed our operations with the proceeds from issuances of equity and debt securities, including, most recently, issuances of promissory notes. In the past, we also provided for our cash needs by issuing shares of our Common Stock, options and warrants as payment for certain operating costs, including consulting and professional fees, as well as divesting our minority equity interests and equity-linked investments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We did not maintain a corporate headquarters during the years ended December 31, 2021 or 2020, nor do we have any further obligation under any prior lease agreements. We currently plan to transfer operations to a new facility pending obtaining financing to re-commence operations.

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

	High	Low
Year ended December 31, 2021
Fourth Quarter	$0.024	$0.005
Third Quarter	$0.020	$0.011
Second Quarter	$0.017	$0.010
First Quarter	$0.016	$0.008

Year ended December 31, 2020
Fourth Quarter	$0.010	$0.004
Third Quarter	$0.009	$0.004
Second Quarter	$0.013	$0.003
First Quarter	$0.004	$0.002

Stockholders

As of March 31, 2022, there were approximately 259 shareholders of record of our Common Stock, one of which was Cede & Co., a nominee for the Depository Trust Company (“DTC”). Shares of Common Stock that are held by financial institutions, as nominees for beneficial owners, are deposited into principal accounts at the DTC and are considered to be held of record by Cede & Co. as one stockholder.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year ended December 31, 2021 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have developed and intend to commercialize our patented miniform pads and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs (the “OTC Business”). We are also developing genomic diagnostics for the laboratory market, based on our lateral flow patents (the “Diagnostics Business”, and collectively with the OTC Business, the “Business”). Our platforms include: inSync®, UniqueTM, and OEM branded over-the-counter and laboratory testing products based on our core intellectual property related to our PAD technology.

The continuation of our operations remains contingent upon the receipt of additional financing required to execute our business and operating plan, which is currently focused on the commercialization of our PAD technology either directly or through a joint venture or other relationship intended to increase shareholder value. In the interim, we have nominal operations, focused principally on maintaining our intellectual property portfolio and maintaining compliance with the public company reporting requirements. In order to continue as a going concern, we will need to raise capital, which may include the issuance of debt and/or equity securities. No assurances can be given that we will be able to obtain financing on terms favorable to us, if at all, or otherwise successfully develop a business and operating plan, or enter into an alternative relationship to commercialize our PAD technology.

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

Our Results of Operations

We did not generate any revenue during the years ended December 31, 2021 or 2020. The absence of revenue is due to no royalty revenue attributable to our PAD technology received during the 2021 and 2020 periods. Management does not anticipate that we will generate any revenue until such time as we develop a plan to commercialize our over-the-counter products, which is contingent on the receipt of financing.

Total costs and operating expense for the years ended December 31, 2021 and 2020 were $43,383 and $60,624, respectively. Highlights of the major components of our results of operations are detailed and discussed below:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Sales, general and administrative	$12,333	$12,726
Professional fees	$31,050	$37,398
Professional fees, related party	$-	$10,500
Total operating expenses	$43,383	$60,624

Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with our reporting requirements to the Securities and Exchange Commission (the “SEC”). The decrease in sales, general and administrative expense in the year ended December 31, 2021 compared to the year ended December 31, 2020 is principally attributable to lower costs incurred during the 2021 period for intellectual property expenses.

Professional fees include the costs of legal, consulting and auditing services provided to us, each of which were lower in the 2021 period, as compared to the 2020 period. The period over period decrease is due to lower costs of legal fees during the 2021 period due to the lower legal and audit fees compared to the 2020 period.

Professional fees, related party include the costs of consulting fees paid to Dr. Hirschman and Mr. Abrams for their services provided to the Company. During the year ended December 31, 2021, professional fees, related party were lower compared to the 2020 period due to a Dr. Hirschman and Mr. Abrams waiving consulting fees during the 2021 period.

We did not incur any research and development costs during the years ended December 31, 2021 or 2020 and did not engage in any research and development efforts in the 2021 or 2020 periods. The Company does not expect to engage in any research and development activity until funding is secured and we develop a plan to commercialize our products.

Other income and expense for the years ended December 31, 2021 and 2020 includes expense of $216,659 and expense of $192,110, respectively. Highlights of the major components of other income and expense related to our results of operations are detailed and discussed below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest expense	$(216,659)	$(216,720)
Gain on settlement of accounts payable	$-	$24,610
Total other income and (expense)	$(216,659)	$(192,110)

During the year ended December 31, 2021, interest expense decreased to $216,659 from $216,720 for the 2020 period. The decrease in interest expense in the 2021 period compared to the 2020 period is primarily due to one additional day of interest in 2020 compared to 2021.

During the year ended December 31, 2020, we recorded a net gain on the settlement of accounts payable of $24,610.

Net loss for the 2021 period was $260,042, compared to a net loss of $252,734 reported for the 2020 period. The decrease in net loss in the 2020 period is directly attributable to expenses described above, partially offset by the gain on settlement of accounts payable in the 2020 period.

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

Liquidity and Capital Resources

At December 31, 2021, we had cash and cash equivalents of $5,950, as compared to $55,428 at December 31, 2020. At December 31, 2021, we had negative working capital of $2,641,097 and an accumulated deficit of $52,375,028.

During the years ended December 31, 2021 and 2020, we made aggregate cash payments of $0 and $3,500, respectively, to certain officers of the Company and to a consultant for services provided to the Company.

During the year ended December 31, 2021, cash used for operating activities was $49,478, compared to $74,923 during the year ended December 31, 2020. The net overall decrease in cash used for operating activities during the year ended December 31, 2021, is attributable to losses incurred in the period.

Cash provided by investing activities during the year ended December 31, 2021 and 2020 was $0 and $0, respectively.

Cash used by financing activities during the year ended December 31, 2021 and 2020 was $0 and $0, respectively.

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

Transactions with Related Parties

During the years ended December 31, 2021 and 2020, Dr. Hirschman received aggregate compensation of $0, and $3,500, respectively, for his services as Chief Executive Officer of the Company. In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for services as Chief Executive Officer, including a prepaid advance of $7,000 to that was applied to services performed during 2020. In April 2020, Dr. Hirschman waived his service fees for the 2021 and 2020 calendar years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited balance sheets for the years ended December 31, 2021 and 2020 and audited statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2021 and 2020 are included immediately following the signature page to this Annual Report, beginning on page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Based on this evaluation, and in light of the material weaknesses in internal controls over financial reporting described below, our Chief Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Our Chief Executive Officer/Principal Accounting Officer assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the U.S. as of December 31, 2021. In conducting its assessment, our Chief Executive Officer/Principal Accounting Officer used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—2013 Integrated Framework. Based on this assessment, our Chief Executive Officer/Principal Accounting Officer concluded that, as of December 31, 2021 our internal control over financial reporting was not effective based on those criteria due to the material weakness in our entity level control environment described in the 2021 Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors:

Directors and Executive Officers	Age	Position
Shalom Hirschman	85	Chief Executive Officer, Principal Accounting Officer and Chair of the Board
Michael Abrams	52	Director

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

Michael S. Abrams was appointed to our Board of Directors in March 2012. Mr. Abrams served as the Chief Financial Officer and as a director of FitLife Brands, Inc., a publicly traded company, from 2010 until early 2019. Mr. Abrams served as the Chief Financial Officer of RiseIT solutions from February 2019 to May 2021, where he led a restructuring and turnaround effort to avoid imminent bankruptcy and return the company to growth and profitability.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

During the years ended December 31, 2021 and 2020, our Chief Executive Officer and Principal Accounting Officer, Dr. Hirschman, was our only executive officer and was the only individual considered to be a Named Executive Officer.

The following table sets forth information concerning the compensation paid to Dr. Hirschman during the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)		Warrants/ Option Awards ($)		All Other Compensation ($)		Total ($)

Shalom Hirschman	2021	$-	$		$		$		$-
Chief Executive Officer, Principal Accounting Officer and Chair of the Board	2020	$3,500		$-		$-		$-	$3,500

During the years ended December 31, 2021 and 2020, Dr. Hirschman received aggregate compensation of $0, and $3,500, respectively, for his services as Chief Executive Officer of the Company. In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for services as Chief Executive Officer, including a prepaid advance of $7,000 to that was applied to services performed during 2020. In April 2020, Dr. Hirschman waived his service fees for the 2021 and 2020 calendar years.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

None	-	-	-	$-

Director Compensation

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($)	All Other Compensation ($)	Total ($)

Michael Abrams	2021	$-	$-	$-	$-	$-
Director	2020	$-	$-	$-	$-	$-

During the years ended December 31, 2021 and 2020, Mr. Abrams waived his consulting fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information as of March 31, 2022, concerning the ownership of shares of our Series B Preferred and Common Stock by (i) each stockholder of the Company known by us to be the beneficial owner of more than 5% of the outstanding shares of Series B Preferred and Common Stock, (ii) each current member of our Board of Directors, and (iii) each Executive Officer of the Company named in the Summary Compensation Table appearing under “Executive Compensation” above.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13(d)(3) of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of March 31, 2022 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

Beneficial Ownership of our Series B Preferred

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of March 31, 2022	Percentage of Class (2)

5% Beneficial Owners
Jason Adelman	3,085,336	50.0%
Barlett Family Trust utd 05/05/99	612,850	10.0%
Kate Weiner Revocable Trust	412,856	6.7%
Robert F. Hussey	350,572	5.7%
Robert J. and Sandra S. Nebrosky Living Trust	346,684	5.6%

(1)	Our officers and directors do not own any shares of our Series B Preferred, and have therefore been excluded from this table.
(2)	As of March 31, 2022, there are 6,196,893 shares of Series B Preferred Stock issued and outstanding, and 860,000 shares reserved for issuance.

Beneficial Ownership of our Common Stock

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership as of March 31, 2022	Percentage of Class (2)

Officers and Directors
Shalom Hirschman	2,050,000	2.60%
Chief Executive Officer
Michael Abrams (3)	1,026,945	1.30%
Director
Total Officers and Directors as a Group	3,076,945	3.90%
(2 persons)

5% Beneficial Owners
Jason T. Adelman (4)	5,979,222	7.6%
c/o Cipher Capital Partners LLC
1251 Avenue of Americas, Suite 936
New York, NY 10020
Matthew Balk (5)	5,696,780	7.24%
50 North 5th Street, Apt. 5GE
Brooklyn, NY 11249

(1)	Unless indicated otherwise, the address of each person listed in the table is: c/o QuantRx Biomedical Corporation, 10190 SW 90th Avenue, Tualatin, Oregon 97062.

(2)	The percentage of beneficial ownership of Common Stock is based on 78,696,461 shares of Common Stock outstanding as of March 31, 2022 and excludes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock or conversion of any Common Stock equivalents, other than the shares of Common Stock issuable upon the exercise of options or warrants to purchase Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of March 31, 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the years ended December 31, 2021 and 2020, Dr. Hirschman received aggregate compensation of $0, and $3,500, respectively, for his services as Chief Executive Officer of the Company. In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for services as Chief Executive Officer, including a prepaid advance of $7,000 to that was applied to services performed during 2020. In April 2020, Dr. Hirschman waived his service fees for the 2021 and 2020 calendar years.

During the year ended December 31, 2020, we paid Dr. Hirschman $3,500 of consulting fees for services as Chief Executive Officer. Dr. Hirschman waived ongoing fees during the 2021 and 2020 calendar year.

Director Independence

We have determined that none of our directors were independent as of December 31, 2021, as determined under Rule 10A-3(b)(1) of the Exchange Act adopted pursuant to the Sarbanes-Oxley Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Fruci & Associates II, PLLC (“Fruci II”), our independent registered public accounting firm for the years ended December 31, 2021 and 2020, for the audit of our annual financial statements and the reviews of financial statements for years 2021 and 2020 were $18,250 and $22,750, respectively.

Audit-Related Fees

During the years ended December 31, 2021 and 2020, no assurance or related services were performed by Fruci II that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended December 31, 2021 and 2020, no fees were billed by Fruci II for tax compliance, tax advice or tax planning services.

All Other Fees

During the years ended December 31, 2021 and 2020, no fees were billed by Fruci II other than the fees set forth under the captions “Audit Fees” above.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(F)	The following documents are filed as part of this report:

F.	Financial Statements

2. Financial Statement Schedules.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Form 10-KSB filed on April 16, 2001).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated November 30, 2005 (incorporated by reference to Exhibit 3.2 filed with Form 10-KSB on March 31, 2006).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 filed with Form 10KSB40/A filed on September 23, 1999).
3.4	Certificate of Amendment to the Bylaws of the Company dated December 2, 2005 (incorporated by reference to Exhibit 3.4 filed with Form 10-KSB on March 31, 2006).
3.5	Certificate of Amendment to the Articles of Incorporation dated January 25, 2010 (incorporated by reference to Exhibit 3.5 filed with Form 10-K on April 14, 2014).
3.6	Certificate of Withdrawal of the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock, dated November 19, 2010 (incorporated by reference to Exhibit 3.6 filed with Form 10-K on April 14, 2014).
3.7	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 filed with Form 10-K on April 14, 2011).
4.1	Form of Warrant to Purchase Shares of Common Stock of QuantRx Biomedical Corporation, dated October 2007 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 24, 2007).
4.2	Form of Warrant to Purchase Shares of Common Stock of QuantRx issued by QuantRx in favor of Investors (incorporated by reference to Exhibit 4.2 filed with Form 8-K on January 29, 2008).
4.3	Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated June 2008, issued by QuantRx in favor of lender (incorporated by reference to Exhibit 4.2 filed with Form 8-K on July 28, 2008).
4.4	Form of Warrant to Purchase Shares of Common Stock of QuantRx, dated August 2008, issued by QuantRx in favor of lender. (incorporated by reference to Exhibit 4.2 filed with Form 8-K on August 27, 2008).
4.5	Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.4 filed with Form 8-K on August 5, 2009).
4.6	Warrant to Purchase 2,000,000 Shares of Common Stock of QuantRx, dated July 30, 2009, issued by QuantRx in favor of NuRx (incorporated by reference to Exhibit 10.5 filed with Form 8-K on August 5, 2009).
10.1	2007 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C filed with Schedule 14A on June 5, 2007).
10.2	Employment Agreement, dated July 30, 2009, by and between QuantRx and William Fleming (incorporated by reference to Exhibit 10.8 filed with Form 8-K on August 5, 2009).
10.3	Settlement Agreement and Release, dated as of July 7, 2011, by and between the Company and NuRx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on July 8, 2011).
10.4	Form of Convertible Demand Purchase Note, dated July 1, 2017 (incorporated by reference to Exhibit 10.1 filed with Form 10-Q on August 20, 2017).

10.5	Asset Purchase Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2017).
10.6	Patent Assignment Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2017).
10.7	Trademark Assignment Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.3 filed with Form 8-K on December 21, 2017).
10.8	Intellectual Property License Agreement, dated December 14, 2017, by and between QuantRx Biomedical Corporation and Preprogen LLC (incorporated by reference to Exhibit 10.4 filed with Form 8-K on December 21, 2017).
10.9	Escrow Agreement, dated December 14, 2017 (incorporated by reference to Exhibit 10.5 filed with Form 8-K on December 21, 2017).
10.10	Warrant to Purchase 15,000,000 Shares of Common Stock of QuantRx, dated December 14, 2017 (incorporated by reference to Exhibit 10.6 filed with Form 8-K on December 21, 2017).
10.11	Amendment No. 1 to the Asset Purchase Agreement, by and between QuantRx Biomedical Corporation and Preprogen LLC, dated October 8, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 10-Q on November 19, 2018).
14.1	Ethical Guidelines adopted by the Board of Directors of the Company on May 31, 2005 (incorporated by reference to Exhibit 14.1 filed with Form 10-KSB on March 31, 2006).
31**	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive and Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101..DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Document is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantRx Biomedical Corporation

Date: April 15, 2022	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer, Principal Accounting Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuantRx Biomedical Corporation

Date: April 15, 2022	By:	/s/ Shalom Hirschman
Shalom Hirschman Chief Executive Officer, Principal Accounting Officer and Chair of the Board

Date: April 15, 2022	By:	/s/ Michael Abrams
Michael Abrams, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of QuantRx Biomedical Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of QuantRx Biomedical Corporation (“the Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of operating losses, limited cash resources, and an absence of an operating plan. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington
April 15, 2022

QUANTRX BIOMEDICAL CORPORATION

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,950	$55,428
Total Current Assets	5,950	55,428

Investments, net of impairment of $500,000 and $500,000	-	-
Total Assets	$5,950	$55,428

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$10,219	$16,312
Notes Payable	1,387,694	1,387,694
Notes Payable, accrued interest	1,067,644	866,226
Notes Payable, related party and accrued interest	181,490	166,251
Total Liabilities	2,647,047	2,436,483

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares;20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(52,375,028)	(52,114,986)
Total Stockholders’ Equity (Deficit)	(2,641,097)	(2,381,055)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,950	$55,428

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

Revenue:	$-	$-
Total Revenue	-	-

Costs and Operating Expense:
Sales, general and administrative	12,333	12,726
Professional fees	31,050	37,398
Professional fees, related party	-	10,500
Total Costs and Operating Expenses	43,383	60,624

LOSS FROM OPERATIONS:	(43,383)	(60,624)

Other Income (Expense):
Interest Expense	(216,659)	(216,720)
Gain (loss) on settlement of accounts payable	-	24,610
Total Other Income (Expense), net	(216,659)	(192,110)

Profit (Loss) Before Taxes	(260,042)	(252,734)

Provision for Income Taxes	-	-

Net Profit (Loss)	$(260,042)	$(252,734)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(260,042)	$(252,734)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment on investment	-	-
Loss (gain) on forgiveness of debt	-	(24,610)
(Increase) Decrease in:
Prepaid expense	-	7,000
(Increase) Decrease in:
Accounts Payable	(6,093)	(21,300)
Accrued interest	216,657	216,721
Net Cash Used by Operating Activities	(49,478)	(74,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(49,478)	(74,923)

Cash and Cash Equivalents, Beginning of Period	55,428	130,351

Cash and Cash Equivalents, End of Period	$5,950	$55,428

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	to be Issued	Accumulated Deficit	Total
BALANCE, January 1, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(51,862,252)	$(2,128,321)
Net loss for the year ended December 31, 2020	-	-	-	-	-	-	(252,734)	(252,734)
BALANCE, DECEMBER 31, 2020	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,114,986)	$(2,381,055)

Net loss for the year ended December 31, 2021	-	-	-	-	-	-	(260,042)	(260,042)
BALANCE, DECEMBER 31, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,375,028)	$(2,641,097)

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

Our principal business line consists of over-the-counter commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as maintaining established and continuing licensing relationships related to these products. We also own certain diagnostic testing technology (the “Diagnostic Business”, and collectively with the OTC Business, the “Business”) that is based on our lateral flow patents. Management believes this corporate structure permits us to more efficiently explore options to maximize the value of our products and intellectual property portfolio, with the objective of maximizing the value of the Businesses for the benefit of the Company and our shareholders.

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

As set forth in the Preprogen Agreement, as consideration for the sale, assignment and transfer of the Purchased Assets (the “Preprogen Transaction”)on the Closing Date, Preprogen(A) paid us $1.0 million (“Cash Amount”) as follows: (i) approximately $38,000 was paid to the City of Portland to payoff certain indebtedness owed by us to the City of Portland, (ii) $65,000 in principal amount of notes held by Preprogen was credited toward the purchase price as a result of the cancellation and termination of those certain promissory notes payable to Preprogen by us, and (iii) the remaining balance was paid to us in cash at closing (the “Closing Balance”); and (B) issued to us that number of membership interests in Preprogen equal to 15% of the issued and outstanding membership interests in Preprogen on a fully diluted basis as of the Closing Date. Under the terms of the Preprogen Agreement, Preprogen is obligated to pay to us such additional amounts calculated based on the aggregate gross revenue generated by Preprogen from the sale of products after the Closing Date that utilize, or royalty payments or licensing fees received by Preprogen with respect to, the Purchased Assets, if any, as more particularly set forth in the Preprogen Agreement.

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

The Black-Scholes model is used to value the warrant on the modification date by applying the revised assumptions. The difference between the fair value of the warrants prior to the modification and after the modification determines the incremental value. The Company has modified warrants in connection with the issuance of certain notes and note extensions. These modified warrants were originally issued in connection with previous private placement investments. In the case of debt issuances, the warrants were accounted for as original issuance discount based on their relative fair values. When modified in connection with a note issuance, the Company recognizes the incremental value as a part of the debt discount calculation, using its relative fair value in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”. When modified in connection with note extensions, the Company recognized the incremental value as prepaid interest, which is expensed over the term of the extension. During the years ended December 31, 2021 and 2020, the Company recorded incremental expenses related to warrants of $0 and $0, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2021 and 2020.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. At times, such balances may exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice. At December 31, 2021, the Company’s cash balances were within the federally insured limits.

Earnings per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase Common Stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. During the year ended December 31, 2021, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including Common Stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of December 31, 2021, the Company had outstanding warrants exercisable for 15,000,000 shares of its Common Stock, and preferred shares convertible into 6,196,893 shares of its Common Stock. The Company has reserved for issuance 860,000 shares of its Series B Preferred stock to certain investors in connection with the 2017 Bridge Notes. As of December 31, 2021, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Convertible Notes Payable.

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

The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. The Company has not elected the fair value option for any of its assets or liabilities. The Company’s assets and liabilities are stated at or near fair value

Impairments

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2021 or 2020; and have not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2021 or 2020. See Note 7, Income Taxes, below.

Intangible Assets

The Company’s intangible assets consist of patents, licensed patents and patent rights, and website development costs, and are carried at the legal cost to obtain them. Costs to renew or extend the term of intangible assets are expensed when incurred. In 2008, through our formerly majority owned subsidiary, the Company also held technology licenses and other acquired intangibles. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: patents, 17 years; patents under licensing, 10 years; website development costs, three years, and in 2008, acquired intangibles had a weighted average life of 15 years. The Company has fully amortized its Intangible Assets as of December 31, 2021.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2021 and 2020 consisted of computer and office equipment, machinery and equipment and leasehold improvements with estimated useful lives of three to seven years. Estimated useful lives of leasehold improvements do not exceed the remaining lease term. Depreciation expense was $0 and $0 for the years ended December 31, 2021 and 2020, respectively. Expenditures for repairs and maintenance are expensed as incurred.

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

Recent Accounting Pronouncements

As of December 31, 2021, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

5. CONVERTIBLE NOTES PAYABLE

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

The schedule below shows issuance activity by year of issuance. There have been no issuances of Bridge Notes since 2017:

	2014	2014-15	2016	2017	Total
Principal	$768,694	$371,500	$283,000	$86,000	$1,509,194
Repurchased	$-	$(121,500)	$-	$-	$(121,500)
Related Party	$102,000	$-	$-	$-	$102,000
	$870,694	$250,000	$283,000	$86,000	$1,489,694

Maturity Date	6/30/2015	12/31/2015	12/31/2018	9/30/2017
Stated Interest	8%	10%	10%	10%
Default Interest	12%	18%	18%	18%

At December 31, 2021 and 2020, the Company’s Convertible Notes Payable are as follows:

	December 31, 2021	December 31, 2020
Notes Payable	$1,387,694	$1,387,694
Accrued Interest	1,067,644	866,226
Notes Payable, related party	102,000	102,000
Accrued Interest, related party	79,490	251
Total notes payable	$2,636,828	$2,420,171

Notes Payable, Related Party.

As of December 31, 2021 and 2020, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $181,490 and $166,251, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

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

At December 31, 2021 and 2020, the Company had gross deferred tax assets calculated at an expected blended rate of 21% and 21%, respectively, of approximately $6,446,000 and $6,411,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $6,446,000 and $6,411,000 has been established at December 31, 2021 and 2020, respectively.

Topic 740 in the Accounting Standards Codification (“ASC 740”) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2021, the Company had taken no tax positions that would require disclosure under ASC 740.

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

There is no unrecognized tax benefit included in the balance sheet that would, if recognized, affect the effective tax rate.

	2021	2020
Gross deferred tax assets:
Net operating loss carryforwards	$5,636,000	$5,581,000
Stock based expenses	50,000	70,000
Tax credit carryforwards	200,000	200,000
All others	560,000	560,000
	6,446,000	6,411,000

Deferred tax asset valuation allowance	(6,446,000)	(6,411,000)
Net deferred tax asset (liability)	$-	$-

At December 31, 2020, the Company has net operating loss carryforwards of approximately $6,411,000. The net change in the allowance account was an increase of approximately $35,000 and a decrease of approximately $2,100,000 for the years ended December 31, 2021 and 2020, respectively.

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

8. CAPITAL STOCK

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, of which 20,500,000 is designated as Series B Convertible Preferred Stock, $0.01 par value, with an aggregate stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized preferred shares have not been designated by the Company as of December 31, 2021.

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

As of December 31, 2021 and 2020, the Company had 6,196,893 shares of Series B Preferred Stock issued and outstanding. As of December 31, 2021, the Series B Preferred Stock had a liquidation preference of $61,969 and convertible into 6,196,893 shares of Common Stock.

As of December 31, 2021, the Company had reserved for issuance 860,000 shares of its Series B Preferred Stock in connection with Convertible Notes Payable.

Common Stock

The Company has authorized 150,000,000 shares of its Common Stock, $0.01 par value. The Company had issued and outstanding 78,696,461 shares of its Common Stock at December 31, 2021 and 2020.

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

During the years ended December 31, 2021 and 2020, no stock options were granted by the Company.

The following is a summary of all Common Stock option activity during the year ended December 31, 2021 and 2020:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,300,000	$0.04
Options granted	-	-
Options forfeited	(2,300,000)	0.04
Options exercised	-	-
Outstanding at December 31, 2020	-	-
Options granted	-	-
Options forfeited	-	-
Options exercised	-	-
Outstanding at December 31, 2021	-	$-

	Options Exercisable	Weighted Average Exercise Price Per Share
Exercisable at December 31, 2020	-	$-
Exercisable at December 31, 2021	-	$-

The following represents additional information related to Common Stock options outstanding and exercisable at December 31, 2021:

Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$-	-	-	$-

10. RELATED PARTY

In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for his services as Chief Executive Officer and $3,500 to Mr. Abrams for his services as a Director.

During the year ended December 31, 2020, Dr. Hirschman received aggregate compensation of $3,500 of consulting fees for services as Chief Executive Officer. Dr. Hirschman waived consulting fees for calendar years 2021 and 2020. Mr. Abrams waived consulting fees for the calendar years 2021 and 2020.

As of December 31, 2021 and 2020, we owed Mr. Abrams, a director of the Company, an aggregate of $181,490 and $166,251, respectively, for outstanding principal and accrued and unpaid interest due pursuant to certain Bridge Notes.

11. SUBSEQUENT EVENTS

On April 12, 2022, the Company received a shareholder loan in the amount of $25,000.

