Form 10-Q
period 2022-03-31
QUANTRX BIOMEDICAL CORP
filed 2022-05-16
CIK 820608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer’s common stock as of May 16, 2022 was 78,696,461.

PART I – FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1. Financial Statements

QUANTRX BIOMEDICAL CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,920	$5,950
Total Current Assets	5,920	5,950
Total Assets	$5,920	$5,950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$13,795	$10,219
Notes Payable	1,387,694	1,387,694
Notes Payable, accrued interest	1,117,726	1,067,644
Notes Payable, related party and accrued interest	185,289	181,490
Total Liabilities	2,704,504	2,647,047

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(52,432,515)	(52,375,028)
Total Stockholders’ Equity (Deficit)	(2,698,584)	(2,641,097)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,920	$5,950

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Costs and Operating Expense:
Sales, general and administrative	$3,606	$3,547
Professional fees	-	1,500
Total Costs and Operating Expenses	3,606	5,047

LOSS FROM OPERATIONS:	(3,606)	(5,047)

Other Income (Expense):
Interest Expense	(53,881)	(53,951)
Total Other Income (Expense), net	(53,881)	(53,951)

Profit (Loss) Before Taxes	(57,487)	(58,998)

Provision for Income Taxes	-	-

Net Profit (Loss)	$(57,487)	$(58,998)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,487)	$(58,998)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) Decrease in:
Increase (Decrease) in:
Accounts Payable	3,576	(1,886)
Accrued interest	53,881	53,951
Net Cash Used by Operating Activities	(30)	(6,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided (Used) by Financing Activities	-	-

Net Decrease in Cash and Cash Equivalents	(30)	(6,933)

Cash and Cash Equivalents, Beginning of Period	5,950	55,428

Cash and Cash Equivalents, End of Period	$5,920	$48,495

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional	Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	to be Issued	Accumulated Deficit	Total
For the three months ended March 31, 2021
BALANCE, January 1, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,114,986)	$(2,381,055)

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(58,998)	(58,998)
BALANCE, MARCH 31, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,173,984)	$(2,440,053)
For the three months ended March 31, 2022
BALANCE, January 1, 2022	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,375,028)	$(2,641,097)

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	(57,487)	(57,487)
BALANCE, MARCH 31, 2022	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,432,515)	$(2,698,584)

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board (“FASB”) Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

2. MANAGEMENT STATEMENT REGARDING GOING CONCERN

We currently are not generating revenue from operations, and do not anticipate generating meaningful revenue from operations or otherwise in the short-term. We have historically financed our operations primarily through issuances of equity and the proceeds from the issuance of promissory notes. In the past, we also provided for our cash needs by issuing our common stock, par value $0.01 per share (“Common Stock”), options and warrants for certain operating costs, including consulting and professional fees, as well as divesting its minority equity interests and equity-linked investments.

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

Accounting for Share-Based Payments. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“Topic 718”),, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the three months ended March 31, 2022 and 2021, the Company had no stock compensation expense.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“2018-07”) to expand the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted for an “emerging growth company” beginning after December 15, 2019. The Company has adopted this standard effective from January 1, 2020 and the adoption of this standard did not have any significant impact on the unaudited condensed consolidated interim financial statements.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three months ended March 31, 2022 and 2021, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

Earnings per Share. The Company computes net income (loss) per common share in accordance with ASC Topic 260, “Earnings Per Share” (“Topic 260”). Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

For the three months ended March 31, 2022 and the three months ended March 31, 2021, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of March 31, 2022 and at March 31, 2021, the Company had outstanding warrants exercisable for 15,000,000 shares of Common Stock, and outstanding preferred stock, $0.01 par value (“Preferred Stock”) convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the three months ended March 31, 2022 and March 31, 2021. At March 31, 2022 and March 31, 2021, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Preferred”), convertible into 860,000 shares of its Common Stock. As of March 31, 2022 and at March 31, 2021, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Bridge Notes (See Note 4).

Fair Value. The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for both financial and nonfinancial assets and liabilities. The Company has not elected the fair value option for any of its assets or liabilities.

Use of Estimates. The accompanying financial statements are prepared in conformity with GAAP, and include certain estimates and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Accordingly, actual results may differ from those estimates.

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

4. CONVERTIBLE NOTES PAYABLE

During the years 2014 to 2017, the Company issued a series of Bridge Notes (the “Bridge Notes”) in aggregate principal amount of $1,489,694. The Bridge Notes matured on various dates through 2018. The Bridge Notes are in default and bear interest rates ranging from 12% to 18%. As of March 31, 2022, the Bridge Notes are due and payable.

At March 31, 2022 and December 31, 2021, the Company’s Convertible Notes Payable are as follows:

	March 31, 2022	December 31, 2021
Notes Payable	$1,387,694	$1,387,694
Accrued Interest	$1,117,726	$1,067,644
Notes Payable, related party	$102,000	$102,000
Accrued Interest, related Party	$83,289	$79,490
Total Notes Payable	$2,690,709	$2,636,828

Notes Payable, Related Party.

As of March 31, 2022 and December 31, 2021, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $185,289 and $181,490, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes. The Bridge Notes held by Mr. Abrams are in default and bear interest rates ranging from 12% to 18%. As of March 31, 2022, the Bridge Notes are due and payable.

5. RELATED PARTY TRANSACTIONS

In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for his services as Chief Executive Officer and $3,500 to Mr. Abrams for his services as a Director. Effective January 1, 2020, Mr. Abrams has waived the payments of fees for his services. Effective April 1, 2020, Dr. Hirschman has waived the payment of is fees as Chief Executive Officer.

As of March 31, 2022 and December 31, 2021, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $185,289 and $181,490, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes.

6. PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, of which 20,500,000 are designated as Series B Preferred, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized shares of Preferred Stock had not been designated by the Company as of March 31, 2022.

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

In July and August, 2017, the Company entered into Note Purchase Agreements with two existing stockholders, pursuant to which the Company issued certain Bridge Notes (the “2017 Bridge Notes”) in the aggregate principal amount of $86,000. As additional consideration for the purchase of the 2017 Bridge Notes, the Company has reserved for issuance an aggregate of 860,000 shares of Series B Preferred to be issued to the purchasers of the 2017 Bridge Notes. The Company has valued the Series B Preferred and has recorded a discount on the 2017 Bridge Notes of $7,818, which was amortized in full during the year ended December 31, 2017.

In April 2018, the Company completed the purchase of 10,480,049 shares of Series B Preferred from an institutional shareholder for an aggregate purchase price of $20,000. Following this transaction, the shareholder no longer holds shares in the Company.

As of March 31, 2022 and December 31, 2021, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock.

7. COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock for issuance, of which 78,696,461 were issued and outstanding at each March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022 and March 31, 2021, there were no warrants issued by the Company. As of March 31, 2022, the Company has one warrant issued and outstanding, this warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan. The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance based awards, the expected service term. The Company did not issue any options during the three months ended March 31, 2022 or 2021. As of March 31, 2022, the Company has no options issued and outstanding.

8. SUBSEQUENT EVENTS

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

Overview

We have developed and intend to commercialize our patented miniform pad (“PAD”) and PAD based over-the-counter products for the treatment of hemorrhoids, minor vaginal infection, urinary incontinence, general catamenial uses and other medical needs. We are also developing and intend to commercialize genomic diagnostics for the laboratory market, based on our lateral flow patents. Our platforms include: inSync®, UniqueTM, and OEM branded over-the-counter and laboratory testing products based on our core intellectual property related to our PAD technology.

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

Our principal business line consists of over-the-counter commercialization of our InSync feminine hygienic interlabial pad, the Unique® Miniform for hemorrhoid application, and other treated miniforms (the “OTC Business”), as well as maintaining established and continuing licensing relationships related to the OTC Business. We also own certain diagnostic testing technology that is based on our lateral flow patents (the “Diagnostic Business”, and collectively with the OTC Business, the “Business”). Management believes this corporate structure permits us to more efficiently explore options to maximize the value of the Business, with the objective of maximizing the value of the Business for the benefit of the Company and our shareholders.

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

The following discussion of our financial condition should be read together with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021.

The Company did not generate any revenue during the three months ended March 31, 2022 or the three months ended March 31, 2021. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended March 31, 2022 and 2021 was $3,606 and $3,547, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s SEC reporting requirements. The increase in sales, general and administrative expense for the three months ended March 31, 2022 is principally due to higher costs for the Company’s transfer agent, partially offset by lower costs for maintenance of intellectual property.

Professional fees for the three months ended March 31, 2022 and 2021 were $0 and $1,500, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease in professional fees for the three months ended March 31, 2022 is principally due to higher legal fees paid in the 2021 period.

The Company did not incur any research and development costs during the three months ended March 31, 2022 or 2021. The Company does not expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended March 31, 2022 and 2021 was $53,881 and $53,951, respectively. The decrease in interest expense in the 2022 period compared to the 2021 period is slightly lower due to timing.

During the three months ended March 31, 2022, the Company recorded net loss of $57,487 compared to net loss for the three months ended March 31, 2021 of $58,998. The decrease in net loss during the 2022 period is primarily due lower expenses during the 2022 period, as discussed above.

The Company expects net loss to decrease in future periods due to the current suspension of its active operations and its lack of revenue. The Company does not expect to re-commence active operations until it is able to secure financing necessary to execute its business and operating plan, including the development and launch of its OTC Business, or to otherwise capitalize on our PAD technology.

Liquidity and Capital Resources

At March 31, 2022, the Company had cash and cash equivalents of $5,920 as compared to $5,950 at December 31, 2021.

The Company had cash and cash equivalents of $48,495 at March 31, 2021. The decrease in cash and cash equivalents between the corresponding 2022 and 2021 periods of approximately $42,575 is primarily attributable to cash used for operations in the 2021 and 2022 periods.

During the three months ended March 31, 2022, the Company used $30 for operating activities, compared to $6,933 used during the three months ended March 31, 2021. The net overall decrease in cash used for operating activities during the three months ended March 31, 2021 is attributable primarily to decreased operating expenses in the 2022 period.

The Company has not generated sufficient revenue from operations to meet its operating expense. The Company requires additional funding to complete the development and launch of its OTC Business, or to otherwise capitalize on its PAD technology. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing shares of its Common Stock, options and warrants for certain operating costs, including consulting and professional fees.

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

Preprogen LLC (“Preprogen): During the years ended December 31, 2019 and December 31, 2018, the Company recorded a loss of $222,000 and $278,000, respectively, on an impairment on the value of its investment in Preprogen. The Company has valued the impairment based on an evaluation by a third-party using the value of similar investments in comparable companies. The Company has fully impaired its investment in Preprogen.

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At March 31, 2022 and December 31, 2021, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its principal financial officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on April 15, 2022. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report on Form 10-Q. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2022, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities, and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit	Description
31	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022	/s/ Shalom Hirschman
Shalom Hirschman
Principal Executive, Financial and Accounting Officer

