Form 10-Q
period 2022-06-30
QUANTRX BIOMEDICAL CORP
filed 2022-08-22
CIK 820608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the issuer’s common stock as of August 22, 2022 was 78,696,461.

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

ITEM 1. Financial Statements

QUANTRX BIOMEDICAL CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,646	$5,950
Prepaid expenses	2,998	-
Total Current Assets	4,644	5,950
Total Assets	$4,644	$5,950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$14,452	$10,219
Shareholder loan	25,000	-
Notes Payable	1,387,694	1,387,694
Notes Payable, accrued interest	1,167,808	1,067,644
Notes Payable, related party and accrued interest	189,089	181,490
Total Liabilities	2,784,043	2,647,047

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(52,513,330)	(52,375,028)
Total Stockholders’ Equity (Deficit)	(2,779,399)	(2,641,097)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,644	$5,950

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Costs and Operating Expense:
Sales, general and administrative	$3,005	$3,100	$6,611	$6,647
Professional fees	23,895	20,131	23,895	21,631
Total Costs and Operating Expenses	26,900	23,231	30,506	28,278

LOSS FROM OPERATIONS:	(26,900)	(23,231)	(30,506)	(28,278)

Other Income (Expense):
Interest Expense	(53,915)	(53,759)	(107,796)	(107,710)
Total Other Income (Expense), net	(53,915)	(53,759)	(107,796)	(107,710)

Profit (Loss) Before Taxes	(80,815)	(76,990)	(138,302)	(135,988)

Provision for Income Taxes	-	-	-	-

Net Profit (Loss)	$(80,815)	$(76,990)	$(138,302)	$(135,988)

Basic and Diluted Net Loss per Common Share	$-	$-	$-	$-

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,302)	$(135,988)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) Decrease in:
Prepaid expense	(2,998)	-
(Increase) Decrease in:
Accounts Payable	4,233	607
Accrued interest	107,763	107,709
Accrued expenses	4,233	-
Net Cash Used by Operating Activities	(29,304)	(27,672)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loan	25,000
Net Cash Provided by Financing Activities	25,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	(4,304)	(27,672)

Cash and Cash Equivalents, Beginning of Period	5,950	55,428

Cash and Cash Equivalents, End of Period	$1,646	$27,756

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock to be Issued	Accumulated Deficit	Total
For the three and six months ended June 30, 2021

BALANCE, April 1, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,173,984)	$(2,440,053)
Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	(76,990)	(76,990)
BALANCE, June 30, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,250,974)	$(2,517,043)

BALANCE, January 1, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(52,114,986)	(2,381,055)
Net loss for the nine months ended June 30, 2021	-	-	-	-	-	-	(135,988)	(135,988)
BALANCE, June 30, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,250,974)	$(2,517,043)

For the three and six months ended June 30, 2022

BALANCE, April 1, 2022	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,432,515)	$(2,698,584)
Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	(80,815)	(80,815)
BALANCE, June 30, 2022	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,513,330)	$(2,779,399)

BALANCE, January 1, 2022	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	8,600	$(52,375,028)	(2,641,097)
Net loss for the six months ended June 30, 2022	-	-	-	-	-	-	(138,302)	(138,302)
BALANCE, JUNE 30, 2022	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,513,330)	$(2,779,399)

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board (“FASB”) Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Accounting for Share-Based Payments. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“Topic 718”), which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the three and six months ended June 30, 2022 and 2021, the Company had no stock compensation expense.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three and six months ended June 30, 2022 and 2021, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

For the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of June 30, 2022 and at June 30, 2021, the Company had outstanding warrants exercisable for 15,000,000 shares of Common Stock, and outstanding preferred stock, $0.01 par value (“Preferred Stock”) convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the three and six months ended June 30, 2022 and June 30, 2021. At June 30, 2022 and June 30, 2021, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Preferred”), convertible into 860,000 shares of its Common Stock. As of June 30, 2022 and at June 30, 2021, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Bridge Notes (See Note 4).

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

4. CONVERTIBLE NOTES PAYABLE

During the years 2014 to 2017, the Company issued a series of Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $1,489,694. The Bridge Notes matured on various dates through 2018. The Bridge Notes are in default and bear interest rates ranging from 12% to 18%. As of June 30, 2022, the Bridge Notes are due and payable.

At June 30, 2022 and December 31, 2021, the Company’s Convertible Notes Payable are as follows:

	June 30, 2022	December 31, 2021
Notes Payable	$1,387,694	$1,387,694
Accrued Interest	$1,167,808	$1,067,644
Notes Payable, related party	$102,000	$102,000
Accrued Interest, related Party	$87,089	$79,490
Total Notes Payable	$2,744,591	$2,636,828

Notes Payable, Related Party.

As of June 30, 2022 and December 31, 2021, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $189,089 and $181,490, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes. The Bridge Notes held by Mr. Abrams are in default and bear interest rates ranging from 12% to 18%. As of June 30, 2022, the Bridge Notes are due and payable.

5. SHAREHOLDER LOAN

During the six months ended June 30, 2022, the Company received a shareholder loan in the amount of $25,000 to support its operations. The parties are currently negotiating the terms of the shareholder loan, although it is currently anticipated that such loan will be in the form of a convertible promissory note with interest accruing beginning after the date of this Report.

6. RELATED PARTY TRANSACTIONS

In November 2018, the Company authorized payment of $3,500 per month to Dr. Hirschman for his services as Chief Executive Officer and $3,500 to Mr. Abrams for his services as a director. Effective January 1, 2020, Mr. Abrams has waived the payments of fees for his services. Effective April 1, 2020, Dr. Hirschman has waived the payment of his fees as Chief Executive Officer.

As of June 30, 2022, and December 31, 2021, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $189,089 and $181,490, respectively, for outstanding principal and accrued and unpaid interest on certain Bridge Notes. See Note 4 above.

7. PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, of which 20,500,000 are designated as Series B Preferred, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized shares of Preferred Stock had not been designated by the Company as of June 30, 2022.

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

As of June 30, 2022, and December 31, 2021, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock.

8. COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock for issuance, of which 78,696,461 were issued and outstanding at each June 30, 2022, and December 31, 2021.

During the three months ended June 30, 2022 and June 30, 2021, there were no warrants issued by the Company. As of June 30, 2022, the Company has one warrant issued and outstanding, this warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan. The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance-based awards, the expected service term. The Company did not issue any options during the three and six months ended June 30, 2022, or 2021. As of June 30, 2022, the Company has no options issued and outstanding.

9. SUBSEQUENT EVENTS

On August 16, 2022, the Company received a shareholder loan in the amount of $8,000. The parties are currently negotiating the terms of the shareholder loan, although it is currently anticipated that such loan will be in the form of a convertible promissory note.

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

While we expect the impacts of COVID-19 to have an adverse effect on our ability to successfully obtain working capital necessary to continue as a going concern and to develop a longer-term financing and operating plan, we are unable to predict the extent or nature of these impacts at this time.

The following discussion of our financial condition should be read together with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 to the Three and Six Months Ended June 30, 2021.

The Company did not generate any revenue during the three and six months ended June 30, 2022 or the three and six months ended June 30, 2021. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended June 30, 2022 and 2021 was $3,005 and $3,100, respectively. Sales, general and administrative expense for the six months ended June 30, 2022 and 2021 was $6,611 and $6,647, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s SEC reporting requirements. The decrease in sales, general and administrative expense for the three and six months ended June 30, 2022 is principally due to higher costs for the Company’s transfer agent, partially offset by lower costs for maintenance of intellectual property in the 2022 periods.

Professional fees for the three months ended June 30, 2022 and 2021 were $23,895 and $20,131, respectively. Professional fees for the six months ended June 30, 2022 and 2021 were $23,895 and $21,631, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The increase in professional fees for the three and six months ended June 30, 2022 is principally due to higher legal and accounting fees paid in the 2022 periods.

The Company did not incur any research and development costs during the three or six months ended June 30, 2022 or 2021. The Company does not expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended June 30, 2022 and 2021 was $53,915 and $53,759, respectively. Interest expense for the six months ended June 30, 2022 and 2021 was $107,796 and $107,710, respectively. The increase in interest expense in the 2022 periods compared to the 2021 periods is slightly higher due to timing.

During the three months ended June 30, 2022 and 2021, the Company recorded net losses of $80,515 and $76,990, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded net losses of $138,302 and $135,998, respectively. The increase in net loss during the 2022 periods is primarily due higher expenses during the 2022 periods, as discussed above.

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

Liquidity and Capital Resources

At June 30, 2022, the Company had cash and cash equivalents of $1,646 as compared to $5,950 at December 31, 2021.

The Company had cash and cash equivalents of $27,756 at June 30, 2021. The decrease in cash and cash equivalents between the corresponding 2022 and 2021 periods of approximately $26,110 is primarily attributable to cash used for operations in the 2021 and 2022 periods.

During the six months ended June 30, 2022, the Company used $29,304 for operating activities, compared to $27,672 used during the six months ended June 30, 2021. The net overall increase in cash used for operating activities during the six months ended June 30, 2021 is attributable primarily to increased operating expenses in the 2022 period.

During the six months ended June 30, 2022, the Company received a shareholder loan of $25,000 to support operations. The parties are currently negotiating the terms of the shareholder loan, although it is currently anticipated that such loan will be in the form of a convertible promissory note with interest accruing beginning after the date of this Report.

The Company has not generated sufficient revenue from operations to meet its operating expenses. The Company requires additional funding to complete the development and launch of its OTC Business, or to otherwise capitalize on its PAD technology. The Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing shares of its Common Stock, options and warrants for certain operating costs, including consulting and professional fees.

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

Preprogen LLC (“Preprogen”): During the years ended December 31, 2019 and December 31, 2018, the Company recorded a loss of $222,000 and $278,000, respectively, on an impairment on the value of its investment in Preprogen. The Company has valued the impairment based on an evaluation by a third-party using the value of similar investments in comparable companies. The Company has fully impaired its investment in Preprogen.

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At June 30, 2022 and December 31, 2021, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its principal financial officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on April 15, 2022. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report on Form 10-Q. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2022, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: August 22, 2022	/s/ Shalom Hirschman
Shalom Hirschman
Principal Executive, Financial and Accounting Officer

