Form 10-Q
period 2022-09-30
QUANTRX BIOMEDICAL CORP
filed 2022-11-14
CIK 820608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the issuer’s common stock as of November 14, 2022 was 78,696,461.

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

ITEM 1. Financial Statements

QUANTRX BIOMEDICAL CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,884	$5,950
Prepaid expenses	1,499	-
Total Current Assets	5,383	5,950
Total Assets	$5,383	$5,950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$16,475	$10,219
Shareholder loan	31,000	-
Notes Payable	1,489,694	1,387,694
Notes Payable, accrued interest	1,308,779	1,067,644
Notes Payable, related party and accrued interest	-	181,490
Total Liabilities	2,845,948	2,647,047

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 25,000,000 authorized shares; 20,500,000 shares designated as Series B Convertible Preferred Stock; Series B Convertible Preferred shares 6,196,893 issued and outstanding	61,969	61,969
Common stock; $0.01 par value; 150,000,000 authorized; 78,696,461 shares issued and outstanding	786,964	786,964
Stock to be issued	8,600	8,600
Additional paid-in capital	48,876,398	48,876,398
Accumulated deficit	(52,574,496)	(52,375,028)
Total Stockholders’ Equity (Deficit)	(2,840,565)	(2,641,097)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,383	$5,950

The accompanying condensed notes are an integral part of these financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Costs and Operating Expense:
Sales, general and administrative	$2,903	$2,810	$9,514	$9,457
Professional fees	4,347	5,732	28,242	27,363
Total Costs and Operating Expenses	7,250	8,542	37,756	36,820

LOSS FROM OPERATIONS:	(7,250)	(8,542)	(37,756)	(36,820)

Other Income (Expense):
Interest Expense	(53,916)	(54,473)	(161,712)	(162,183)
Total Other Income (Expense), net	(53,916)	(54,473)	(161,712)	(162,183)

Profit (Loss) Before Taxes	(61,166)	(63,015)	(199,468)	(199,003)

Provision for Income Taxes	-	-	-	-

Net Profit (Loss)	$(61,166)	$(63,015)	$(199,468)	$(199,003)

Basic and Diluted Net Loss per Common Share	$-	$-	$-	$-

Basic and Diluted Weighted Average Shares Used in per Share Calculation	78,696,461	78,696,461	78,696,461	78,696,461

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(199,468)	$(199,003)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) Decrease in:
Prepaid expense	(1,499)	-
(Increase) Decrease in:
Accounts Payable	6,256	2,442
Accrued interest	161,645	162,184
Accrued expenses	-	-
Net Cash Used by Operating Activities	(33,066)	(34,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loan	31,000
Net Cash Provided by Financing Activities	31,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	(2,066)	(34,377)

Cash and Cash Equivalents, Beginning of Period	5,950	55,428

Cash and Cash Equivalents, End of Period	$3,884	$21,051

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Income tax paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

QUANTRX BIOMEDICAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional	Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	to be Issued	Accumulated Deficit	Total
For the three and nine months ended September 30, 2021

BALANCE, July 1, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,250,974)	$(2,517,043)
Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	(63,015)	(63,015)
BALANCE, September 30, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,313,989)	$(2,580,058)

BALANCE, January 1, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	(52,114,986)	(2,381,055)
Net loss for the nine months ended September 30, 2021	-	-	-	-	-	-	(199,003)	(199,003)
BALANCE, September 30, 2021	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,313,989)	$(2,580,058)

For the three and nine months ended September 30, 2022

BALANCE, July 1, 2022	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,513,330)	$(2,779,399)
Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	(61,166)	(61,166)
BALANCE, September 30, 2022	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,574,496)	$(2,840,565)

BALANCE, January 1, 2022	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	8,600	$(52,375,028)	(2,641,097)
Net loss for the nine months ended September 30, 2022	-	-	-	-	-	-	(199,468)	(199,468)
BALANCE, SEPTEMBER 30, 2022	6,196,893	$61,969	78,696,461	$786,964	$48,876,398	$8,600	$(52,574,496)	$(2,840,565)

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

We follow the accounting guidance outlined in the Financial Accounting Standards Board (“FASB”) Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the items under Regulation S-X required by the instructions to Form 10-Q. They may not include all information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022. The interim unaudited financial statements presented herein should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Accounting for Share-Based Payments. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“Topic 718”), which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed. During the three and nine months ended September 30, 2022 and 2021, the Company had no stock compensation expense.

In September 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“2018-07”) to expand the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted for an “emerging growth company” beginning after December 15, 2019. The Company has adopted this standard effective from January 1, 2020 and the adoption of this standard did not have any significant impact on the unaudited condensed consolidated interim financial statements.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year. During the three and nine months ended September 30, 2022 and 2021, the Company did not make any Black-Scholes model assumptions, as no share-based payments were made during those periods.

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

For the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of September 30, 2022 and at September 30, 2021, the Company had outstanding warrants exercisable for 15,000,000 shares of Common Stock, and outstanding preferred stock, $0.01 par value (“Preferred Stock”) convertible into 6,196,893 shares of its Common Stock, which options, warrants and Preferred Stock were deemed to be antidilutive for the three and nine months ended September 30, 2022 and September 30, 2021. At September 30, 2022 and September 30, 2021, the Company had reserved for issuance to certain investors 860,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Preferred”), convertible into 860,000 shares of its Common Stock. As of September 30, 2022 and at September 30, 2021, the Company has estimated and reserved for issuance approximately 20.0 million shares of Common Stock for a future conversion of its issued and outstanding Bridge Notes (See Note 4).

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

4. CONVERTIBLE NOTES PAYABLE

During the years 2014 to 2017, the Company issued a series of Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $1,489,694. The Bridge Notes matured on various dates through 2018. The Bridge Notes are in default and bear interest rates ranging from 12% to 18%. As of September 30, 2022, the Bridge Notes are due and payable.

At September 30, 2022 and December 31, 2021, the Company’s Convertible Notes Payable are as follows:

	September 30, 2022	December 31, 2021
Notes Payable	$1,489,694	$1,387,694
Accrued Interest	$1,308,779	$1,067,644
Notes Payable, related party	$-	$102,000
Accrued Interest, related Party	$-	$79,490
Total Notes Payable	$2,798,473	$2,636,828

Notes Payable, Related Party.

As of December 31, 2021, the Company owed Mr. Abrams, a director of the Company, an aggregate total of $189,089 for outstanding principal and accrued and unpaid interest on certain Bridge Notes. The Bridge Notes held by Mr. Abrams are in default and bear interest rates ranging from 12% to 18%. As of September 30, 2022, the Bridge Notes are due and payable.

Effective August 22, 2022, Michael Abrams resigned from his position as a member of the Board of Directors of the Company and is no longer considered a related party with respect to the outstanding principal and accrued and unpaid interest on certain Bridge Notes.

5. SHAREHOLDER LOAN

During the nine months ended September 30, 2022, the Company received a shareholder loan in the amount of $31,000 to support its operations. The parties are currently negotiating the terms of the shareholder loan, although it is currently anticipated that such loan will be in the form of a convertible promissory note with interest accruing beginning after the date of this Report.

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

Effective August 22, 2022, Michael Abrams resigned from his position as a member of the Board of Directors of the Company and is no longer considered a related party. See Note 4 above.

7. PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, of which 20,500,000 are designated as Series B Preferred, with a stated value of approximately $204,000 (“Series B Preferred”). The remaining authorized shares of Preferred Stock had not been designated by the Company as of September 30, 2022.

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

As of September 30, 2022, and December 31, 2021, the Company had 6,196,893 shares of Series B Preferred issued and outstanding, with a liquidation preference of $61,969 and convertible into 6,196,893 shares of the Company’s Common Stock.

8. COMMON STOCK, OPTIONS AND WARRANTS

The Company has authorized 150,000,000 shares of its Common Stock for issuance, of which 78,696,461 were issued and outstanding at each September 30, 2022, and December 31, 2021.

During the three months ended September 30, 2022 and September 30, 2021, there were no warrants issued by the Company. As of September 30, 2022, the Company has one warrant issued and outstanding, this warrant was issued in December 2018 to Preprogen’s designee to purchase up to 15.0 million shares of the Company’s Common Stock, at an exercise price of $0.05 per share. The warrant was exercisable immediately upon issuance, and expires on December 14, 2022.

2007 Incentive and Non-Qualified Stock Option Plan. The fair value of options granted under the Company’s 2007 Incentive and Non-Qualified Stock Option Plan is recorded as compensation expense over the vesting period, or, for performance-based awards, the expected service term. The Company did not issue any options during the three and nine months ended September 30, 2022, or 2021. As of September 30, 2022, the Company has no options issued and outstanding.

9. SUBSEQUENT EVENTS

On November 8, 2022, the Company received a shareholder loan in the amount of $5,000. The parties are currently negotiating the terms of the shareholder loan, although it is currently anticipated that such loan will be in the form of a convertible promissory note.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 to the Three and Nine Months Ended September 30, 2021.

The Company did not generate any revenue during the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021. The absence of revenue is due to no royalty revenue attributable to the Company’s PAD technology received during the periods. Management does not anticipate that the Company will generate any revenue until such time as the Company develops a plan to commercialize its over-the-counter products, which is contingent on the receipt of financing.

Sales, general and administrative expense for the three months ended September 30, 2022 and 2021 was $2,903 and $2,810, respectively. Sales, general and administrative expense for the nine months ended September 30, 2022 and 2021 was $9,514 and $9,457, respectively. Sales, general and administrative expense includes, but is not limited to, consulting expense, office and insurance expense, accounting and other costs to maintain compliance with the Company’s SEC reporting requirements. The increase in sales, general and administrative expense for the three and nine months ended September 30, 2022 is principally due to higher costs for the Company’s transfer agent, in the 2022 periods.

Professional fees for the three months ended September 30, 2022 and 2021 were $4,347 and $5,732, respectively. Professional fees for the nine months ended September 30, 2022 and 2021 were $28,242 and $27,363, respectively. Professional fees include the costs of legal, consulting and auditing services provided to us. The decrease in professional fees for the three months ended September 30, 2022 is principally due to lower legal and accounting fees paid in the 2022 three-month periods. The increase in professional fees for the nine months ended September 30, 2022 is principally due to higher legal and accounting fees in the 2022 nine-month periods.

The Company did not incur any research and development costs during the three or nine months ended September 30, 2022 or 2021. The Company does not expect to engage in any research and development activity until funding is secured and it develops a plan to commercialize its products.

Interest expense for the three months ended September 30, 2022 and 2021 was $53,916 and $54,473, respectively. Interest expense for the nine months ended September 30, 2022 and 2021 was $161,712 and $162,183, respectively. The decrease in interest expense in the 2022 periods compared to the 2021 periods is slightly lower due to timing.

During the three months ended September 30, 2022 and 2021, the Company recorded net losses of $61,166 and $63,015, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded net losses of $199,468 and $199,003, respectively. The decrease in net loss during the three months ended September 30, 2022 and 2021 are due primarily to lower expenses during the 2022 three-month periods, as discussed above. The increase in net loss during the nine months ended September 30, 2022 periods is primarily due higher expenses during the 2022 nine-month periods, as discussed above.

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

Liquidity and Capital Resources

At September 30, 2022, the Company had cash and cash equivalents of $3,884 as compared to $5,950 at December 31, 2021.

The Company had cash and cash equivalents of $21,051 at September 30, 2021. The decrease in cash and cash equivalents between the corresponding 2022 and 2021 periods of approximately $17,167 is primarily attributable to cash used for operations in the 2021 and 2022 periods.

During the nine months ended September 30, 2022, the Company used $33,066 for operating activities, compared to $34,377 used during the nine months ended September 30, 2021. The net overall decrease in cash used for operating activities during the nine months ended September 30, 2021 is attributable primarily to lower interest expense in the 2022 period.

During the nine months ended September 30, 2022, the Company received a shareholder loan of $31,000 to support operations. The parties are currently negotiating the terms of the shareholder loan, although it is currently anticipated that such loan will be in the form of a convertible promissory note with interest accruing beginning after the date of this Report.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and tax bases of assets and liabilities, which requires management to perform estimates of future transactions and their respective valuations. We review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the Company will not realize the benefit of the net deferred tax asset. At September 30, 2022 and December 31, 2021, a valuation allowance has been established. The likelihood of a material change in the valuation allowance depends on our ability to generate sufficient future taxable income. In the future, if management determines that the likelihood exists to utilize the Company’s deferred tax assets, a reduction of the valuation allowance could materially increase the Company’s net deferred tax asset.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based on this evaluation, and in light of the previously disclosed material weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer, who also serves as its principal financial officer, concluded that our disclosure controls and procedures were not effective.

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

ITEM 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on April 15, 2022. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report on Form 10-Q. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2022, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: November 14, 2022	/s/ Shalom Hirschman
Shalom Hirschman
Principal Executive, Financial and Accounting Officer

